Form 10-Q
period 1994-04-30
ONEIDA LTD
filed 1994-06-07
CIK 74585

FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION

                   Washington, D. C. 20549


 (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended April 30, 1994

                              OR

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

 Commission file number        1-5452

                         ONEIDA LTD.
    (Exact name of Registrant as specified in its charter)

           NEW YORK                       15-0405700
(State or other jurisdiction of         I.R.S. Employer
 incorporation or organization)        Identification No.

          ONEIDA, NEW YORK                    13421
(Address of principal executive offices)    (Zip code)

                         315-361-3636
     (Registrant's telephone number, including area code)

                        NOT APPLICABLE
  (Former name, former address and former fiscal period, if
                  changed since last report)

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of
the Securities Exchange Act of 1934 during the preceding 12
months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X  No_
Indicate the number of shares outstanding of each of the
issuer's classes of common stock as of May 28, 1994.
10,857,853

                          ONEIDA LTD

           FOR THE THREE MONTHS ENDED APRIL 30, 1994

                          FORM 10-Q







                            INDEX



PART I   FINANCIAL INFORMATION:

         Consolidated Statement of Operations

         Consolidated Balance Sheet

         Consolidated Statement of Cash Flows

         Notes to Consolidated Financial Statements

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations


PART II  OTHER INFORMATION

         No other information required to be filed for this quarter


         ITEM 6 (b)
         There were no reports filed under 8-K for this quarter


SIGNATURES


                             ONEIDA LTD.
                CONSOLIDATED STATEMENT OF OPERATIONS


                                           FOR THE
                                      THREE MONTHS ENDED
(In thousands except per              April 30,   May 1,
share amounts)                          1994       1993
NET SALES..........................   $111,022   $113,833
COST OF SALES......................     81,836     83,742
                                      ---------  ---------
GROSS MARGIN.......................     29,186     30,091
OPERATING REVENUES.................        156        182
                                      ---------  ---------
                                        29,342     30,273
OPERATING EXPENSES:
  Selling and distribution.........     17,693     16,892
  General and administrative.......      6,753      7,269
                                      ---------  ---------
    Total..........................     24,446     24,161
                                      ---------  ---------
INCOME FROM OPERATIONS.............      4,896      6,112
OTHER (INCOME) EXPENSE.............        394        (38)
INTEREST EXPENSE...................      1,609      2,113
                                      ---------  ---------
INCOME BEFORE TAXES................      2,893      4,037
PROVISION FOR INCOME TAXES.........      1,186      1,655
                                      ---------  ---------
NET INCOME.........................     $1,707     $2,382
                                      =========  =========
PER SHARE OF COMMON STOCK:
  Net Income.......................      $0.16      $0.23
  Cash Dividends Declared..........       0.12       0.12
SHARES USED IN PER SHARE DATA           10,755     10,266

See notes consolidated financial statements.



                                  ONEIDA LTD.
                           CONSOLIDATED BALANCE SHEET
                      APRIL 30, 1994 AND JANUARY 29, 1994


                                                         (Thousands)
                                                      APR 30,    JAN 29,
    ASSETS                                             1994       1994
    CURRENT ASSETS:
     Cash........................................      $3,456     $3,227
     Accounts receivable.........................      54,823     55,001
     Less allowance for doubtful accounts
      and promotional allowances.................      (2,002)    (2,066)
     Other accounts and notes receivable.........       2,532      2,775
     Inventories:
      Finished goods.............................     101,414     97,469
      Goods in process...........................      21,415     16,733
      Raw materials and supplies.................      15,980     14,129
     Other current assets........................       9,286      9,478
                                                     ---------  ---------
        Total current assets.....................     206,904    196,746
                                                     ---------  ---------
    PROPERTY, PLANT AND EQUIPMENT-At cost:
     Land........................................       1,822      1,824
     Buildings, machinery and equipment..........     228,676    225,466
                                                     ---------  ---------
        Total....................................     230,498    227,290
     Less accumulated depreciation...............     119,989    116,496
                                                     ---------  ---------
        Property, plant & equipment-net..........     110,509    110,794
                                                     ---------  ---------
    OTHER ASSETS:
     Deferred income taxes.......................       6,267      6,254
     Other.......................................       4,238      4,711
                                                     ---------  ---------
         TOTAL...................................    $327,918   $318,505
                                                     =========  =========

    See notes to consolidated financial statements.


                                  ONEIDA LTD.
                           CONSOLIDATED BALANCE SHEET
                      APRIL 30, 1994 AND JANUARY 29, 1994


                                                         (Thousands)
                                                      APR 30,    JAN 29,
    LIABILITIES AND STOCKHOLDERS' EQUITY               1994       1994
    CURRENT LIABILITIES:
     Short-term debt.............................     $20,314    $11,186
     Banker's acceptances........................      18,000     17,000
     Accounts payable............................      29,790     27,773
     Accrued liabilities.........................      24,891     28,071
     Current installments of long-term debt......         958        899
                                                     ---------  ---------
        Total current liabilities................      93,953     84,929
                                                     ---------  ---------
    LONG-TERM DEBT...............................      74,830     75,301
                                                     ---------  ---------
    OTHER LIABILITIES:
     Accrued postretirement liability............      61,363     60,806
     Accrued pension liability...................       5,511      5,511
     Other liabilities...........................       5,642      6,045
                                                     ---------  ---------
        Total....................................      72,516     72,362
                                                     ---------  ---------
    STOCKHOLDERS' EQUITY:
     6% cumulative preferred stock; $25 par
      value; authorized 95,660 shares, issued
      89,307 and 89,433 shares, respectively,
      callable at $30 per share..................       2,233      2,236
     Common stock $1 par value; authorized
      24,000,000 shares, issued 11,547,163
      and 11,429,843 shares, respectively........      11,547     11,430
     Additional paid-in capital..................      79,390     78,423
     Retained earnings...........................       8,495      8,129
     Equity adjustment from translation..........      (3,272)    (2,461)
     Less cost of common stock held in treasury;
      714,809 and 720,340 shares, respectively...      (9,032)    (9,102)
     Less unallocated ESOP shares of common
      stock of 211,465 ..........................      (2,742)    (2,742)
                                                     ---------  ---------
        Stockholders' Equity.....................      86,619     85,913
                                                     ---------  ---------
         TOTAL...................................    $327,918   $318,505
                                                     =========  =========

    See notes to consolidated financial statements.

                               ONEIDA LTD.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
        FOR THE THREE MONTHS ENDED APRIL 30, 1994 AND MAY 1, 1993
                              (In Thousands)
                                                         FOR THE
                                                    THREE MONTHS ENDED
                                                      APR 30,    MAY 1,
    CASH FLOW FROM OPERATING ACTIVITIES:               1994       1993
     Net income .................................      $1,707     $2,382
     Adjustments to reconcile net income to net
      cash used in operating activities:
       Depreciation..............................       3,616      3,542
       Deferred taxes and other non-cash
        charges and credits......................          69        (87)
       Decrease (increase) in operating assets:
        Receivables..............................         338     (3,596)
        Inventories..............................     (11,016)    (7,938)
        Other current assets.....................         182      1,978
       Other assets..............................         230        262
       (Decrease) increase in accounts payable
        and accrued liabilities..................      (1,221)     2,892
                                                     ---------  ---------
         Net cash used in operating activities...      (6,095)      (565)
                                                     ---------  ---------
    CASH FLOW FROM INVESTING ACTIVITIES:
     Net capital expenditures....................      (3,190)    (2,751)
                                                     ---------  ---------
         Net cash used in investing activities...      (3,190)    (2,751)
                                                     ---------  ---------
    CASH FLOW FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock.....       1,033        237
      Issuance of restricted stock plan shares...         118         (2)
      Net proceeds under short-term debt and
       banker's acceptances......................      10,128      5,699
      Payment of long-term debt..................        (412)      (381)
      Dividends paid.............................      (1,341)    (1,313)
                                                     ---------  ---------
        Net cash provided by financing activities       9,526      4,240
                                                     ---------  ---------
    EFFECTS OF EXCHANGE RATE CHANGES ON CASH.....         (12)       (28)
                                                     ---------  ---------
    NET INCREASE IN CASH.........................         229        896
    CASH AT BEGINNING OF YEAR....................       3,227      2,203
                                                     ---------  ---------
    CASH AT END OF PERIOD........................      $3,456     $3,099
                                                     =========  =========
    Supplemental Cash Flow Disclosures:
     Interest paid .............................         $843     $1,433
     Income taxes paid...........................         954         65

    See notes to consolidated financial statements.

                         ONEIDA LTD.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In Thousands)

1. The statements for the three months ended April 30, 1994 and May 1, 1993 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The consolidated financial statements for the year ending January 28, 1995 are subject to adjustment at the end of the year when they will be audited by independent auditors. The results of operations for the three months ended April 30, 1994 are not necessarily indicative of the results of operations to be expected for the year ending January 28, 1995. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended in January 1994 and 1993 included in the Company's January 29, 1994 Annual Report to the Securities and Exchange Commission on Form 10-K.

2. The provision for income taxes is based on pre-tax income for financial statement purposes with an appropriate deferred tax provision to give effect to changes in temporary differences between the financial statements and tax basis of assets and liabilities. The temporary differences arise principally from employee and retiree benefits and depreciation.

3. Earnings per share are based on the weighted average number of shares of common stock outstanding. The weighted average number of shares for earnings per share includes the potentially dilutive effect of shares issuable under the employee stock purchase, stock option and dividend reinvestment plans. The shares owned by the Company's employee stock ownership plan are treated as outstanding for purposes of the earnings per share calculation only to the extent they have been allocated.

4. Included in the long-term debt caption on the balance sheet are various senior notes. The note agreements relating thereto contain provisions which restrict borrowings, certain business investments, acquisition of the Company's stock and payment of cash dividends. At April 30, 1994 the maximum amount available for payment of dividends was $4,512.

             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Quarter ended April 30, 1994 compared with
                the quarter ended May 1, 1993
                        (In Thousands)

Operations

Consolidated net sales, for the quarter ended April 30, 1994 decreased $2,811, compared to the first quarter of last year.


Net Sales                       1994       1993     % Change
  Tableware Division:
    Consumer Products........ $ 42,471   $ 46,801      (9.3%)
    Foodservice..............   31,816     30,956       2.8%
      Total Tableware........   74,287     77,757      (4.5%)
  Industrial Wire Division...   36,735     36,076       1.8%
      Total.................. $111,022   $113,833      (2.5%)

The tableware division experienced a $3,470 decrease in sales in the first quarter of 1994 as compared to the same quarter in 1993. Consumer product sales were depressed by a three week nationwide trucking strike in April of 1994. This strike resulted in a loss of shipments to many of the company's most profitable customers. The industrial wire division sales increased by $659 when compared to first quarter 1993 sales. Camden Wire maintains a fleet of trucks and did not experience business interruptions from the above mentioned strike. Incoming orders for both divisions were strong in April of this year.

Gross margin, as a percent of net sales, was 26.3% for the first quarter of 1994, which is consistent with the same period last year.


Operating expenses              1994      1993     % Change
  Tableware Division......... $21,128   $21,123        -
  Industrial Wire Division...   3,318     3,038       9.2%
      Total.................. $24,446   $24,161       1.2%

Operating expenses as a percent of sales increased to 22.0% from 21.2% for the same quarter last year. Selling and distribution costs increased by $801, while administrative costs decreased by $516. The industrial wire division's operating expenses were up primarily due to higher selling and distribution costs.

Interest expense, prior to capitalized interest, was $1,659 for the quarter, a decrease from $2,192 for the same period a year ago. The decrease is attributable to the lower average debt level in the first quarter of 1994 as compared to the first quarter of 1993.

             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Quarter ended April 30, 1994 compared with
                the quarter ended May 1, 1993
                        (In Thousands)



Liquidity & Financial Resources

In the first quarter of the current fiscal year, the company expended approximately $3,200 in conjunction with its long-term capital expansion and modernization program. The company expects to invest another $10,000 during the remainder of the current fiscal year.

The total debt outstanding increased $9,716 or 9.3% during the first quarter. This increase is typical for the first few months of the year. Compared to the quarter ended May 1, 1993, total debt has decreased by $12,164 or 9.6%.

Management believes that sufficient liquidity to support the company's future funding requirements will be provided by cash from future operations as well as the availability of bank lines of credit. At April 30, 1994, the Company had unused credit lines equal to $63,000 and working capital of $112,951.

                          ONEIDA LTD




        SECURITIES AND EXCHANGE COMMISSION - FORM 10-Q


                        APRIL 30, 1994


                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                ONEIDA LTD
                               (Registrant)



Date: June 6, 1994





                                ____________________________
                                Edward W. Thoma
                                Senior Vice President Finance