Form 10-Q
period 1994-07-30
ONEIDA LTD
filed 1994-09-13
CIK 74585

FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION

                   Washington, D. C. 20549

 (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 30, 1994

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_

Indicate the number of shares outstanding of each of the
issuer's classes of common stock as of August 27, 1994.
10,883,450

                          ONEIDA LTD

            FOR THE SIX MONTHS ENDED JULY 30, 1994

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


                                        FOR THE               FOR THE
                                   THREE MONTHS ENDED      SIX MONTHS ENDED
    (In thousands except per       July 30,   July 31,   July 30,   July 31,
    share amounts)                   1994       1993       1994       1993
                                   ---------  ---------  ---------  ---------
    NET SALES....................  $115,561   $106,977   $226,583   $220,810
    COST OF SALES................    84,825     77,392    166,661    161,134
                                   ---------  ---------  ---------  ---------
    GROSS MARGIN.................    30,736     29,585     59,922     59,676
    OPERATING REVENUES...........       127        128        282        310
                                   ---------  ---------  ---------  ---------
                                     30,863     29,713     60,204     59,986
    OPERATING EXPENSES:
      Selling and distribution...    17,956     17,570     35,648     34,463
      General and administrative.     7,469      7,398     14,222     14,666
                                   ---------  ---------  ---------  ---------
        Total....................    25,425     24,968     49,870     49,129
                                   ---------  ---------  ---------  ---------
    INCOME FROM OPERATIONS.......     5,438      4,745     10,334     10,857
    OTHER EXPENSE................       308        300        702        262
    INTEREST EXPENSE.............     1,846      1,922      3,456      4,035
                                   ---------  ---------  ---------  ---------
    INCOME BEFORE TAXES..........     3,284      2,523      6,176      6,560
    PROVISION FOR INCOME TAXES...     1,346      1,035      2,532      2,690
                                   ---------  ---------  ---------  ---------
    NET INCOME...................    $1,938     $1,488     $3,644     $3,870
                                   =========  =========  =========  =========
    PER SHARE OF COMMON STOCK:
      Net Income.................     $0.18      $0.14      $0.34      $0.37
      Cash Dividends Declared....      0.12       0.12       0.24       0.24
    SHARES USED IN PER SHARE DATA    10,740     10,306     10,678     10,275

    See notes consolidated financial statements.



                                  ONEIDA LTD.
                           CONSOLIDATED BALANCE SHEET
                       JULY 30, 1994 AND JANUARY 29, 1994


                                                         (Thousands)
                                                     JULY 30,    JAN 29,
    ASSETS                                             1994       1994
                                                        ---------  ---------
    CURRENT ASSETS:
     Cash........................................      $3,637     $3,227
     Accounts receivable.........................      55,013     55,001
     Less allowance for doubtful accounts
      and promotional allowances.................      (2,081)    (2,066)
     Other accounts and notes receivable.........       2,270      2,775
     Inventories:
      Finished goods.............................     101,947     97,469
      Goods in process...........................      22,421     16,733
      Raw materials and supplies.................      19,065     14,129
     Other current assets........................      10,625      9,478
                                                     ---------  ---------
        Total current assets.....................     212,897    196,746
                                                     ---------  ---------
    PROPERTY, PLANT AND EQUIPMENT-At cost:
     Land........................................       1,822      1,824
     Buildings, machinery and equipment..........     234,464    225,466
                                                      ---------  ---------
        Total....................................     236,286    227,290
     Less accumulated depreciation...............     123,623    116,496
                                                     ---------  ---------
        Property, plant & equipment-net..........     112,663    110,794
                                                     ---------  ---------
    OTHER ASSETS:
     Deferred income taxes.......................       6,268      6,254
     Other.......................................       4,341      4,711
                                                     ---------  ---------
         TOTAL...................................    $336,169   $318,505
                                                     =========  =========

    See notes to consolidated financial statements



                                  ONEIDA LTD.
                           CONSOLIDATED BALANCE SHEET
                       JULY 30, 1994 AND JANUARY 29, 1994
                                                        (Thousands)
                                                     JULY 30,    JAN 29,
    LIABILITIES AND STOCKHOLDERS' EQUITY               1994       1994
                                                     ---------  ---------
    CURRENT LIABILITIES:
     Short-term debt.............................     $28,832    $11,186
     Banker's acceptances........................      16,500     17,000
     Accounts payable............................      27,446     27,773
     Accrued liabilities.........................      23,558     28,071
     Current installments of long-term debt......         922        899
                                                     ---------  ---------
        Total current liabilities................      97,258     84,929
                                                     ---------  ---------
    LONG-TERM DEBT...............................      76,781     75,301
                                                     ---------  ---------
    OTHER LIABILITIES:
     Accrued postretirement liability............      62,084     60,806
     Accrued pension liability...................       5,511      5,511
     Other liabilities...........................       5,445      6,045
                                                     ---------  ---------
        Total....................................      73,040     72,362
                                                     ---------  ---------
    STOCKHOLDERS' EQUITY:
     6% cumulative preferred stock; $25 par
      value; authorized 95,660 shares, issued
      89,202 and 89,433 shares, respectively,
      callable at $30 per share..................       2,230      2,236
     Common stock $1 par value; authorized
      24,000,000 shares, issued 11,576,348
      and 11,429,843 shares, respectively........      11,576     11,430
     Additional paid-in capital..................      79,689     78,423
     Retained earnings...........................       9,088      8,129
     Equity adjustment from translation..........      (3,147)    (2,461)
     Less cost of common stock held in
      treasury; 693,119 and 720,340 shares,
      respectively...............................      (8,761)    (9,102)
     Less unallocated ESOP shares of common
      stock of 119,981 and 211,465,
      respectively...............................      (1,585)    (2,742)
                                                     ---------  ---------
        Stockholders' Equity.....................      89,090     85,913
                                                     ---------  ---------
         TOTAL...................................    $336,169   $318,505
                                                     =========  =========

    See notes to consolidated financial statements.

                               ONEIDA LTD.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
         FOR THE SIX MONTHS ENDED JULY 30, 1994 AND JULY 29, 1993
                              (In Thousands)
                                                          FOR THE
                                                      SIX MONTHS ENDED
                                                     JULY 30,   JULY 31,
    CASH FLOW FROM OPERATING ACTIVITIES:               1994       1993
                                                     ---------  ---------
     Net income .................................      $3,644     $3,870
     Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation..............................       7,250      7,025
       ESOP shares allocated to participants.....       1,376      1,376
       Deferred taxes and other non-cash
        charges and credits......................         568          5
       Decrease (increase) in operating assets:
        Receivables..............................         497      3,246
        Inventories..............................     (15,423)   (10,640)
        Other current assets.....................      (1,173)       698
       Other assets..............................         138        457
       (Decrease) Increase in accounts payable...        (335)     3,429
       Decrease in accrued liabilities...........      (4,609)    (4,039)
                                                     ---------  ---------
         Net cash (used in) provided by operating
          activities.............................      (8,067)     5,427
                                                     ---------  ---------
    CASH FLOW FROM INVESTING ACTIVITIES:
     Plant, property & equipment expenditures....      (9,811)    (5,814)
     Disposals of plant, property & equipment....         478        625
     Other, Net..................................         313        (29)
                                                     ---------  ---------
         Net cash used in investing activities...      (9,020)    (5,218)
                                                     ---------  ---------
    CASH FLOW FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock.....       1,403        475
      Issuance of restricted stock plan shares...         126         36
      Net proceeds under short-term  debt and
       banker's acceptances......................      17,146      2,965
      Proceeds from issuance of long term debt...       2,000
      Payment of long-term debt..................        (497)      (507)
      Dividends paid.............................      (2,684)    (2,628)
                                                     ---------  ---------
        Net cash provided by financing
         activities..............................      17,494        341
                                                     ---------  ---------
    EFFECTS OF EXCHANGE RATE CHANGES ON CASH.....           3        (34)
                                                     ---------  ---------
    NET INCREASE IN CASH.........................         410        516
    CASH AT BEGINNING OF YEAR....................       3,227      2,203
                                                     ---------  ---------
    CASH AT END OF PERIOD........................      $3,637     $2,719
                                                     =========  =========
    Supplemental Cash Flow Disclosures:
     Interest paid .............................       $2,995     $4,626
     Income taxes paid...........................       3,980      2,223

    See notes to consolidated financial statements.

</TABLE)



                         ONEIDA LTD.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In Thousands)

1. The statements for the six months ended July 30, 1994 and July 31, 1993 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The consolidated financial statements for the year ending January 28, 1995 are subject to adjustment at the end of the year when they will be audited by independent auditors. The results of operations for the six months ended July 30, 1994 are not necessarily indicative of the results of operations to be expected for the year ending January 28, 1995. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended in January 1994 and 1993 included in the Company's January 29, 1994 Annual Report to the Securities and Exchange Commission on Form 10-K.

2. The provision for income taxes is based on pre-tax income for financial statement purposes with an appropriate deferred tax provision to give effect to changes in temporary differences between the financial statements and tax basis of assets and liabilities. The temporary differences arise principally from postretirement benefits, depreciation, and other employee benefits.

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

4. Included in the long-term debt caption on the balance sheet are various senior notes. The note agreements relating thereto contain provisions which restrict borrowings, certain business investments, acquisition of the Company's stock and payment of cash dividends. At July 30, 1994 the maximum amount available for payment of dividends was $4,138.


           MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          Quarter ended July 30, 1994 compared with
               the quarter ended July 31, 1993
                        (In Thousands)
Operations

Consolidated net sales, for the quarter ended July 30, 1994 increased $8,584, over the same quarter a year ago.



Net Sales                       1994       1993     % Change
  Tableware Division:
    Consumer Products........ $ 47,907   $ 45,815       4.6%
    Foodservice..............   31,727     28,483      11.4% Total
      Tableware........         79,634     74,298       7.2%
  Industrial Wire Division...   35,927     32,679       9.9%
      Total.................. $115,561   $106,977       8.0%


The tableware division experienced a $5,336 increase in sales in the second quarter of 1994 as compared to the same quarter in 1993. This increase is a result of a $2,092 and $3,244 increase in consumer product and foodservice sales, respectively. The industrial wire division's sales increased by $3,248, primarily due to higher copper costs that are passed on to customers.

Gross margin, as a percent of net sales, was equal to 26.6% for the second quarter a decrease from 27.7% for the same quarter in 1993. Adjusted for rising copper prices, comparable gross margins for the second quarter remained approximately the same when compared to the same period last year.


Operating expenses             1994       1993     % Change
  Tableware Division......... $22,305    $21,948       1.6%
  Industrial Wire Division...   3,120      3,020       3.3%
      Total.................. $25,425    $24,968       1.8%


Operating expenses as a percent of sales decreased to 22.0% from 23.3% for the same quarter last year. Selling and distribution costs increased by $386, while administrative costs increased by $71.

Interest expense, prior to capitalized interest, was $1,887 for the quarter, a decrease from $2,014 for the same period a year ago. The decrease is attributable to the lower average debt level in the second quarter of 1994, offset by slightly higher interest rates, as compared to the second quarter of 1993.

             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      Six-month period ended July 30, 1994 compared with
           the six-month period ended July 31, 1993
                        (In Thousands)
Operations

Consolidated net sales, for the six months ended July 30, 1994 increased $5,773, over the same period a year ago.


Net Sales                       1994       1993     % Change
  Tableware Division:
    Consumer Products........ $ 90,378   $ 92,616      (2.4%)
    Foodservice..............   63,543     59,439       6.9% Total
      Tableware........        153,921    152,055       1.2%
  Industrial Wire Division...   72,662     68,755       5.7%
      Total.................. $226,583   $220,810       2.6%


In the first six months of 1994 the tableware division's sales increased $1,866 when compared to the first six months of 1993. This increase, primarily in domestic sales, is comprised of a $4,104 increase in foodservice sales offset by a $2,238 decrease in consumer product sales. Consumer product sales were negatively impacted in the first quarter of 1994 by a three week nationwide trucking strike in April. The strike resulted in a loss of shipments to many of the company's more profitable customers. The industrial wire division's sales increased by $3,907 when compared to the first six months of 1993. This division was not effected by the above mentioned strike, as Camden Wire maintains it's own fleet of trucks. The industrial wire division's increase in sales is the result of changing product mixes.

As a percent of net sales, gross margin was equal to 26.4% for the six months ended July 30, 1994, a slight decrease from 27.0% for the same period last year. No single item is responsible for the change in the gross profit percentage.

Operating expenses             1994       1993     % Change
  Tableware Division......... $43,432    $43,070        .8%
  Industrial Wire Division...   6,438      6,059       6.3%
      Total.................. $49,870    $49,129       1.5%

Year to date operating expenses as a percent of sales dropped to 22.0% from 22.3% in 1993. Selling and distribution costs increased by $1,185 when compared to the first six months of 1993. This increase was offset by a $444 decrease in administrative costs.

             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Six-month period ended July 30, 1994 compared with
           the six-month period ended July 31, 1993
                        (In Thousands)


For the six months ended July 30, 1994, interest expense (prior to capitalized interest) decreased to $3,546 from $4,206 for the similar period in 1993. The decrease is attributable to the lower average debt level in the first six months of 1994 as compared to the same period in 1993.

Liquidity & Financial Resources

During the first half of this year, the company expended approximately $9,800 in conjunction with its long-term capital expansion and modernization program. The company expects to invest another $3,300 during the remainder of the current fiscal year.

The total debt outstanding increased $18,650 or 17.9% since the beginning of the year. This increase (primarily in short-term borrowings) is necessary to finance seasonal working capital needs and the higher per pound cost of copper inventories. As compared to July 1993 total debt decreased by $370 or .3%.

Management believes that sufficient liquidity to support the company's future funding requirements will be provided by cash from future operations as well as the availability of bank lines of credit. At July 30, 1994, the Company had unused credit lines equal to $57,500 and working capital of $115,639.

                         ONEIDA LTD




        SECURITIES AND EXCHANGE COMMISSION - FORM 10-Q


                        JULY 30, 1994


                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                ONEIDA LTD
                               (Registrant)



Date: September 12, 1994





                                ____________________________
                                Edward W. Thoma
                                Senior Vice President Finance