Form 10-Q
period 1994-10-29
ONEIDA LTD
filed 1994-12-13
CIK 74585

UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                   Washington, D. C. 20549

                          FORM 10-Q

 (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended October 29, 1994


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_

Indicate the number of shares outstanding of each of the
issuer's classes of common stock as of November 30, 1994.
10,892,534

                          ONEIDA LTD

         FOR THE THREE MONTHS ENDED OCTOBER 29, 1994

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


PART II  OTHER INFORMATION

         No other information required to be filed for this quarter.


         ITEM 6 (b)
         There were no reports filed under 8-K for this quarter.


SIGNATURES


                                 ONEIDA LTD.
                 CONSOLIDATED STATEMENT OF OPERATIONS


                                      FOR THE                   FOR THE
                                 THREE MONTHS ENDED         NINE MONTHS ENDED
(Thousands except per             OCT 29,      OCT 30,      OCT 29,      OCT 30,
 share amounts)                    1994         1993         1994         1993
                                 ---------    ---------    ---------    ---------
NET SALES....................    $134,212     $119,816     $360,795     $340,626
COST OF SALES................      98,649       86,203      265,310      247,337
                                 ---------    ---------    ---------    ---------
GROSS MARGIN.................      35,563       33,613       95,485       93,289
OPERATING REVENUES...........         115           95          397          405
                                 ---------    ---------    ---------    ---------
                                   35,678       33,708       95,882       93,694
                                 ---------    ---------    ---------    ---------
OPERATING EXPENSES:
  Selling and distribution...      18,422       17,701       54,070       52,164
  General and administrative.       7,844        7,808       22,066       22,474
                                 ---------    ---------    ---------    ---------
    Total....................      26,266       25,509       76,136       74,638
                                 ---------    ---------    ---------    ---------
INCOME FROM OPERATIONS.......       9,412        8,199       19,746       19,056
OTHER EXPENSE................          98          414          800          676
INTEREST EXPENSE.............       1,910        1,802        5,366        5,837
                                 ---------    ---------    ---------    ---------
INCOME BEFORE TAXES..........       7,404        5,983       13,580       12,543
PROVISION FOR INCOME TAXES...       3,036        2,453        5,568        5,143
                                 ---------    ---------    ---------    ---------
NET INCOME...................      $4,368       $3,530       $8,012       $7,400
                                 =========    =========    =========    =========
PER SHARE OF COMMON STOCK:
  Net Income.................       $0.40        $0.33        $0.74        $0.71
  Cash Dividends Declared....        0.12         0.12         0.36         0.36
SHARES USED IN PER SHARE DATA      10,871       10,483       10,744       10,347

See notes consolidated financial statements.



                              ONEIDA LTD.
                       CONSOLIDATED BALANCE SHEET
                 OCTOBER 29, 1994 AND JANUARY 29, 1994


                                                         (Thousands)
                                                      OCT 29,      JAN 29,
ASSETS                                                 1994         1994
                                                     ---------    ---------
CURRENT ASSETS:
 Cash........................................          $1,757       $3,227
 Accounts receivable.........................          71,281       55,001
 Less allowance for doubtful accounts
  and promotional allowances.................          (2,251)      (2,066)
 Other accounts and notes receivable.........           1,833        2,775
 Inventories:
  Finished goods.............................         103,708       97,469
  Goods in process...........................          24,285       16,733
  Raw materials and supplies.................          16,369       14,129
 Other current assets........................          10,072        9,478
                                                     ---------    ---------
    Total current assets.....................         227,054      196,746
                                                     ---------    ---------
PROPERTY, PLANT AND EQUIPMENT-At cost:
 Land........................................           1,824        1,824
 Buildings, machinery and equipment..........         239,034      225,466
                                                     ---------    ---------
    Total....................................         240,858      227,290
 Less accumulated depreciation...............         127,381      116,496
                                                     ---------    ---------
    Property, plant & equipment-net..........         113,477      110,794
                                                     ---------    ---------
OTHER ASSETS:
 Deferred income taxes.......................           6,268        6,254
 Other.......................................           4,890        4,711
                                                     ---------    ---------
     TOTAL...................................        $351,689     $318,505
                                                     =========    =========

See notes to consolidated financial statements.



                              ONEIDA LTD.
                       CONSOLIDATED BALANCE SHEET
                 OCTOBER 29, 1994 AND JANUARY 29, 1994


                                                         (Thousands)
                                                      OCT 29,      JAN 29,
LIABILITIES AND STOCKHOLDERS' EQUITY                   1994         1994
                                                     ---------    ---------
CURRENT LIABILITIES:
 Short-term debt.............................         $19,341      $11,186
 Banker's acceptances........................          16,000       17,000
 Accounts payable............................          34,988       27,773
 Accrued liabilities.........................          32,800       28,071
 Current installments of long-term debt......             923          899
                                                     ---------    ---------
    Total current liabilities................         104,052       84,929
                                                     ---------    ---------
LONG-TERM DEBT...............................          81,439       75,301
                                                     ---------    ---------
OTHER LIABILITIES:
 Accrued postretirement liability............          62,702       60,806
 Accrued pension liability...................           5,511        5,511
 Other liabilities...........................           5,536        6,045
                                                     ---------    ---------
    Total....................................          73,749       72,362
                                                     ---------    ---------
STOCKHOLDERS' EQUITY:
 6% cumulative preferred stock; $25 par
  value; authorized 95,660 shares, issued
  89,202 and 89,433 shares, respectively,
  callable at $30 per share..................           2,230        2,236
 Common stock $1 par value; authorized
  24,000,000 shares, issued 11,577,170
  and 11,429,843 shares, respectively........          11,577       11,430
 Additional paid-in capital..................          79,706       78,423
 Retained earnings...........................          12,115        8,129
 Equity adjustment from translation..........          (2,929)      (2,461)
 Less cost of common stock held in
  treasury; 685,519 and 720,340 shares,
   respectively..............................          (8,665)      (9,102)
 Less unallocated ESOP shares of common
  stock of 119,981 and 211,465, respectively.          (1,585)      (2,742)
                                                     ---------    ---------
    Stockholders' Equity.....................          92,449       85,913
                                                     ---------    ---------
     TOTAL...................................        $351,689     $318,505
                                                     =========    =========

See notes to consolidated financial statements.

                           ONEIDA LTD.
               CONSOLIDATED STATEMENT OF CASH FLOWS
  FOR THE NINE MONTHS ENDED OCTOBER 29, 1994 AND OCTOBER 30, 1993
                          (In Thousands)
                                                         FOR THE
                                                    NINE MONTHS ENDED
                                                      OCT 29,      OCT 30,
CASH FLOW FROM OPERATING ACTIVITIES:                   1994         1993
                                                     ---------    ---------
 Net income .................................          $8,012       $7,400
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation..............................          11,091       10,491
   ESOP shares allocated to participants.....           1,376        1,376
   Deferred taxes and other non-cash
    charges and credits......................           1,465         (115)
   Decrease (increase) in operating assets:
    Receivables..............................         (15,558)      (7,093)
    Inventories..............................         (16,458)      (8,641)
    Other current assets.....................            (610)       2,428
   Other assets..............................            (420)         751
   Increase in accounts payable..............           7,408        2,447
   Increase in accrued liabilities...........           4,854        2,741
                                                     ---------    ---------
     Net cash provided by operating
      activities.............................           1,160       11,785
                                                     ---------    ---------
CASH FLOW FROM INVESTING ACTIVITIES:
 Property, plant and equipment expenditures..         (14,230)      (8,727)
 Disposals of property, plant and equipment..             469          625
 Other, net..................................             176           48
                                                     ---------    ---------
     Net cash used in investing activities...         (13,585)      (8,054)
                                                     ---------    ---------
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock.....           1,519          614
  Issuance of restricted stock plan shares...             126           36
  Retirement of preferred stock..............              (3)
  Net proceeds under short-term  debt and
   banker's acceptances......................           7,154        5,511
  Proceeds from issuance of long-term debt...           7,000
  Payment of long-term debt..................            (838)      (4,970)
  Dividends paid.............................          (4,025)      (3,945)
                                                     ---------    ---------
    Net cash provided (used) by financing
     activities..............................          10,933       (2,754)
                                                     ---------    ---------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH.....              22          (36)
                                                     ---------    ---------
NET (DECREASE) INCREASE IN CASH..............          (1,470)         941
CASH AT BEGINNING OF YEAR....................           3,227        2,203
                                                     ---------    ---------
CASH AT END OF PERIOD........................          $1,757       $3,144
                                                     =========    =========
Supplemental Cash Flow Disclosures:
 Interest paid .............................           $4,788       $5,728
 Income taxes paid...........................           4,826        2,301

See notes to consolidated financial statements.

                         ONEIDA LTD.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Thousands)

1. The statements for the three and nine months ended October 29, 1994 and October 30, 1993 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The consolidated financial statements for the year ending January 28, 1995 are subject to adjustment at the end of the year when they will be audited by independent auditors. The results of operations for the nine months ended October 29, 1994 are not necessarily indicative of the results of operations to be expected for the year ending January 28, 1995. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended in January 1994 and 1993 included in the Company's January 29, 1994 Annual Report to the Securities and Exchange Commission on Form 10-K.

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

4. Included in the long-term debt caption on the balance sheet are various senior notes. The note agreements relating thereto contain provisions which restrict borrowings, business investments, acquisition of the Company's stock and payment of cash dividends. At October 29, 1994 the maximum amount available for payment of dividends was $4,982.

             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Quarter ended October 29, 1994 compared with
              the quarter ended October 30, 1993
                         (Thousands)

Operations

Consolidated net sales, for the quarter ended October 29, 1994 increased $14,396, over the same quarter a year ago.


Net Sales                       1994       1993     % Change

  Tableware Division:
    Consumer Products........ $ 59,927   $ 56,771       5.6%
    Foodservice..............   31,599     29,964       5.5%
      Total Tableware........   91,526     86,735       5.5%
  Industrial Wire Division...   42,686     33,081      29.0%
      Total.................. $134,212   $119,816      12.0%

All of the Company's divisions reported sales increases, as a result of a stronger economy. Sales of industrial wire were inflated due to rising copper costs that were passed along to customers. After for adjusting for copper prices, sales were still 10% higher than in the same period last year.

Gross margin, as a percent of net sales, was equal to 26.5% for the third quarter which compares to 28.1% for the same quarter in 1993. Adjusted for rising copper prices gross margins for the quarter were approximately the same as in the third quarter of 1993.

Operating Expenses             1994       1993     % Change

  Tableware Division......... $23,045    $22,551       2.2%
  Industrial Wire Division...   3,220      2,958       8.9%
      Total.................. $26,265    $25,509       3.0%

Operating expenses increased by $756 from the same quarter last year. Selling and distribution costs increased by 4% while administrative costs remained constant. The increase in selling costs is related to the higher overall sales level.

Interest expense, prior to capitalized interest, was $2,047 for the quarter, an increase of $137 from the third quarter of 1993. This increase is the result of higher average interest rates in the current quarter versus the same period last year.

             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Nine-month period ended October 29, 1994 compared with
         the nine-month period ended October 30, 1993
                         (Thousands)

Operations

Consolidated net sales, for the nine months ended October 29, 1994 increased $20,169, over the same period a year ago.


Net Sales                       1994       1993     % Change

  Tableware Division:
    Consumer Products........ $150,305   $149,387        .6%
    Foodservice..............   95,142     89,403       6.4%
      Total Tableware........  245,447    238,790       2.8%
  Industrial Wire Division...  115,348    101,836      13.3%
      Total.................. $360,795   $340,626       5.9%

Sales of tableware products increased by $6,657 over the same period of 1993. Of this increase $5,739 was attributable to sales of foodservice products. Consumer products sales had been negatively impacted by a nationwide trucking strike in April. Strong sales activity in the last quarter has made up the previous deficit from prior year's sales. The increase in industrial wire sales was principally due to higher copper costs that were passed along to customers.

As a percent of net sales, gross margin was equal to 26.5%
for the nine months ended October 29, 1994, down from 27.4% for the same period last year. When the aforementioned copper price increase is isolated, comparable 1994 year to date gross margin approximated 1993 levels.

Operating Expenses             1994       1993     % Change

  Tableware Division......... $66,477    $65,621       1.3%
  Industrial Wire Division...   9,658      9,017       7.1%
      Total.................. $76,135    $74,638       2.0%

Operating expenses increased by $1,497 from the same period last year. Selling and distribution costs increased by $1,906, or 3.7% over 1993 partially as a result of the operation of more consumer factory outlets. Administrative expenses declined slightly over the comparable period.

For the nine months ended October 29, 1994, interest expense (prior to capitalized interest) decreased to $5,592 from $6,116 for the similar period in 1993. The decrease is attributable to the lower average debt level in the first nine months of 1994.

             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Nine-month period ended October 29, 1994 compared with
         the nine-month period ended October 29, 1993
                         (Thousands)


Liquidity & Financial Resources

During the first nine months of this year, the company expended approximately $14,230 in conjunction with its long-term capital expansion and modernization program. The company expects to invest another $2,500 during the remainder of the current fiscal year.

The total debt outstanding increased $13,317 or 12.8% since the beginning of the year. Compared to the first nine months of 1993 total debt decreased by $3,786 or 3.1%.

Management believes that sufficient liquidity to support the company's future funding requirements will be provided by cash from future operations as well as the availability of bank lines of credit. At October 29, 1994, the Company had unused credit lines equal to $51,500 and working capital of $123,002.

                          ONEIDA LTD

                        UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                          FORM 10-Q

                       October 29, 1994

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                ONEIDA LTD
                               (Registrant)



Date: December 12, 1994





                                ____________________________
                                Edward W. Thoma
                                Senior Vice President Finance