Form 10-K
period 1995-01-28
ONEIDA LTD
filed 1995-04-27
CIK 74585

               SECURITIES  AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-K

      Annual Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

          For the fiscal year ended January 28, 1995
                Commission File Number 1-5452


                           ONEIDA LTD.
                   ONEIDA, NEW YORK 13421-2829
                         (315) 361-3636

            NEW YORK                     15-0405700
    (State of Incorporation)          (I.R.S. Employer
                                      Identification No)

  Securities registered pursuant to Section 12(b) of the Act:

                                    Name of exchange
       Title of Class             on which registered

  Common Stock, par value       New York Stock Exchange
      $1.00 per share
      with attached
  Preferred Stock purchase
         rights

   Securities registered pursuant to Section 12(g) of the Act:

     6% Cumulative Preferred Stock, par value $25 per share
                        (Title Of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES X    NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 -K or any amendment to this Form 10 -K. ( X )

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on March 13, 1995 was $156,089,196.

The number of shares of Common stock ($1.00 par value) outstanding as of March 13, 1995 was 10,906,939.

               Documents Incorporated by Reference

1. Portions of Oneida Ltd.'s Annual Report to Stockholders for the fiscal year ended January 28, 1995 (Parts I and II of Form 10-K).
2. Portions of Oneida Ltd.'s Definitive Proxy Statement dated April 28, 1995 (Part III of Form 10-K).

                             PART I

ITEM 1.   BUSINESS.


General.

The Company (unless otherwise indicated by the context, the term "Company" means Oneida Ltd. and its wholly-owned subsidiaries) was incorporated in New York in 1880 under the name Oneida Community, Limited. In 1935, the Company's name was changed to Oneida Ltd. It maintains its executive offices in Oneida, New York.

Since its inception, the Company has manufactured and marketed tableware, initially sterling and later silverplated and stainless steel products. By acquiring subsidiaries and expanding its tableware lines, the Company has diversified into the fabrication of copper wire, the manufacture of commercial china tableware and the marketing of other tableware and gift items, most notably, crystal.


Financial Information About Industry Segments.

The Company operates in two principal industries: Tableware and Industrial Wire Products.

Information regarding the Company's operations by industry segment for the years ended January 28, 1995, January 29, 1994 and January 30, 1993 is set forth on page 26 of the Company's Annual Report to Shareholders for the year ended January 28, 1995, parts of which are incorporated herein by reference.


Narrative Description of Business.

The following is a description of the business of the Company in the Tableware and Industrial Wire Products industries.

                    TABLEWARE

In the tableware industry, the Company is organized to serve two markets: consumer and foodservice. This is accomplished by an organizational structure designed to serve four marketing focal points: the Consumer Retail Division; Consumer Direct Division; Foodservice Division and the International Division.

Consumer operations focus on individual consumers, both in the United States and around the world, offering an array of tabletop and giftware products including stainless steel, silverplated and sterling flatware; silverplated and stainless steel holloware; cutlery; and crystal stemware and decorative pieces.

Flatware and holloware are manufactured primarily at the Company's facilities in Sherrill, New York. Increasingly, however, its operations have been harmonized with the Company's other two North American manufacturing facilities to maximize the efficiency of producing a comprehensive product line for domestic and international markets. Production at Oneida Canada, Limited, a wholly owned subsidiary in Niagara Falls, Ontario, has been integrated with operations at the Sherrill plant with each facility producing complementary items in similar product lines. Meanwhile, Oneida Mexicana, S.A., which is operated as a maquiladora in Toluca, Mexico, manufactures cutlery and consumer flatware patterns which are not produced at the Company's other facilities. The Company also imports consumer products from several international sources.

The Company's wide-ranging consumer marketing activities are coordinated by the Oneida Silversmiths Division from its central offices in Oneida, New York. Responsibilities are divided between the Consumer Retail and Consumer Direct divisions.

The Consumer Retail Division serves retail accounts, particularly major retail outlets, primarily on a direct basis. For some accounts, orders direct from the retailer to the Company are fulfilled by Oneida's wholly-owned subsidiary, Oneida Distribution Services, Inc., which has two distribution centers. Oneida Distribution Services, Inc. also provides sales and merchandising support services to retail accounts.

The Consumer Direct Division is responsible for managing Special Sales, which focus on serving business customers in the premium, incentive, mail order and direct selling markets. This division also includes Kenwood Silver Company,Inc., another wholly-owned subsidiary which plays a significant role in the overall marketing of the Company's products. Kenwood Silver has grown to sixty-eight retail factory store outlets located in resort and destination shopping areas across the United States. Two additional factory stores are operated in Canada by Oneida Canada, Ltd., in Niagara Falls and near
Montreal.

Foodservice operations manufacture and import stainless steel and silverplated tableware, vitreous, porcelain and bone china, and crystal, which are sold to restaurants and hotel chains, food distributors, airlines, institutions and other related customers. These operations are consolidated within the Oneida Foodservice Division.

Flatware for the foodservice market is sourced primarily from the Company's manufacturing facilities in Sherrill, Niagara Falls and Toluca, while foodservice holloware is primarily imported. Buffalo China, Inc., a wholly-owned subsidiary located in Buffalo, New York, is a leading manufacturer of vitreous china for the foodservice industry. Buffalo China also owns a subsidiary organized as a maquiladora in Juarez, Mexico. This subsidiary, Ceramica de Juarez, S.A., produces bisque china which is finished in Buffalo.

The Foodservice Division is also the exclusive distributor of certain china products manufactured by Schonwald and Noritake Co., Inc. for the United States foodservice and institutional markets.

International operations in both the consumer and foodservice markets are overseen by the Oneida International Division. The International Division coordinates the marketing of Oneida's domestic products overseas as well as the distribution of the products of Oneida Silversmiths' United Kingdom branch. The Company is 80% owner of Oneida International, Inc., a joint venture formed to market tabletop products of Italian design which are sourced internationally. Oneida International, Inc. sells these products through its wholly-owned Italian subsidiary, Sant'Andrea S.r.l., in the international foodservice market. The foodservice and consumer markets in Mexico, Central America and South America are served by Oneida Mexicana, S.A.

The percentage of tableware sales to total consolidated sales for the fiscal years, which end in January, is as follows:

      1995             1994              1993
      68%               71%              69%

The principal raw materials and supplies used by the Company for metal tableware are stainless steel, silver and various copper alloys. For china, they are various clays, flint and aluminum oxide. These materials are purchased in the open market to meet current requirements. The Company does not anticipate any delays or difficulties in obtaining raw materials or supplies.

Although the Company maintains design and engineering departments to develop new products and improve existing products and methods of manufacturing, expenditures in these research activities are not material. The Company owns number of design patents in the United States and foreign countries, but these patents are not material to the Company.

Both consumer and institutional operations use a number of trademarks and trade names which are advertised or promoted extensively including ONEIDA, COMMUNITY, HEIRLOOM, ROGERS, LTD, BUFFALO CHINA, SANT'ANDREA, DJ and NORTHLAND.

Although consumer operations normally do a greater volume of business during October, November and December, primarily because of holiday-related orders for tableware products, the total tableware business is not considered seasonal.

No material part of the Company's tableware business is dependent upon a single customer or a few customers, the loss of whom would have a materially adverse effect. Sufficient inventories of tableware products are maintained by the Company to respond promptly to orders.

Tableware operations had order backlogs of $12,465,000  as  of March 18, 1995
and $17,600,000 as of April  2,  1994.   This backlog is expected to be filled
during the current fiscal year. The amount of backlog is reasonable for the tableware industry.

The Company is the only domestic manufacturer of a complete line of stainless steel, silverplated and sterling tableware products. The Company believes that it is the largest producer of stainless steel and silverplated flatware in the world. The Company faces competition from several smaller domestic companies
that market  both  imported   and   domestically manufactured lines and from at
least thirty importers engaged exclusively in marketing foreign-made tableware products.

The consumer tableware business is highly competitive. The principal factors affecting domestic competition in this market are design, price and quality. Other factors that have an effect on competition are availability of replacement pieces and product warranties. In the opinion of the Company, no one factor is dominant, and the significance of the different competitive factors varies from customer to customer.

The foodservice tableware business is highly competitive. The principal factors affecting competition in this market are price, service and quality. The Oneida foodservice operation's products and service are highly regarded in this industry, and it is one of the largest sources of commercial china, stainless steel and silverplated tableware in the United States.


                 INDUSTRIAL WIRE PRODUCTS

The Company manufactures copper wire and cable products through Camden Wire Co., Inc. ("Camden"), a wholly-owned subsidiary. Camden, a supplier of copper conductor wire, produces bare and tinned copper wire in bunched and concentric stranded, braided and extra flexible stranded forms, as well as tin or alloy electroplated wire. Camden's customers include integrated and non-integrated manufacturers of insulated wire and cable, primarily in the electronics/computer, consumer and automotive industries, and manufacturers of carbon brushes, circuit-breakers, resistors and capacitors for use in transformers, generators, motors and appliances. Camden has expanded its ability to serve customers in its high value-added, fine wire markets by diversifying into more highly technical wire fabrication through its Shunt Technology division.

The percentage of sales of wire and cable to total consolidated sales for the fiscal years, which end in January, is as follows:

       1995                1994                1993
       32%                 29%                 31%

The principal raw materials used by Camden are copper rod and tin ingots which are purchased and readily available in the open market. No delay or difficulty in obtaining such raw materials is anticipated.

Camden owns certain mechanical patents; however, these are not believed to be material.

Camden's business is not seasonal. Sufficient inventories of products are maintained by Camden to respond promptly to orders.

No material part of Camden's business is dependent upon a single customer or a few customers, the loss of whom would have a permanent and materially adverse effect on profits. Camden had an order backlog of $17,900,000 as of March 6, 1995 and $17,700,000 as of April 2, 1994.

Camden is one of more than three hundred firms that participate in the nonferrous wire drawing and insulating industry. However, Camden actually competes in a segment of this industry: wire fabricators without rod mills or insulating facilities. While Camden is a leader in this industry segment, it faces competition from approximately twenty other similar domestic companies. Foreign competition is increasing on both a direct and indirect basis as the wire in many products exported to the United States is sourced from wire manufacturers located in the exporting country.

The principal factors affecting competition in this subindustry are price, quality, service and the range and selection of wire and cable products. No one factor is dominant and the significance of the different competitive factors varies from customer to customer.

Other Matters.

Research and Development
      The Company's research activities in connection with the development of new or improved products and services and related expenditures during the past three fiscal years have not been material.

Environmental
      The Company does not anticipate that compliance with federal, state and local environmental laws and regulations will have any material effect upon the capital expenditures, earnings or competitive position of the Company. The Company does not anticipate any material capital expenditures for environmental control facilities for the remainder of the current fiscal year or the succeeding fiscal year.

Employees and Employee Relations
     The Company and its wholly-owned subsidiaries employ approximately 4,570 employees in domestic operations and 1,020 employees in foreign operations.


ITEM 2.   PROPERTIES

The principal properties of the Company and its subsidiaries are situated at the following locations and have the following characteristics:


Tableware                                                Approximate
                                                         Square Feet
Oneida, New York        Executive Administrative
                        Offices                             95,000

Sherrill, New York      Manufacturing Stainless
                        Steel, Silverplated and
                        Sterling Tableware                 1,082,000

Sherrill, New York      Manufacturing Knives               135,000

Buffalo, New York       Office and Warehouse               82,000

Buffalo, New York       Manufacturing China                257,000

Ontario, California     Warehouse                          21,000

Nashville, Tennessee    Warehouse                          25,000

Niagara Falls, Ontario  Manufacturing Stainless Steel
                        and Silverplated Flatware          120,000

Bangor, N. Ireland      Office and Warehouse               32,000


Toluca, Mexico         Manufacturing Stainless
                       Steel Flatware                      75,000

Juarez, Mexico         Manufacturing Bisque China          65,000

Industrial Wire

Camden, New York      Administrative Offices and
                      Manufacturing Wire and Cable
                      Products                             414,000

Pine Bluff, Arkansas  Office and Manufacturing
                      Wire and Cable Products              167,000


All of these buildings are owned by the Company with the following exceptions:

The offices and warehouses in Ontario, California; Nashville, Tennessee and Bangor, Northern Ireland are leased.

120,000 square feet of the 167,000 square foot Pine Bluff, Arkansas manufacturing properties is subject to a mortgage in the amount of $9,000,000 covering real property and equipment to secure a like amount of Industrial Development Revenue Bonds. Pursuant to an Installment Sale Agreement with the City of Pine Bluff, Arkansas, dated August 1,1985, Camden Wire Co., Inc. is purchasing this portion of the Pine Bluff properties over a twenty-year period and will take title to the property upon retirement of the bonds on or before August 1, 2005. The remaining 47,000 square feet of the Pine Bluff, Arkansas properties is owned outright by Camden Wire Co., Inc.

The Buffalo, New York manufacturing property is subject to a mortgage in the principal amount of approximately $1,846,000 covering both real property and equipment to secure a like amount of Industrial Revenue Bonds. Pursuant to the terms of a Lease Agreement dated February 1, 1980, the real property is leased by Buffalo China from the Erie County Industrial Development Agency for a term of twenty years upon the expiration of which the property will be conveyed back to Buffalo China.

In addition to the land primarily associated with its manufacturing operations, the Company owns approximately 500 additional acres in the cities of Sherrill and Oneida and the Town of Vernon, New York.

The Company leases sales offices and/or showrooms in New York, Los Angeles, Dallas, Atlanta and London, England. The Company and its subsidiaries lease warehouse space in various locations throughout the United States. The Company also leases retail outlet space through its wholly-owned subsidiary, Kenwood Silver Company, Inc., in various locations throughout the United States.

In January 1983, the Company entered into a 25-year lease for an office facility in Redmond, Washington. The remaining lease commitment for this facility is $26,186,290. The company has sublet substantially all of the building through 1998. The sublease income projected through 1999 is $3,448,794.

The Company's buildings are located on sufficient property to accommodate any further expansion or development. The properties are served adequately by transportation facilities, are well maintained and are adequate for the purposes for which used.


ITEM 3.   LEGAL PROCEEDINGS

Management believes there is no ongoing or pending litigation with a material effect on the financial position of the Company.


ITEM 4.   SUBMISSIONS   OF  MATTERS  TO   A   VOTE    OF
          STOCKHOLDERS.

None.

                    PART  II

Information required to be furnished under this Part (Items 5 through 9) is set forth in the Company's Annual Report to Shareholders for the year ended January 28, 1995, at the respective pages indicated, and incorporated by reference.


ITEM 5.   MARKET   FOR  THE  COMPANY'S  COMMON  STOCK   AND
          RELATED SECURITY HOLDER MATTERS.

Pages 28 and 30 of the Company's Annual Report.


ITEM 6.   SELECTED FINANCIAL DATA.

Page 31 of the Company's Annual Report.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

Pages 29 and 30 of the Company's Annual Report


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Pages 17 through 31 of the Company's Annual Report.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                    PART III

Some of the information required to be furnished under this Part (Items 10 through 13) is set forth in the Company's definitive Proxy Statement dated April 28, 1995 (File 1-5452) at the respective pages indicated, and incorporated by reference.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT.

Pages 2 through 4 of the Company's definitive Proxy Statement.


Executive Officers of the Registrant

The persons named below are the executive officers of the Company and have been elected to serve in the capacities indicated at the pleasure of the Oneida Ltd. Board of Directors.


Name, Age and Positions           Principal Business Affiliations
  with Corporation                    During Past Five Years

Thomas A. Fetzner, 47          Mr. Fetzner has been Corporate
 Vice President and            Controller and Vice President
 Corporate Controller          for more than the past five years.

Terry M. French, 51            Mr. French has been President of
 President                     Camden Wire  Co., Inc. for more
 Camden Wire Co., Inc.         than the past five years.


Barry G. Grabow, 51            Mr.  Grabow  has been Treasurer
 Treasurer                     of the company for more than the past five years.

Glenn B. Kelsey, 43            Mr. Kelsey  has  been President
 President                     of Foodservice Operations for
 Oneida Foodservice            more than the past five years.
 and International             In 1991, he was given the
 Divisions; and a              additional responsibility of
 Director                      President, Oneida International Division

William D. Matthews, 60        Mr. Matthews has been Chairman
 Chairman of the Board,        Of the Board and Chief Executive
 Chief Executive Officer       Officer for more than the past five years.
 and a Director

Gary L. Moreau, 40             Mr. Moreau was elected President
 President, Chief              and Chief Operating Officer
 Operating Officer             of the Company in 1991.  Mr. Moreau
 and a Director                had been President and Chief Operating Officer of
                               the Oneida Silversmiths Division since 1987.


Walter A. Stewart, 62          Mr. Stewart has been Senior Vice
 Senior Vice President,        President, Manufacturing and Engineering, for
 Manufacturing and             more than the past five years.
 Engineering, Oneida
 Silversmiths Division
 and a Director


Catherine H. Suttmeier, 38     Ms. Suttmeier was elected General Counsel
 Vice President, General       and Secretary in January 1992 and Vice President
 Counsel and Secretary         in December 1992.  She had served as Associate
                               Counsel and Assistant Secretary since 1986.

Edward W. Thoma, 49            Mr.  Thoma has been Senior Vice
 Senior Vice President         President,  Finance for more
 Finance                         than the past five years.


ITEM 11.  EXECUTIVE  COMPENSATION.

Pages 5 through 8 of the Company's definitive Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.

Pages 1 through 4 of the Company's definitive Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Pages 2 through 4 of the Company's definitive Proxy Statement.

                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM  8K.

(a)1. Financial statements incorporated by reference from the Company's 1995 Annual Report to Shareholders and filed as part of this Report:

          Consolidated Statement of Operations for the fiscal years ended 1995, 1994 and 1993 (page 17 of the Company's Annual Report).

          Consolidated Balance Sheet for the fiscal years ended in 1995 and 1994 (pages 18 and 19 of the Company's Annual Report).

          Consolidated Statement of Cash Flows for the fiscal years ended 1995, 1994 and 1993 (page 20 of the Company's Annual Report).

          Notes to Consolidated Financial Statements (pages 21-28 of the Company's Annual Report).

          Independent Auditors' Report (page 28 of the Annual Report).

 2.   Financial Statement Schedules:

      Schedules for the fiscal years ended 1995, 1994 and 1993:

          Property, Plant and Equipment (Schedule V)(page 13 of this Report).

          Accumulated Depreciation of Property, Plant and Equipment (Schedule
VI) (page 14 of this Report).

          Valuation and Qualifying Accounts (Schedule VIII)(page 15 of this Report).

          Short-term Borrowings (Schedule IX)(page 16 of this Report).

          Supplementary Income Statement Information (Schedule X)(page 17 of this Report).

      Report of Independent Public Accountants (page 12 of this Report).

All other schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements submitted.

 3.  Exhibits:

     (3) The Restated Certificate of Incorporation and the By-Laws, as previously amended, which are incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 29, 1994.

    (4)(a) Note Agreement dated as of January 1 1992 between Oneida Ltd. and Allstate Life Insurance and Pacific Mutual Life Insurance Company, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 25, 1992. Letter of Credit, Bond Purchase and Guaranty Agreement dated August 1, 1990 between Oneida Ltd. and Chemical Bank, N.A., which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 26, 1991. Two Amendments dated March 30, 1992 and November 9, 1992, respectively, to the Letters of Credit,Bond Purchase and Guaranty Agreement dated August 1, 1990, which are incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 30, 1993. Revolving Credit Agreement dated as of January 21, 1994 between Oneida Ltd. and The Chase Manhattan Bank, N.A., Chemical Bank, and Nationsbank of North Carolina, N.A., which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 29, 1994.

       (b) Shareholder Rights Agreement dated December 13,1989. Assignment and Assumption Agreement dated November 1, 1991.

       (c) Loan Agreement dated as of August 19, 1992 between Oneida Ltd. and New York State Urban Development Corporation, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 30, 1993.

   (10)(a) Employment agreements for two executive employees of the Company dated October 1, 1982.

       (b) Oneida Ltd. Management Incentive Plan adopted by the Board of Directors on February 24, 1988, which provides for the payment of bonus awards to senior management employees.

       (c) Oneida Ltd. 1987 Stock Option Plan, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 30, 1993.

       (d) Oneida Ltd. Employee Security Plan adopted by the Board of Director on July 26, 1989.

       (e) Employment Agreements with five executive employees of the Company dated July 26, l989.

       (f) Oneida Ltd. Restricted Stock Award Plan as adopted by the Board of Directors on November 29, 1989 and approved by shareholders on May 30, 1990 for the granting of common stock to key employees, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 26, 1991.

       (g) Oneida Ltd. Deferred Compensation Plan for Key Employees as adopted by the Board of Directors on October 27, 1993, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 29, 1994.

     (11)   Computation of per share earnings.

     (13) Portions of the Oneida Ltd. Annual Report to Shareholders for the fiscal year ended January 28, 1995, which have been incorporated by reference in this Form 10-K.

     (22)   Subsidiaries of the Registrant.

(b) No reports on Form 8-K were filed by the Registrant during the quarter ended January 28, 1995.

                                                    SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ONEIDA  LTD.

                                        By: /s/ WILLIAM D. MATTHEWS
                                                William D. Matthews
                                              Chairman of the Board and
                                               Chief Executive Officer

March 29, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

    Signature                        Title                  Date

Principal Executive Officer

/s/   WILLIAM D. MATTHEWS       Chairman of the Board     March 29, 1995
      William D. Matthews       and Chief Executive
                                Officer

Principal Financial Officer

/s/     EDWARD W. THOMA         Senior Vice President     March 29, 1995
        Edward W. Thoma         Finance

Principal Accounting Officer

/s/     THOMAS A. FETZNER       Vice President and       March 29, 1995
        Thomas A. Fetzner       Corporate Controller

The Board of Directors

/s/     ROBERT F. ALLEN         Director                 March 29, 1995
        Robert F. Allen

/s/     WILLIAM F. ALLYN        Director                 March 29, 1995
        William F. Allyn

/s/     R. QUINTUS ANDERSON     Director                 March 29, 1995
        R. Quintus Anderson

/s/     GEORGIA S. DERRICO      Director                 March 29, 1995
        Georgia S. Derrico

/s/     EDWARD W. DUFFY         Director                 March 29, 1995
        Edward W. Duffy

/s/     DAVID E. HARDEN         Director                 March 29, 1995
        David E. Harden

/s/     GLENN B. KELSEY         Director                 March 29, 1995
        Glenn B. Kelsey

/s/     WILLIAM D. MATTHEWS     Director                 March 29, 1995
        William D. Matthews

/s/     GARY L. MOREAU          Director                 March 29, 1995
        Gary L. Moreau

/s/     RAYMOND T. SCHULER      Director                 March 29, 1995
        Raymond T. Schuler

/s/     WALTER A. STEWART       Director                 March 29, 1995
        Walter A. Stewart

   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Stockholders of Oneida Ltd.

We have audited the accompanying consolidated balance sheet of Oneida Ltd. as of January 28, 1995 and January 29, 1994, and the related consolidated statement of operations and cash flows for each of the three years in the period ended January 28, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oneida Ltd. as of January 28, 1995 and January 29, 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 28, 1995 in conformity with generally accepted accounting principles.

As discussed in Note 9 to the financial statements, the Company changed its methods of accounting for postemployment and postretirement benefits other than pensions in 1993.

                                        COOPERS & LYBRAND, L.L.P.
                                        a professional services firm
/s/ Coopers & Lybrand, L.L.P.

Syracuse, New York
February 22, 1995


             CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

We consent to the incorporation by reference in the registration statements of Oneida Ltd. on Form S-8 (File No. 2-84304) and Form S-3 (File No. 2-66234) of our report dated February 22, 1995 on our audits of the consolidated financial statements and financial statement schedules of Oneida Ltd. as of January 28, 1995 and January 29, 1994, and for each of the three years in the period ended January 28, 1995 which reports are either included or incorporated by reference in this Annual Report on Form 10-K.

                                        COOPERS & LYBRAND, L.L.P.
                                        a professional services firm
/s/ Coopers & Lybrand, L.L.P.

Syracuse, New York
April 20, 1995

                                                     SCHEDULE V

                       ONEIDA LTD.
              AND CONSOLIDATED SUBSIDIARIES
              PROPERTY, PLANT AND EQUIPMENT
       For the Years Ended January 1995, 1994 and 1993
                       (Thousands)


     Column A      Column B     Column C     Column D     Column E      Column F
                   Balance at                                           Balance
                   Beginning    Additions                Other Charges  at End
   Classification  of Period    at Cost   Retirements    Add (Deduct)  of Period


YEAR ENDED JANUARY  28, 1995:
   Land  .........  $   1,824                                           $  1,824
   Buildings and
   improvements ...... 53,054    $   898     $   521       $  2,311(a)    55,742
   Machinery and
   equipment ........ 165,668     11,587       1,761          2,951(a)   178,445
   Construction
   in progress ........ 6,744      4,705                    (5,262)(a)     6,187

      Total  ....... $227,290    $17,190      $2,282                    $242,198

YEAR ENDED JANUARY 29, 1994:
   Land ...........  $  1,827                 $    3                    $  1,824
   Buildings and
   improvements ...... 52,533        424           4       $    101(a)    53,054
   Machinery and
   equipment ........ 156,817     10,259       2,199            791(a) 165,668
   Construction
   in progress......... 5,039      2,597                      (892)(a)     6,744

      Total  ....... $216,216    $13,280      $2,206                    $227,290

YEAR ENDED JANUARY 30, 1993:
   Land .............$  1,833                 $    6                    $  1,827
Buildings and
   improvements ...... 52,510    $   147         376       $   252(a)     52,533
Machinery and
   equipment ....... $148,922     10,548       4,728         2,075(a)    156,817
Construction
   in progress ........ 4,249      3,468         351       (2,327)(a)      5,039

      Total  ....... $207,514    $14,163      $5,461                    $216,216



(a) Reclassifications


                                                    SCHEDULE VI

                   ONEIDA LTD.
          AND CONSOLIDATED SUBSIDIARIES
ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
 FOR THE YEARS ENDED JANUARY 1995, 1994 AND 1993
                   (Thousands)


  Column A            Column B     Column C     Column D   Column E     Column F
                                    Additions
                      Balance at    Charged to               Other    Balance at
                      Beginning     Costs and               Changes     End of
   Description        of Period     Expenses   Retirements  Add(Deduct)  Period


YEAR ENDED JANUARY 28, 1995:
   Buildings and
   improvements ...... $ 21,967     $   1,795     $    304              $ 23,458
   Machinery
   and  equipment ...... 94,529        12,551          632               106,448
      Total  ......... $116,496       $14,346     $    936              $129,906

YEAR ENDED JANUARY 29, 1994:
   Buildings and
   improvements ..... $  20,174       $ 1,807     $     14              $ 21,967
   Machinery
   and equipment ....... 84,123        12,272        1,866                94,529
       Total.......... $104,297       $14,079      $ 1,880              $116,496

YEAR ENDED JANUARY 30, 1993:
   Buildings and
   improvements ...... $ 18,618       $ 1,768      $   212              $ 20,174
   Machinery and
   equipment  .......... 76,416        11,660        3,953                84,123
      Total  ....... $   95,034       $13,428       $4,165              $104,297


   Note: Depreciation is provided over the estimated useful lives of the related assets, generally using the straight-line method. Annual depreciation rates are as follows:

     Buildings and improvements, 2% to 5%
     Machinery and equipment, 5% to 33%

                                                 SCHEDULE VIII

                   ONEIDA LTD.
          AND CONSOLIDATED SUBSIDIARIES
        VALUATION AND QUALIFYING ACCOUNTS
 FOR THE YEARS ENDED JANUARY 1995, 1994 AND 1993
                   (Thousands)

  Column A                  Column B        Column C    Column D  Column E
                                            Additions
                           Balance at      Charged  to
                           Beginning        Costs and              Balance at
Description                of Period        Expenses   Deductions  End of Period

YEAR ENDED JANUARY 28, 1995:
 Reserves deducted from
 assets to which they
 apply:
   Doubtful accounts
   receivable .........      $2,066          $   788   $1,189(a)      $1,665

Other reserves:
    Rebate  program  ...     $  605          $ 1,977   $2,111(b)      $  471

YEAR ENDED JANUARY 29, 1994:
 Reserves deducted from
 assets to which they
 apply:
   Doubtful accounts
   receivable .........      $1,728          $1,749    $1,411(a)      $2,066

Other reserves:
    Rebate  program  .       $  427          $1,208    $1,030(b)      $  605

YEAR ENDED JANUARY 30, 1993:
 Reserves deducted from
 assetsto which they
 apply:
   Doubtful accounts
   receivable .... .         $3,332          $1,841    $3,445          $1,728

Other reserves:
    Rebate program ......... $  226          $1,219    $1,018(b)       $  427



(a) Adjustments and doubtful accounts written off.
(b) Payments under rebate program

                                                      SCHEDULE IX

                   ONEIDA LTD.
          AND CONSOLIDATED SUBSIDIARIES
              SHORT-TERM BORROWINGS
 For the Years Ended January 1995, 1994 and 1993
                   (Thousands)


 Column A        Column B    Column C      Column D     Column E        Column F
Category of                  Weighted   Maximum Amount Average Amount   Weighted
Aggregate       Balance at   Average     Outstanding   Outstanding       Average
Short-Term     End of Period Interest    During the    During the       Interest
Borrowings                     Rate        Period        Period           Rate
                                                                      During the
                                                                        Period
JANUARY 28, 1995
Notes payable
to banks ........$23,555       6.5%      $30,341        $22,040         5.0%

Bankers'
acceptances .....$ 4,000       6.7%      $23,000        $16,109         4.9%

JANUARY 29, 1994
Notes payable
to banks ........$11,186       4.0%      $34,686        $18,131         3.8%

Bankers'
acceptances .....$17,000        3.9%      $30,000        $25,014        4.2%

JANUARY 30, 1993
Notes payable
to banks .......$11,167        4.0%       $45,124        $27,100        5.1%

Bankers'
acceptances ....$24,000        6.7%       $35,500        $28,800        6.4%

   Note: The average amounts outstanding and the weighted average interest rates for each period were computed based on daily outstanding balances and the respective rates on those balances.

                                                    SCHEDULE X

                   ONEIDA LTD.
          AND CONSOLIDATED SUBSIDIARIES
   SUPPLEMENTARY INCOME STATEMENT INFORMATION
 For the Years ended January 1995, 1994 and 1993
                   (Thousands)

      Column A                                         Column B
                                                         Amount
                                              Charged to Costs and Expenses
  Item Description                              1995       1994     1993


Maintenance and repairs.......................$14,007     $12,456  $13,161

Advertising costs.............................$ 6,254     $ 6,639  $ 7,133
