Form 10-Q
period 1995-04-29
ONEIDA LTD
filed 1995-06-08
CIK 74585

UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                   Washington, D. C. 20549

                          FORM 10-Q

 (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended April 29, 1995


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_

Indicate the number of shares outstanding of each of the
issuer's classes of common stock as of May 30, 1995.
10,829,636

                          ONEIDA LTD

          FOR THE THREE MONTHS ENDED APRIL 29, 1995

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


                                           FOR THE              FOR THE
                                      THREE MONTHS ENDED     NINE MONTHS ENDED
(Thousands except per                 APRIL 29,  APRIL 30,   OCT 29,    OCT 30,
  share amounts)                        1995       1994       1994       1993
                                     ---------  ---------  ---------  ---------
NET SALES...........................  $121,807   $111,022   $360,795   $340,626
COST OF SALES.......................    87,843     81,836    265,310    247,337
                                     ---------  ---------  ---------  ---------
GROSS MARGIN........................    33,964     29,186     95,485     93,289
OPERATING REVENUES..................       176        156        397        405
                                     ---------  ---------  ---------  ---------
                                        34,140     29,342     95,882     93,694
                                     ---------  ---------  ---------  ---------
OPERATING EXPENSES:
  Selling and distribution..........    18,373     17,693     54,070     52,164
  General and administrative........     7,559      6,753     22,066     22,474
                                     ---------  ---------  ---------  ---------
    Total...........................    25,932     24,446     76,136     74,638
                                     ---------  ---------  ---------  ---------
INCOME FROM OPERATIONS..............     8,208      4,896     19,746     19,056
OTHER EXPENSE.......................       474        394        800        676
INTEREST EXPENSE....................     2,157      1,609      5,366      5,837
                                     ---------  ---------  ---------  ---------
INCOME BEFORE TAXES.................     5,577      2,893     13,580     12,543
PROVISION FOR INCOME TAXES..........     2,192      1,186      5,568      5,143
                                     ---------  ---------  ---------  ---------
NET INCOME..........................    $3,385     $1,707     $8,012     $7,400
                                     =========  =========  =========  ========= PER
SHARE OF COMMON STOCK:
  Net Income........................     $0.30      $0.16      $0.74      $0.71
  Cash Dividends Declared...........      0.12       0.12       0.36       0.36
SHARES USED IN PER SHARE DATA           11,000     10,755     10,744     10,347



See notes to consolidated financial statements.





                                  ONEIDA LTD.
                           CONSOLIDATED BALANCE SHEET
                       APRIL 29, 1995 AND JANUARY 28, 1995

                                                         (Thousands)
                                                     APRIL 29,   JAN 28,
    ASSETS                                             1995       1995
                                                     ---------  ---------
    CURRENT ASSETS:
     Cash........................................      $2,284     $2,207
     Accounts receivable.........................      58,965     63,875
     Less allowance for doubtful accounts.......       (1,743)    (1,665)
     Other accounts and notes receivable.........       2,584      2,663
     Inventories:
      Finished goods.............................     109,428     99,218
      Goods in process...........................      22,658     22,668
      Raw materials and supplies.................      20,800     13,924
     Other current assets........................      11,041      9,234
                                                    ---------  ---------
        Total current assets.....................     226,017    212,124
                                                    ---------  ---------
    PROPERTY, PLANT AND EQUIPMENT-At cost:
     Land and buildings................... ......      58,240     57,566
     Machinery and equipment.....................     187,779    184,632
                                                    ---------  ---------
        Total....................................     246,019    242,198
     Less accumulated depreciation...............     133,714    129,906
                                                    ---------  ---------
        Property, plant & equipment-net..........     112,305    112,292
                                                    ---------  ---------
    OTHER ASSETS:
     Deferred income taxes.......................       7,628      7,055
     Other.......................................       4,989      4,559
                                                    ---------  ---------
         TOTAL...................................    $350,939   $336,030
                                                    =========  =========


See notes to consolidated financial statements.





                                  ONEIDA LTD.
                           CONSOLIDATED BALANCE SHEET
                      APRIL 29, 1995 AND JANUARY 28, 1995


                                                         (Thousands)
                                                     APRIL 29,   JAN 28,
    LIABILITIES AND STOCKHOLDERS' EQUITY               1995       1995
                                                     ---------  ---------
    CURRENT LIABILITIES:
     Short-term debt.............................     $32,141    $27,555
     Accounts payable............................      37,209     27,625
     Accrued liabilities.........................      29,963     33,004
     Current installments of long-term debt......       5,024      5,022
                                                    ---------  ---------
        Total current liabilities................     104,337     93,206
                                                    ---------  ---------
    LONG-TERM DEBT...............................      81,906     77,278
                                                    ---------  ---------
    OTHER LIABILITIES:
     Accrued postretirement liability............      60,778     60,509
     Accrued pension liability...................       4,618      4,618
     Other liabilities...........................       4,998      5,223
                                                    ---------  ---------
        Total....................................      70,394     70,350
                                                    ---------  ---------
    STOCKHOLDERS' EQUITY:
     6% cumulative preferred stock; $25 par
      value; authorized 95,660 shares, issued
      89,202 shares, callable at
      $30 per share..............................       2,230      2,230
     Common stock $1 par value; authorized
      24,000,000 shares, issued 11,595,348
      and 11,579,964 shares, respectively........      11,595     11,580
     Additional paid-in capital..................      79,893     79,740
     Retained earnings...........................      18,294     16,255
     Equity adjustment from translation..........      (7,728)    (6,035)
     Less cost of common stock held in
      treasury; 672,645 and 678,298 shares,
       respectively..............................      (8,502)    (8,574)
     Less unallocated ESOP shares of common
      stock of 99,062............................      (1,480)
                                                    ---------  ---------
        Stockholders' Equity.....................      94,302     95,196
                                                    ---------  ---------
         TOTAL...................................    $350,939   $336,030
                                                    =========  =========

See notes to consolidated financial statements.



                               ONEIDA LTD.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
      FOR THE THREE MONTHS ENDED APRIL 29, 1995 AND APRIL 30, 1994
                              (In Thousands)
                                                           FOR THE
                                                      THREE MONTHS ENDED
                                                      APR 29,    APR 30,
    CASH FLOW FROM OPERATING ACTIVITIES:               1995       1994
                                                     ---------  ---------
     Net income .................................      $3,385     $1,707
     Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
       Depreciation..............................       4,033      3,616
       Deferred taxes and other non-cash
        charges and credits......................       1,382         69
       Decrease (increase) in operating assets:
        Receivables..............................       4,890        338
        Inventories..............................     (17,674)   (11,016)
        Other current assets.....................      (1,870)       182
       Other assets..............................        (387)       230
       Increase in accounts payable..............       9,248      1,995
       Decrease in accrued liabilities...........      (5,218)    (3,216)
                                                    ---------  ---------
         Net cash provided by operating
          activities.............................      (2,211)    (6,095)
                                                    ---------  ---------
    CASH FLOW FROM INVESTING ACTIVITIES:
     Property, plant and equipment expenditures..      (4,870)    (3,891)
     Retirement of property, plant and equipment.         637        413
     Other, net..................................         (19)       288
                                                    ---------  ---------
         Net cash used in investing activities...      (4,252)    (3,190)
                                                    ---------  ---------
    CASH FLOW FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock.....         168      1,033
      Issuance of restricted stock plan shares...          72        118
      Purchase of ESOP shares....................      (1,480)
      Net proceeds under short-term  debt and
       banker's acceptances......................       4,586     10,128
      Proceeds from issuance of long-term debt...       5,000
      Payment of long-term debt..................        (372)      (412)
      Dividends paid.............................      (1,344)    (1,341)
                                                    ---------  ---------
        Net cash provided by financing
         activities..............................       6,630      9,526
                                                    ---------  ---------
    EFFECTS OF EXCHANGE RATE CHANGES ON CASH.....         (90)       (12)
                                                    ---------  ---------
    NET INCREASE IN CASH..............                     77        229
    CASH AT BEGINNING OF YEAR....................       2,207      3,227
                                                    ---------  ---------
    CASH AT END OF PERIOD........................      $2,284     $3,456
                                                    =========  =========
    Supplemental Cash Flow Disclosures:
     Interest paid .............................       $1,542       $843
     Income taxes paid...........................       1,990        954

See notes to consolidated financial statements.


                         ONEIDA LTD.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Thousands)

1. The statements for the three months ended April 29, 1995 and April 30, 1994 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The consolidated financial statements for the year ending January 27, 1996 are subject to adjustment at the end of the year when they will be audited by independent auditors. The results of operations for the three months ended April 29, 1995 are not necessarily indicative of the results of operations to be expected for the year ending January 27, 1996. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended in January 1995 and 1994 included in the Company's January 28, 1995 Annual Report to the Securities and Exchange Commission on Form 10-K.

2. The provision for income taxes is based on pre-tax income for financial statement purposes with an appropriate deferred tax provision to give effect to changes in temporary differences between the financial statements and tax basis of assets and liabilities. The temporary differences arise principally from postretirement benefits, depreciation, and other employee benefits.

3. Earnings per share are based on the weighted average number of shares of common stock outstanding. The weighted average number of shares for earnings per share includes the potentially dilutive effect of shares issuable under the employee stock purchase and stock option plans. The shares owned by the Company's employee stock ownership plan are treated as outstanding for purposes of the earnings per share calculation only to the extent they have been allocated.

4. Included in the long-term debt caption on the balance sheet are various senior notes. The note agreements relating thereto contain provisions which restrict borrowings, business investments, acquisition of the Company's stock and payment of cash dividends. At April
    29, 1995 the maximum amount available for payment of dividends was $6,727.

             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Quarter ended April 29, 1995 compared with
               the quarter ended April 30, 1994
                         (Thousands)

Operations

Consolidated net sales, for the quarter ended April 29, 1995 increased $10,785, over the same quarter a year ago.


Net Sales                       1995       1994     % Change

  Tableware Division:
    Consumer Products........ $ 47,451   $ 42,471      11.7%
    Foodservice..............   32,815     31,816       3.1%
      Total Tableware........   80,266     74,287       8.0%
  Industrial Wire Division...   41,541     36,735      13.1%
      Total.................. $121,807   $111,022       9.7%

All of the Company's divisions reported sales increases, as a result of a stronger economy. Within the tableware division, sales were positively impacted by the introduction of well received new patterns. Sales of industrial wire were up due to rising copper costs that were passed along to customers.

Gross margin, as a percentage of net sales, was equal to 27.9% for the first quarter of 1995, compared to 26.3% for the same quarter in 1994. Adjusted for rising copper prices, gross margin for the quarter was approximately 30%. This improvement reflects a richer product mix in both divisions, as well as improved efficiencies in all of the Company's manufacturing facilities.

Operating Expenses             1995       1994     % Change

  Tableware Division......... $22,787    $21,128       7.8%
  Industrial Wire Division...   3,145      3,318      (8.9%)
      Total.................. $25,932    $24,446       6.1%

Operating expenses increased by $1,486 from the same quarter last year. Selling and distribution costs increased by $680 while administrative costs increased by $806. The increase in selling costs is related to the higher overall sales level. The increase in administrative costs primarily reflects higher profit sharing accruals, made in relation to the increased level of operating profits.

             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          Quarter ended April 29, 1995 compared with
               the quarter ended April 30, 1994
                         (Thousands)



Interest expense, prior to capitalized interest, was $2,212 for the quarter, an increase of $553 from the first quarter of 1994. This increase is the result of higher average interest rates and debt levels in the current quarter versus the same period last year. The total debt outstanding increased $4,969 or 4.4% over the same period last year. The additional debt was necessary to finance working capital needs.




Liquidity & Financial Resources

During the first quarter of this year, the company expended approximately $4,900 in conjunction with its long-term capital expansion and modernization program. The company expects to invest another $15,000 during the remainder of the current fiscal year. Included in the planned capital investments are expenditures of approximately $5,100 related to a major expansion of the Camden Wire Division. This four year project, which will total $24,000, was approved by the Company's Board of Directors in May of this year.

Management believes that sufficient liquidity to support the company's future funding requirements will be provided by cash from future operations as well as the availability of bank lines of credit. At April 29, 1995, the Company had unused credit lines equal to $54,500 and working capital of $121,680.

                          ONEIDA LTD

                        UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                          FORM 10-Q

                        APRIL 29, 1995

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                ONEIDA LTD
                               (Registrant)



Date: June 8, 1995





                                ____________________________
                                Edward W. Thoma
                                Senior Vice President Finance