Form 10-Q
period 1995-10-28
ONEIDA LTD
filed 1995-12-11
CIK 74585

UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                   Washington, D. C. 20549

                          FORM 10-Q

 (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

       For the quarterly period ended October 28, 1995


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of December 8, 1995. 11,000,160

                          ONEIDA LTD

         FOR THE THREE MONTHS ENDED OCTOBER 28, 1995

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


                                     FOR THE                  FOR THE
                               THREE MONTHS ENDED        NINE MONTHS ENDED
(Thousands except per           OCT 28,      OCT 29,      OCT 28,      OCT 29,
 share amounts)                  1995         1994         1995         1994
                               ---------    ---------    ---------    ---------
NET SALES..................... $139,964     $134,212     $386,669     $360,795
COST OF SALES.................  100,904       98,649      279,068      265,310
                               ---------    ---------    ---------    ---------
GROSS MARGIN..................   39,060       35,563      107,601       95,485
OPERATING REVENUES............      117          115          412          397
                               ---------    ---------    ---------    ---------
                                 39,177       35,678      108,013       95,882
                               ---------    ---------    ---------    ---------
OPERATING EXPENSES:
  Selling and distribution....   19,189       18,422       55,870       54,070
  General and administrative..    8,436        7,844       24,336       22,066
                               ---------    ---------    ---------    ---------
    Total.....................   27,625       26,266       80,206       76,136
                               ---------    ---------    ---------    ---------
INCOME FROM OPERATIONS........   11,552        9,412       27,807       19,746
OTHER EXPENSE.................      444           98          923          800
INTEREST EXPENSE..............    2,170        1,910        6,685        5,366
                               ---------    ---------    ---------    ---------
INCOME BEFORE TAXES...........    8,938        7,404       20,199       13,580
PROVISION FOR INCOME TAXES....    3,593        3,036        8,019        5,568
                               ---------    ---------    ---------    ---------
NET INCOME....................   $5,345       $4,368      $12,180       $8,012
                               =========    =========    =========    =========
PER SHARE OF COMMON STOCK:
  Net Income..................    $0.48        $0.40        $1.10        $0.74
  Cash Dividends Declared.....     0.12         0.12         0.36         0.36
SHARES USED IN PER SHARE DATA    11,089       10,871       10,993       10,744


See notes to consolidated financial statements.



                            ONEIDA LTD.
                     CONSOLIDATED BALANCE SHEET
               OCTOBER 28, 1995 AND JANUARY 28, 1995


                                               (Thousands)
                                            OCT 28,     JAN 28,
ASSETS                                       1995        1995
                                           ---------   ---------
CURRENT ASSETS:
 Cash.....................................   $3,204      $2,207
 Accounts receivable......................   72,208      63,875
 Less allowance for doubtful accounts.....   (2,189)     (1,665)
 Other accounts and notes receivable......    2,550       2,663
 Inventories:
  Finished goods..........................  106,578      99,218
  Goods in process........................   23,999      22,668
  Raw materials and supplies..............   24,100      13,924
 Other current assets.....................   11,600       9,234
                                           ---------   ---------
    Total current assets..................  242,050     212,124
                                           ---------   ---------
PROPERTY, PLANT AND EQUIPMENT-At cost:
 Land and buildings.......... ..........     57,688      57,566
 Machinery and equipment..................  197,837     184,632
                                           ---------   ---------
    Total.................................  255,525     242,198
 Less accumulated depreciation............  141,819     129,906
                                           ---------   ---------
    Property, plant & equipment-net.......  113,706     112,292
                                           ---------   ---------
OTHER ASSETS:
 Deferred income taxes....................    7,292       7,055
 Other....................................    4,615       4,559
                                           ---------   ---------
     TOTAL................................ $367,663    $336,030
                                           =========   =========

See notes to consolidated financial statements.




                              ONEIDA LTD.
                       CONSOLIDATED BALANCE SHEET
                  OCTOBER 28, 1995 AND JANUARY 28, 1995


                                               (Thousands)
                                            OCT 28,     JAN 28,
LIABILITIES AND STOCKHOLDERS' EQUITY         1995        1995
                                           ---------   ---------
CURRENT LIABILITIES:
 Short-term debt..........................  $40,057     $27,555
 Accounts payable.........................   32,029      27,625
 Accrued liabilities......................   40,321      33,004
 Current installments of long-term debt...    4,734       5,022
                                           ---------   ---------
    Total current liabilities.............  117,141      93,206
                                           ---------   ---------
LONG-TERM DEBT............................   76,477      77,278
                                           ---------   ---------
OTHER LIABILITIES:
 Accrued postretirement liability.........   61,595      60,509
 Accrued pension liability................    4,618       4,618
 Other liabilities........................    5,107       5,223
                                           ---------   ---------
    Total.................................   71,320      70,350
                                           ---------   ---------
STOCKHOLDERS' EQUITY:
 6% cumulative preferred stock; $25 par
  value; authorized 95,660 shares, issued
  89,160 and 89,202 shares, respectively,
  callable at $30 per share...............    2,229       2,230
 Common stock $1 par value; authorized
  24,000,000 shares, issued 11,652,073
  and 11,579,964 shares, respectively.....   11,652      11,580
 Additional paid-in capital...............   80,509      79,740
 Retained earnings........................   24,386      16,255
 Equity adjustment from translation.......   (6,415)     (6,035)
 Less cost of common stock held in
  treasury; 661,524 and 678,298 shares,
   respectively...........................   (8,361)     (8,574)
 Less unallocated ESOP shares of common
  stock of 82,842.........................   (1,275)
                                           ---------   ---------
    Stockholders' Equity..................  102,725      95,196
                                           ---------   ---------
     TOTAL................................ $367,663    $336,030
                                           =========   =========

See notes to consolidated financial statements.


                           ONEIDA LTD.
               CONSOLIDATED STATEMENT OF CASH FLOWS
  FOR THE NINE MONTHS ENDED OCTOBER 28, 1995 AND OCTOBER 29, 1994
                          (In Thousands)
                                                          FOR THE
                                                    NINE MONTHS ENDED
                                                      OCT 28,      OCT 29,
CASH FLOW FROM OPERATING ACTIVITIES:                   1995         1994
                                                     ---------    ---------
 Net income .................................         $12,180       $8,012
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation..............................          12,098       11,091
   ESOP shares allocated to participants                  728        1,376
   Deferred taxes and other non-cash
    charges and credits......................             628        1,465
   Increase in operating assets:
    Receivables..............................          (7,700)     (15,558)
    Inventories..............................         (18,876)     (16,458)
    Other current assets.....................          (2,366)        (610)
    Other assets.............................                         (420)
   Increase in accounts payable..............           4,403        7,408
   Increase in accrued liabilities...........           7,313        4,854
                                                     ---------    ---------
     Net cash provided by operating
      activities.............................           8,408        1,160
                                                     ---------    ---------
CASH FLOW FROM INVESTING ACTIVITIES:
 Property, plant and equipment expenditures..         (14,122)     (14,230)
 Retirement of property, plant and equipment.             604          469
 Other, net..................................              48          176
                                                     ---------    ---------
     Net cash used in investing activities...         (13,470)     (13,585)
                                                     ---------    ---------
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock.....             981        1,519
  Issuance of restricted stock plan shares...              71          126
  Purchase/retirement of preferred stock.....              (1)          (3)
  Purchase of ESOP shares....................          (2,004)
  Net proceeds under short-term  debt and
   banker's acceptances......................          12,502        7,154
  Proceeds from issuance of long-term debt...           5,000        7,000
  Payment of long-term debt..................          (6,090)        (838)
  Dividends paid.............................          (4,048)      (4,025)
                                                     ---------    ---------
    Net cash provided by financing
     activities..............................           6,411       10,933
                                                     ---------    ---------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH.....            (352)          22
                                                     ---------    ---------
NET INCREASE (DECREASE) IN CASH..............             997       (1,470)
CASH AT BEGINNING OF YEAR....................           2,207        3,227
                                                     ---------    ---------
CASH AT END OF PERIOD........................          $3,204       $1,757
                                                     =========    =========
Supplemental Cash Flow Disclosures:
 Interest paid ..............................          $6,194       $4,788
 Income taxes paid...........................           4,728        4,826

See notes to consolidated financial statements.

                         ONEIDA LTD.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Thousands)

1.  The statements for the three and nine months ended
    October 28, 1995 and October 29, 1994 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The consolidated financial statements for the year ending January 27, 1996 are subject to adjustment at the end of the year when they will be audited by independent auditors. The results of operations for the nine months ended October 28, 1995 are not necessarily indicative of the results of operations to be expected for the year ending January 27, 1996. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended in January 1995 and 1994 included in the Company's January 28, 1995
    Annual Report to the Securities and Exchange Commission on Form 10-K.

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

4. Included in the long-term debt caption on the balance sheet are various senior notes. The note agreements relating thereto contain provisions which restrict borrowings, business investments, acquisition of the Company's stock and payment of cash dividends. At October 28, 1995 the maximum amount available for payment of dividends was $8,042.

             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          Quarter ended October 28, 1995 compared with
               the quarter ended October 29, 1994
                        (In Thousands)
Operations
Consolidated net sales, for the quarter ended October 28, 1995 increased $5,752, over the same quarter a year ago.

Net Sales                       1995       1994     % Change
  Tableware Division:
    Consumer Products........ $ 64,568   $ 59,927       7.7%
    Foodservice..............   36,059     31,599      14.1%
      Total Tableware........  100,627     91,526       9.9%
  Industrial Wire Division...   39,337     42,686     ( 7.8%)
  Total...................... $139,964   $134,212       4.3%

The Tableware Division recorded moderate growth in the department store and consumer mass merchandise markets. The growth in the foodservice market was comprised of increases in sales of both metal products and china. Industrial wire volumes declined significantly from the same period last year, however, the effect was somewhat offset by higher copper prices.

Gross margin, as a percentage of net sales, was equal to 27.9% for the third quarter of 1995, compared to 26.5% for the same quarter in 1994. If adjusted for rising copper prices, gross margin for the quarter would increase to approximately 29.0%. This increase reflects improved operating efficiencies in all of the Company's manufacturing facilities and a more favorable product mix.

Operating Expenses             1995       1994     % Change
  Tableware Division......... $24,914    $23,045       8.1%
  Industrial Wire Division...   2,711      3,221     (15.8%)
      Total.................. $27,625    $26,266       5.2%

Total operating expenses increased by $1,359 from the same quarter last year. Selling and distribution costs increased by $767 while administrative costs increased by $592. The increase in selling costs is related to the higher tableware sales. The increase in administrative costs primarily reflects higher employee profit sharing accruals, made in relation to the continuing increased level of operating profits. Industrial wire distribution costs have decreased due to lower sales volume.

Interest expense, prior to capitalized interest, was $2,309 for the quarter, an increase of $262 from the third quarter of 1994. This increase is the result of higher average interest rates in the current quarter versus the same period last year.

             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    Nine-month period ended October 28, 1995 compared with
         the nine-month period ended October 29, 1994
                        (In thousands)

Operations

Consolidated net sales, for the nine-months ended October 28, 1995 increased $25,874, over the same period a year ago.

Net Sales                       1995       1994     % Change

  Tableware Division:
    Consumer Products........ $168,966   $150,305      12.4%
    Foodservice..............  101,309     95,142       6.5%
      Total Tableware........  270,275    245,447      10.1%
  Industrial Wire Division...  116,394    115,348        .9%
  Total...................... $386,669   $360,795       7.2%

Sales for the period ended 1995 exceeded 1994 levels in both major markets. Sales of consumer goods to mass merchandisers and department stores were up 31% and 9%, respectively, over the same period last year. The volume of wire sales has declined significantly over 1994 levels. This has been offset by increased copper prices.

Gross margin, as a percentage of net sales, was equal to 27.8% for the period ended October 28, 1995, as compared to 26.5% for the same period in 1994. If adjusted for rising copper prices, gross margin for the nine-months would approximate 29.0%. This improvement reflects greater efficiencies being achieved at all of the Company's manufacturing plants and a more favorable product mix.


Operating Expenses             1995       1994     % Change

  Tableware Division......... $71,606    $66,478       7.7%
  Industrial Wire Division...   8,600      9,658     (11.0%)
      Total.................. $80,206    $76,136       5.4%

Total operating expenses increased by $4,070 from the same period last year. Selling and distribution costs increased by $1,800 while administrative costs increased by $2,270. The decrease in operating costs at the Industrial Wire Division is equally split between selling and administrative costs. Freight costs have declined as a result of lower volume. Conversely, the increase in tableware operating costs is primarily related to the increased level of sales.

             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    Nine-month period ended October 28, 1995 compared with
         the nine-month period ended October 29, 1994
                        (In thousands)

For the nine months ended October 28, 1995, interest expense prior to capitalized interest increased to $6,967 from $5,592 for the same period in 1994. The increase is the result of higher average interest rates compared to the same period last year. The total average debt outstanding increased $2,800 or 2.4% from the same period last year.


Liquidity & Financial Resources

During the first nine months of this year, the company expended approximately $14,100 in conjunction with its long-term capital expansion and modernization program. The company expects to invest another $6,000 during the remainder of the current fiscal year. Included in the planned capital investments are expenditures of approximately $6,200 related to a major capital project at the Camden Wire Division which will occur over four years and cost a total of $24,000.
The Camden Wire project includes the construction of a new manufacturing facility in El Paso, Texas and the purchase of more modernized equipment for the Camden, New York plant.
No significant change in overall production capacity is planned.

Management believes there is sufficient liquidity to support the company's ongoing funding requirements from future operations as well as the availability of bank lines of credit. At October 28, 1995, the Company had unused credit lines equal to $46,500 and working capital of $124,909.

                          ONEIDA LTD

                        UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                          FORM 10-Q

                       OCTOBER 28, 1995

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                ONEIDA LTD
                               (Registrant)



Date: December 11, 1995





                                ____________________________
                                Edward W. Thoma
                                Senior Vice President Finance