Form 10-K
period 1996-01-27
ONEIDA LTD
filed 1996-04-25
CIK 74585

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

                   For the fiscal year ended January 27, 1996
                         Commission File Number 1-5452


                                   ONEIDA LTD.
                           ONEIDA, NEW YORK 13421-2899
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

Common Stock, par value $1.00 per share           New York Stock Exchange
with attached Preferred Stock purchase rights

           Securities registered pursuant to Section 12(g) of the Act:

             6% Cumulative Preferred Stock, par value $25 per share
                                (Title Of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 -K or any amendment to this Form 10 -K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on April 8, 1996 was $180,899,598.

The number of shares of Common stock ($1.00 par value) outstanding as of April 8, 1996 was 11,031,678.
               Documents Incorporated by Reference

1. Portions of Oneida Ltd.'s Annual Report to Stockholders for the fiscal year ended January 27, 1996 (Parts I and II of Form 10-K).
2. Portions of Oneida Ltd.'s Definitive Proxy Statement dated April 26, 1996 (Part III of Form 10-K).

                                     PART I

ITEM 1.   BUSINESS.

General.

The Corporation (unless otherwise indicated by the context, the term "Corporation" means Oneida Ltd. and its wholly-owned subsidiaries) was incorporated in New York in 1880 under the name Oneida Community, Limited. In 1935, the Corporation's name was changed to Oneida Ltd. It maintains its executive offices in Oneida, New York.

Since its inception, the Corporation has manufactured and marketed tableware - initially sterling and later silverplated and stainless steel products. By acquiring subsidiaries and expanding its tableware lines, the Corporation has diversified into the fabrication of copper wire, the manufacture of commercial china tableware and the marketing of other tableware and gift items, most notably, crystal.

Financial Information About Industry Segments.

The Corporation operates in two principal industries: Tableware and Industrial Wire Products.

Information regarding the Corporation's operations by industry segment for the years ended January 27, 1996, January 28, 1995 and January 29, 1994 is set forth on page 26 of the Corporation's Annual Report to Shareholders for the year ended January 27, 1996, parts of which are incorporated herein by reference.

Narrative Description of Business.

The following is a description of the business of the Corporation in the Tableware and Industrial Wire Products industries.

                                    TABLEWARE

In the tableware industry, the Corporation is organized to serve two markets: consumer and foodservice. This is accomplished by an organizational structure designed to serve four marketing focal points: the Consumer Retail Division; Consumer Direct Division; Foodservice Division and the International Division.

Consumer operations focus on individual consumers, both in the United States and around the world, offering a variety of tabletop and giftware products including stainless steel, silverplated, sterling and resin color handle flatware; silverplated and stainless steel holloware; cutlery; and crystal stemware and decorative pieces.
Flatware and holloware are manufactured primarily at the Corporation's facilities in Sherrill, New York. Its operations have been harmonized with the Corporation's other two North American manufacturing facilities to maximize the efficiency of producing a comprehensive product line for domestic and international markets. Production at Oneida Canada, Limited, a wholly owned subsidiary in Niagara Falls, Ontario, has been integrated with operations at the Sherrill plant, with each facility producing complementary items in similar product lines. Meanwhile, Oneida Mexicana, S.A., which is operated as a maquiladora in Toluca, Mexico, manufactures cutlery and consumer flatware patterns which are not produced at the Corporation's other facilities. The Corporation also imports products from several international sources.

The Corporation's wide-ranging consumer marketing activities are coordinated by the Oneida Silversmiths Division from its central offices in Oneida, New York. Responsibilities are divided between the Consumer Retail and Consumer Direct divisions.

The Consumer Retail Division serves retail accounts, particularly major retail outlets. Most orders are fulfilled directly by the Corporation from its primary distribution center located in Sherrill, New York. For some accounts, however, orders direct from the retailer to the Corporation are fulfilled by Oneida's wholly-owned subsidiary, Oneida Distribution Services, Inc., which has two distribution centers in Ontario, California and Nashville, Tennessee. Oneida Distribution Services, Inc. also provides sales and merchandising support services to retail accounts.

The Consumer Direct Division is responsible for managing Special Sales, which focus on serving business customers in the premium, incentive, mail order and direct selling markets. This division also includes Kenwood Silver Company, Inc., another wholly-owned subsidiary which plays a significant role in the overall marketing of the Corporation's products through its operation of retail factory store outlets. Kenwood Silver presently operates 69 Oneida Factory Stores in resort and destination shopping areas across the United States.

Foodservice operations manufacture and import stainless steel and silverplated flatware and holloware, and vitreous, porcelain and bone china, which are sold to restaurants and hotel chains, food distributors, airlines, institutions and other related customers. These operations are consolidated within the Oneida Foodservice Division.

Flatware for the foodservice market is sourced primarily from the Corporation's manufacturing facilities in Sherrill, Niagara Falls and Toluca, while foodservice holloware is primarily imported. Buffalo China, Inc., a wholly-owned subsidiary located in Buffalo, New York, is a leading manufacturer of vitreous china for the foodservice industry. Buffalo China also owns a subsidiary organized as a maquiladora in Juarez, Mexico. This subsidiary, Ceramica de Juarez, S.A., produces not only bisque china which is finished in Buffalo, but also finished, undecorated holloware items.

The Foodservice Division is also the exclusive distributor of certain china products manufactured by Schonwald and Noritake Co., Inc. for the United States foodservice and institutional markets.

International operations in both the consumer and foodservice markets are overseen by the Oneida International Division. The International Division coordinates the marketing of Oneida's domestically manufactured products overseas as well as the distribution of products from Oneida Silversmiths' United Kingdom branch. The Corporation is 80% owner of Oneida International, Inc., a joint venture formed to market tabletop products of Italian design which are sourced internationally. Oneida International, Inc. sells these products through its wholly-owned Italian subsidiary, Sant'Andrea S.r.l., in the international foodservice market. The foodservice and consumer markets in Mexico, Central America and South America are served by Oneida Mexicana, S.A.

The percentage of tableware sales to total consolidated sales for the fiscal years, which end in January, is as follows:

                     1996             1995              1994
                     71%               68%              71%

The principal raw materials and supplies used by the Corporation for metal tableware are stainless steel, silver and various copper alloys. For china, they are various clays, flint and aluminum oxide. These materials are purchased in the open market to meet current requirements. The Corporation does not anticipate any delays or difficulties in obtaining raw materials or supplies.

The Corporation owns and maintains many design patents in the United States and foreign countries. While these patents are used to protect the Corporation's designs, they are not considered material. In addition, the Corporation has registered numerous trademarks in the United States and many foreign countries. Both the consumer and institutional operations use a number of trademarks and trade names which are advertised and promoted extensively including ONEIDA, COMMUNITY, HEIRLOOM, ROGERS, LTD, BUFFALO CHINA, SANT'ANDREA, DJ and NORTHLAND.

Although consumer operations normally do a greater volume of business during October, November and December, primarily because of holiday-related orders for tableware products, the total tableware business is not considered seasonal.

No material part of the Corporation's tableware business is dependent upon a single customer or a few customers, the loss of which would have a materially adverse effect. Sufficient inventories of tableware products are maintained by the Corporation to respond promptly to orders.

Tableware operations had order backlogs of $14,040,000 as of April 12, 1996 and $12,465,000 as of March 18, 1995. This backlog is expected to be filled during the current fiscal year, principally in the first quarter. The amount of backlog is reasonable for the tableware industry.

The Corporation is the only domestic manufacturer of a complete line of stainless steel, silverplated and sterling tableware products. The Corporation believes that it is the largest producer of stainless steel and silverplated flatware in the world. The Corporation faces competition from several smaller domestic companies that market both imported and domestically manufactured lines and from hundreds of importers engaged exclusively in marketing foreign-made tableware products. In recent years there is also competition from department and specialty stores and foodservice establishments that import foreign-made tableware products under their own private labels for their sale or use.
The consumer tableware business is highly competitive. The principal factors affecting domestic competition in this market are design, price and quality. Other factors that have an effect on competition are availability of replacement pieces and product warranties. In the opinion of the Corporation, no one factor is dominant, and the significance of the different competitive factors varies from customer to customer.

The foodservice tableware business is highly competitive. The principal factors affecting competition in this market are price, service and quality. The Oneida Foodservice Division's products and service are highly regarded in this industry, and it is one of the largest sources of commercial china, stainless steel and silverplated tableware in the United States.


                            INDUSTRIAL WIRE PRODUCTS

The Corporation manufactures copper wire and cable products through Camden Wire Co., Inc. ("Camden"), a wholly-owned subsidiary. Camden, a supplier of copper conductor wire, produces bare and tinned copper wire in bunched and concentric stranded, braided and extra flexible stranded forms, as well as tin or alloy electroplated wire. Camden's customers include integrated and non-integrated
manufacturers   of   insulated   wire   and   cable,   primarily    in    the
electronics/computer, consumer and automotive industries, and manufacturers of carbon brushes, circuit-breakers, resistors and capacitors for use in transformers, generators, motors and appliances. Camden serves customers in its high value-added, fine wire markets through more highly technical wire fabrication by its Shunt Technology division.

The percentage of sales of wire and cable to total consolidated sales for the fiscal years, which end in January, is as follows:

                  1996                1995                1994
                   29%                 32%                 29%

The principal raw materials used by Camden are copper rod and tin ingots which are purchased and readily available in the open market. No delay or difficulty in obtaining such raw materials is anticipated.

Camden's business is not seasonal. Sufficient inventories of products are maintained by Camden to respond promptly to orders.

No material part of Camden's business is dependent upon a single customer or a few customers, the loss of which would have a permanent and materially adverse effect on profits. Camden had an order backlog of $15,254,000 as of April 8, 1996 and $17,900,000 as of March 6, 1995.

Camden is one of more than three hundred firms that participate in the nonferrous wire drawing and insulating industry. However, Camden actually competes in a segment of this industry: copper wire fabricators without rod mills or insulating facilities. While Camden is a leader in this industry segment, it faces competition from approximately twenty other similar domestic companies. Foreign competition is increasing on both a direct and indirect basis as the wire in many products exported to the United States is sourced from wire manufacturers located in the exporting country.
The principal factors affecting competition in this subindustry are price, quality, service and the range and selection of wire and cable products. No one factor is dominant and the significance of the different competitive factors varies from customer to customer.

Other Matters.

Research and Development

      The Corporation has and continues to place a considerable emphasis on excellence in development and design. To achieve this end, the Corporation maintains full time, in-house design and engineering departments which continuously develop, test and improve products and manufacturing methods. Independent designers and collaborative efforts with other companies contribute to the Corporation's emphasis on development and design. The Corporation's actual expenditures on research and development activities during the past three fiscal years, however, have not been material.

Environmental

      The Corporation does not anticipate that compliance with federal, state and local environmental laws and regulations will have any material effect upon the capital expenditures, earnings or competitive position of the Corporation. The Corporation does not anticipate any material capital expenditures for environmental control facilities for the remainder of the current fiscal year or the succeeding fiscal year.

Employees and Employee Relations

      The  Corporation  and its wholly-owned subsidiaries employ  approximately
4,600   employees  in  domestic  operations  and  1,130  employees  in  foreign operations.


ITEM 2.    PROPERTIES

The principal properties of the Corporation and its subsidiaries are situated
at the following locations and have   the following characteristics:

      Tableware                                       Approximate Square Feet

Oneida, New York        Executive Administrative Offices        95,000

Sherrill, New York      Manufacturing Stainless Steel,
                        Silverplated and Sterling Tableware     1,082,000

Sherrill, New York      Manufacturing Knives                    135,000

Buffalo, New York       Office and Warehouse                    82,000

Buffalo, New York       Manufacturing China                     257,000

Niagara Falls, Ontario  Manufacturing Stainless Steel
                        and Silverplated Flatware               120,000

Bangor, N. Ireland      Office and Warehouse                    32,000

Toluca, Mexico          Manufacturing Stainless Steel
                        Flatware                                75,000

Juarez, Mexico          Manufacturing Bisque China              65,000

      Industrial Wire

Camden, New York        Administrative Offices and
                        Manufacturing Wire and Cable
                        Products                                414,000

Pine Bluff, Arkansas    Office and Manufacturing Wire
                        and Cable Products                      167,000

El Paso, Texas          Office and Manufacturing Wire
                        and Cable Products                      75,000

All of these buildings are owned by the Corporation with the following exceptions:

The offices and warehouses in  Bangor, Northern Ireland are leased.

120,000  square  feet  of  the  167,000-square-foot  Pine  Bluff,  Arkansas manufacturing properties are subject to a Letter of Credit and Guaranty Agreement in the amount of $9,000,000 covering real property and equipment to secure a like amount of Industrial Development Revenue Bonds. Pursuant to an Installment Sale Agreement with the City of Pine Bluff, Arkansas, dated August 1, 1985, Camden Wire Co., Inc. is purchasing this portion of the Pine Bluff properties over a twenty-year period and will take title to the property upon retirement of the bonds on or before August 1, 2005. The remaining 47,000 square feet of the Pine Bluff, Arkansas properties is owned outright by Camden Wire Co., Inc.

The Buffalo, New York manufacturing property is subject to a mortgage in the principal amount of approximately $1,399,000 covering both real property and equipment to secure a like amount of Industrial Revenue Bonds. Pursuant to the terms of a Lease Agreement dated February 1, 1980, the real property is leased by Buffalo China from the Erie County Industrial Development Agency for a term of twenty years, upon the expiration of which the property will be conveyed back to Buffalo China.

The El Paso, Texas manufacturing property is subject to a Letter of Credit and Guaranty Agreement in the principal amount of approximately $6,500,000 covering both real property and equipment to secure a like amount of Industrial Revenue Bonds. Pursuant to an Installment Sale Agreement with the City of El Paso, Texas, dated March 1, 1996, Camden Wire Co., Inc. is purchasing the El Paso property over a twenty-year period and will take title to the property upon retirement of the bonds on or before March 1, 2016.

In addition to the land primarily associated with its manufacturing operations, the Corporation owns approximately 500 additional acres in the cities of Sherrill and Oneida and the town of Vernon, New York.

The Corporation leases sales offices and/or showrooms in New York, Los Angeles, Dallas, Atlanta and London, England. The Corporation and its subsidiaries lease warehouse space in various locations throughout the United States. The Corporation also leases retail outlet space through its wholly-owned subsidiary, Kenwood Silver Company, Inc., in various locations throughout the United States.

In January 1983, the Corporation entered into a 25-year lease for an office facility in Redmond, Washington. The remaining lease commitment for this facility is $24,635,320. The Corporation has sublet substantially all of the building through 1998. The sublease income projected through 2002 is $4,919,015.

The Corporation's buildings are located on sufficient property to accommodate any further expansion or development. The properties are served adequately by transportation facilities, are well maintained and are adequate for the purposes for which used.

ITEM 3.   LEGAL PROCEEDINGS

Management believes there is no ongoing or pending litigation with a possible material effect on the financial position of the Corporation.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF STOCKHOLDERS.

None.

                                    PART  II

Information required to be furnished under this Part (Items 5 through 9) is set forth in the Corporation's Annual Report to Shareholders for the year ended January 27, 1996, at the respective pages indicated, and incorporated by reference.

ITEM 5. MARKET FOR THE CORPORATION'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

Page 30 of the Corporation's Annual Report.

ITEM 6.   SELECTED FINANCIAL DATA.

Page 31 of the Corporation's Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Pages 29 and 30 of the Corporation's Annual Report

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Pages 17 through 31 of the Corporation's Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

Some of the information required to be furnished under this Part (Items 10 through 13) is set forth in the Corporation's definitive Proxy Statement dated April 26, 1996 (File 1-5452) at the respective pages indicated, and incorporated by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Pages 2 through 4 of the Corporation's definitive Proxy Statement.

Executive Officers of the Registrant

The persons named below are the executive officers of the Corporation and have been elected to serve in the capacities indicated at the pleasure of the Oneida Ltd. Board of Directors.

Name, Age and Positions                    Principal Business Affiliations
with Corporation                           During Past Five Years

Thomas A. Fetzner, 48        Mr.  Fetzner has been Corporate Controller and Vice
Vice President and           President for more than the past five years.
Corporate Controller

Terry M. French, 52          Mr.  French has been President of Camden Wire  Co.,
President,                   Inc. for more than the past five years.
Camden Wire Co., Inc.

Barry G. Grabow, 52          Mr.  Grabow  has been Treasurer for more  than  the
Treasurer                    past five years.

Peter J. Kallet, 49          Mr.   Kallet  was  elected  President   and   Chief
President, Chief             Operating Officer in January 1996.  Mr. Kallet had
Operating                    Vice President and General Manager of the Oneida
Officer and a                Foodservice Division for more than the past five
Director                     years.

Glenn B. Kelsey, 44          Mr. Kelsey  was elected  Executive Vice  President
Executive Vice               and Chief Financial Officer in January 1996.  Mr.
President, Chief             Kelsey had President of the Oneida Foodservice
Financial Officer and        Division for more than the past five years.
a Director

William D. Matthews, 61      Mr.  Matthews  has been Chairman of the  Board  and
Chairman of the Board,       Chief Executive Officer for more than the past five
Chief Executive              years.
Officer
and a Director

Walter A. Stewart, 63        Mr. Stewart  has  been  Senior  Vice   President,
Senior Vice President,       Manufacturing and Engineering, Tableware
Manufacturing and            Operations, for more than the past five years.
Engineering, Tableware
Operations and a Director

Catherine H. Suttmeier, 39   Ms.  Suttmeier  was  elected  General  Counsel and
Vice President,              Secretary in January  1992 and Vice President in
General Counsel              December 1992. She had served as Associate
and Secretary                Counsel and  Assistant Secretary since 1986.

Edward W. Thoma, 50          Mr.  Thoma has been Senior Vice President,  Finance
Senior Vice President,       for more than the past five years.
Finance

ITEM 11.  EXECUTIVE  COMPENSATION.

Pages 5 through 9 of the Corporation's definitive Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Pages 1 through 4 of the Corporation's definitive Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Pages 2 through 4 of the Corporation's definitive Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8K.

(a) 1. Financial statements incorporated by reference from the Corporation's 1996 Annual Report to Shareholders and filed as part of this Report:

         Consolidated Statement of Operations for the fiscal years ended 1996, 1995 and 1994 (page 17 of the Corporation's Annual Report).

         Consolidated Balance Sheet for the fiscal years ended in 1996 and 1995 (pages 18 and 19 of the Corporation's Annual Report).

         Consolidated Statement of Cash Flows for the fiscal years ended 1996, 1995 and 1994 (page 20 of the Corporation's Annual Report).

         Notes to Consolidated Financial Statements (pages 21-28 of the Corporation's Annual Report).

         Independent Auditor's Report (page 28 of the Corporation's Annual Report).

     2.  Financial Statement Schedule:

     Schedule for the fiscal years ended 1996, 1995 and 1994:

         Valuation and Qualifying Accounts (Schedule II)(page 13 of this
Report).

     Independent Auditor's Report (page 12 of this Report).

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

         (4)(a) Note Agreement dated January 1, 1992 between Oneida Ltd. and Allstate Life Insurance and Pacific Mutual Life Insurance Company, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 25, 1992. Restated and Modified Letter of Credit, Bond Purchase and Guaranty Agreement dated August 1, 1995 between Oneida Ltd. and Chemical Bank, N.A. Revolving Credit Agreement dated January 19, 1996 between Oneida Ltd. , The Chase Manhattan Bank, N.A., Chemical Bank, and Nationsbank, N.A.

         (b) Shareholder Rights Agreement dated December 13, 1989, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 28, 1995. Assignment and Assumption Agreement dated November 1, 1991, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 28, 1995.

         (10)(a) Employment agreements with two executive employees of the Corporation dated October 1, 1982, which are incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 28, 1995. Employment Agreements with five executive employees of the Corporation dated July 26, 1989, which are incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 28, 1995. Employment Agreement with one executive employee of the Corporation dated March 29, 1995.

         (b) Oneida Ltd. Management Incentive Plan adopted by the Board of Directors on February 24, 1988, which provides for the payment of bonus awards to senior management employees, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 28, 1995.

         (c) Oneida Ltd. 1987 Stock Option Plan, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 30, 1993.

         (d) Oneida Ltd. Employee Security Plan adopted by the Board of Directors on July 26, 1989, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 28, 1995.

         (e) Oneida Ltd. Restricted Stock Award Plan as adopted by the Board of Directors on November 29, 1989 and approved by shareholders on May 30, 1990 for the granting of common stock to key employees.
         (f) Oneida Ltd. Deferred Compensation Plan for Key Employees as adopted by the Board of Directors on October 27, 1993, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 29, 1994.

         (11)      Computation of per share earnings.

         (13) Portions of the Oneida Ltd. Annual Report to Shareholders for the fiscal year ended January 27, 1996, which have been incorporated by reference in this Form 10-K.

         (22)      Subsidiaries of the Registrant.

(b) No reports on Form 8-K were filed by the Registrant during the quarter ended January 27, 1996.

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

March 26, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                Title                         Date

Principal Executive Officer

/s/WILLIAM D. MATTHEWS            Chairman of the Board         March 26, 1996
William D. Matthews               and Chief Executive
                                  Officer

Principal Financial Officer

/s/GLENN B. KELSEY                Executive Vice President       March 26, 1996
Glenn B.  Kelsey                  and Chief Financial Officer

Principal Accounting Officer

/s/THOMAS A. FETZNER              Vice President, and           March 26, 1996
Thomas A.  Fetzner                Corporate Controller

The Board of Directors
/s/ROBERT F. ALLEN                Director                      March 26, 1996
Robert F. Allen

/s/WILLIAM F. ALLYN               Director                      March 26, 1996
William F. Allyn

/s/R. QUINTUS ANDERSON            Director                      April 6, 1996
R. Quintus Anderson

/s/GEORGIA S. DERRICO             Director                      March 26, 1996
Georgia S. Derrico

/s/EDWARD W. DUFFY                 Director                     March 26, 1996
Edward W. Duffy

/s/DAVID E. HARDEN                Director                      March 26, 1996
David E. Harden

/s/PETER J. KALLET                Director                      March 26, 1996
Peter J. Kallet

/s/GLENN B. KELSEY                Director                      March 26, 1996
Glenn B. Kelsey

/s/WILLIAM D. MATTHEWS            Director                      March 26, 1996
William D. Matthews

/s/RAYMOND T. SCHULER             Director                      March 26, 1996
Raymond T. Schuler

/s/WALTER A. STEWART              Director                      March 26,
Walter A. Stewart

                          INDEPENDENT AUDITOR'S REPORT
                        ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors and Stockholders of Oneida Ltd.

Our report on the consolidated financial statements of Oneida Ltd. has been incorporated by reference in this Form 10-K from page 28 of the 1996 Annual Report to Shareholders of Oneida Ltd. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 8 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included herein.

                                                 COOPERS & LYBRAND L.L.P.
                                                 a professional services firm


/s/ Coopers & Lybrand L.L.P.
Syracuse, New York
February 22, 1996



                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

       We consent to the incorporation by reference in the registration statements of Oneida Ltd. on Form S-8 (File Nos. 2-84304 and 33-38036), Form S-3 (File No. 2-66234) of our report dated February 22, 1996 on our audits of the consolidated financial statements and financial statement schedules of Oneida Ltd. as of January 27, 1996 and January 28, 1995, and for each of the three years in the period ended January 27, 1996 which reports are either included or incorporated by reference in this Annual Report on Form 10-K.


                                                 COOPERS & LYBRAND L.L.P.
                                                 a professional services firm


/s/ Coopers & Lybrand L.L.P.
Syracuse, New York
April 19, 1996

                                                                SCHEDULE II

                                   ONEIDA LTD.
                          AND CONSOLIDATED SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                 FOR THE YEARS ENDED JANUARY 1996, 1995 AND 1994
                                   (Thousands)
Column A                 Column B         Column C      Column D     Column E

                                          Additions
                         Balance at       Charged to                 Balance at
                         Beginning        Cost and                   End of
Description              of Period        Expenses      Deductions   Period
YEAR ENDED JANUARY 27, 1996:
Reserves deducted from
assets to which they
apply:
   Doubtful accounts
   receivable............ $1,665         $ 294          $262<F1>     $1,697

   Other reserves:
     Rebate program.......$471           $1,430         $1,467<F2>   $434

YEAR ENDED JANUARY 28, 1995:
Reserves deducted from
assets to which they
apply:
   Doubtful accounts
   receivable.............$2,066         $788           $1,189<F1>   $1,665

   Other reserves:
     Rebate program.......$605           $1,977         $2,111<F2>   $471

YEAR ENDED JANUARY 29, 1994:
Reserves deducted from
assets to which they
apply:
   Doubtful accounts
   receivable.............$1,728         $1,749         $1,411<F1>   $2,066

   Other reserves:
     Rebate program.......$427           $1,208         $1,030<F2>   $605

<F1>     Adjustments and doubtful accounts written off
<F2>     Payments under rebate program

                        Index to Exhibits
Exhibits:
         (3) The Restated Certificate of Incorporation and the By-Laws, as previously amended, which are incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 29, 1994.

         (4)(a) Note Agreement dated January 1, 1992 between Oneida Ltd. and Allstate Life Insurance and Pacific Mutual Life Insurance Company, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 25, 1992. Restated and Modified Letter of Credit, Bond Purchase and Guaranty Agreement dated August 1, 1995 between Oneida Ltd. and Chemical Bank, N.A. Revolving Credit Agreement dated January 19, 1996 between Oneida Ltd. , The Chase Manhattan Bank, N.A., Chemical Bank, and Nationsbank, N.A.

         (b) Shareholder Rights Agreement dated December 13, 1989, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 28, 1995. Assignment and Assumption Agreement dated November 1, 1991, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 28, 1995.

         (10)(a) Employment agreements with two executive employees of the Corporation dated October 1, 1982, which are incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 28, 1995. Employment Agreements with five executive employees of the Corporation dated July 26, 1989, which are incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 28, 1995. Employment Agreement with one executive employee of the Corporation dated March 29, 1995.

         (b) Oneida Ltd. Management Incentive Plan adopted by the Board of Directors on February 24, 1988, which provides for the payment of bonus awards to senior management employees, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 28, 1995.

         (c) Oneida Ltd. 1987 Stock Option Plan, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 30, 1993.

         (d) Oneida Ltd. Employee Security Plan adopted by the Board of Directors on July 26, 1989, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 28, 1995.

         (e) Oneida Ltd. Restricted Stock Award Plan as adopted by the Board of Directors on November 29, 1989 and approved by shareholders on May 30, 1990 for the granting of common stock to key employees.

         (f) Oneida Ltd. Deferred Compensation Plan for Key Employees as adopted by the Board of Directors on October 27, 1993, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 29, 1994.

         (11)      Computation of per share earnings.

         (13) Portions of the Oneida Ltd. Annual Report to Shareholders for the fiscal year ended January 27, 1996, which have been incorporated by reference in this Form 10-K.

         (22)      Subsidiaries of the Registrant.