Form 10-Q
period 1996-04-27
ONEIDA LTD
filed 1996-06-06
CIK 74585

UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                   Washington, D. C. 20549

                          FORM 10-Q

 (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended April 27, 1996


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_

Indicate the number of shares outstanding of each of the
issuer's classes of common stock as of May 25, 1996.
10,984,233

                          ONEIDA LTD

          FOR THE THREE MONTHS ENDED APRIL 27, 1996

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


                                                       FOR THE
                                                  THREE MONTHS ENDED
(Thousands except per                             APRIL 27,    APRIL 29,
 share amounts)                                     1996         1995
                                                  ---------    ---------
NET SALES..............................           $119,315     $121,807
COST OF SALES..........................             88,223       87,843
                                                  ---------    ---------
GROSS MARGIN...........................             31,092       33,964
OPERATING REVENUES.....................                163          176
                                                  ---------    ---------
                                                    31,255       34,140
                                                  ---------    ---------
OPERATING EXPENSES:
  Selling and distribution.............             17,954       18,373
  General and administrative...........              7,005        7,559
                                                  ---------    ---------
    Total..............................             24,959       25,932
                                                  ---------    ---------
INCOME FROM OPERATIONS.................              6,296        8,208
OTHER EXPENSE..........................                 68          474
INTEREST EXPENSE.......................              1,837        2,157
                                                  ---------    ---------
INCOME BEFORE TAXES....................              4,391        5,577
PROVISION FOR INCOME TAXES.............              1,722        2,192
                                                  ---------    ---------
NET INCOME.............................             $2,669       $3,385
                                                  =========    =========
PER SHARE OF COMMON STOCK:
  Net Income...........................              $0.24        $0.30
  Cash Dividends Declared..............               0.13         0.12
SHARES USED IN PER SHARE DATA..........             11,157       11,007

See notes to consolidated financial statements.


                              ONEIDA LTD.
                       CONSOLIDATED BALANCE SHEET
                   APRIL 27, 1996 AND JANUARY 27, 1996


                                                         (Thousands)
                                                     APRIL 27,     JAN 27,
ASSETS                                                 1996         1996
                                                     ---------    ---------
CURRENT ASSETS:
 Cash........................................          $2,905       $2,847
 Accounts receivable.........................          59,752       56,649
 Less allowance for doubtful accounts.......           (1,821)      (1,697)
 Other accounts and notes receivable.........           2,134        2,200
 Inventories:
  Finished goods.............................         108,712      101,864
  Goods in process...........................          22,672       22,796
  Raw materials and supplies.................          23,351       21,103
 Other current assets........................          13,443        9,471
                                                     ---------    ---------
    Total current assets.....................         231,148      215,233
                                                     ---------    ---------
PROPERTY, PLANT AND EQUIPMENT-At cost:
 Land and buildings.......... .........  ......        61,121       58,338
 Machinery and equipment.....................         197,205      193,420
                                                     ---------    ---------
    Total....................................         258,326      251,758
 Less accumulated depreciation...............         140,723      136,559
                                                     ---------    ---------
    Property, plant & equipment-net..........         117,603      115,199
                                                     ---------    ---------
OTHER ASSETS:
 Deferred income taxes.......................           9,728        9,728
 Other.......................................           5,256        4,203
                                                     ---------    ---------
     TOTAL...................................        $363,735     $344,363
                                                     =========    =========

See notes to consolidated financial statements.

                              ONEIDA LTD.
                       CONSOLIDATED BALANCE SHEET
                  APRIL 27, 1996 AND JANUARY 27, 1996


                                                         (Thousands)
                                                     APRIL 27,     JAN 27,
LIABILITIES AND STOCKHOLDERS' EQUITY                   1996         1996
                                                     ---------    ---------
CURRENT LIABILITIES:
 Short-term debt.............................         $35,075      $24,067
 Accounts payable............................          32,376       26,621
 Accrued liabilities.........................          34,323       38,314
 Current installments of long-term debt......           4,673        4,749
                                                     ---------    ---------
    Total current liabilities................         106,447       93,751
                                                     ---------    ---------
LONG-TERM DEBT...............................          78,169       72,129
                                                     ---------    ---------
OTHER LIABILITIES:
 Accrued postretirement liability............          62,344       61,800
 Accrued pension liability...................           5,209        5,209
 Other liabilities...........................           4,800        5,174
                                                     ---------    ---------
    Total....................................          72,353       72,183
                                                     ---------    ---------
STOCKHOLDERS' EQUITY:
 6% cumulative preferred stock; $25 par
  value; authorized 95,660 shares, issued
  88,694 and 88,989 shares, respectively,
  callable at $30 per share..................           2,217        2,225
 Common stock $1 par value; authorized
  24,000,000 shares, issued 11,729,803
  and 11,706,224 shares, respectively........          11,730       11,706
 Additional paid-in capital..................          81,471       81,150
 Retained earnings...........................          30,029       28,936
 Equity adjustment from translation..........          (8,587)      (8,614)
 Less cost of common stock held in
  treasury; 714,889 and 672,617 shares,
  respectively...............................          (9,239)      (8,563)
 Less unallocated ESOP shares of common
  stock of 53,206 and 34,347, respectively...            (855)        (540)
                                                     ---------    ---------
    Stockholders' Equity.....................         106,766      106,300
                                                     ---------    ---------
     TOTAL...................................        $363,735     $344,363
                                                     =========    =========

See notes to consolidated financial statements.

                           ONEIDA LTD.
               CONSOLIDATED STATEMENT OF CASH FLOWS
  FOR THE THREE MONTHS ENDED APRIL 27, 1996 AND APRIL 29, 1995
                          (In Thousands)

                                                          FOR THE
                                                    THREE MONTHS ENDED
                                                      APR 27,      APR 29,
CASH FLOW FROM OPERATING ACTIVITIES:                   1996         1995
                                                     ---------    ---------
 Net income .................................          $2,669       $3,385
 Adjustments to reconcile net income to net
  cash used in operating activities:
   Depreciation..............................           4,176        4,033
   Deferred taxes and other non-cash
    charges and credits......................             150        1,382
   Decrease (increase) in operating assets:
    Receivables..............................          (2,913)       4,890
    Inventories..............................          (8,972)     (17,674)
    Other current assets.....................          (3,972)      (1,870)
   Other assets..............................            (903)        (387)
   Increase in accounts payable..............           5,755        9,248
   Decrease in accrued liabilities...........          (3,991)      (5,218)
                                                     ---------    ---------
   Net cash used in operating activities.....          (8,001)      (2,211)
                                                     ---------    ---------
CASH FLOW FROM INVESTING ACTIVITIES:
 Property, plant and equipment expenditures..          (6,913)      (4,870)
 Retirement of property, plant and equipment.             330          637
 Other, net..................................            (138)         (19)
                                                     ---------    ---------
   Net cash used in investing activities.....          (6,721)      (4,252)
                                                     ---------    ---------
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock.....             357          168
  Net issuance (cancellation) of restricted
   stock plan shares.........................             (16)          72
  Purchase of treasury stock.................            (676)
  Purchase of preferred stock................              (4)
  Purchase of ESOP shares....................            (315)      (1,480)
  Net proceeds under short-term debt.........          11,008        4,586
  Proceeds from issuance of long-term debt...           6,500        5,000
  Payment of long-term debt..................            (536)        (372)
  Dividends paid.............................          (1,578)      (1,344)
                                                     ---------    ---------
   Net cash provided by financing activities.          14,740        6,630
                                                     ---------    ---------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH.....              40          (90)
                                                     ---------    ---------
NET INCREASE IN CASH.........................              58           77
CASH AT BEGINNING OF YEAR....................           2,847        2,207
                                                     ---------    ---------
CASH AT END OF PERIOD........................          $2,905       $2,284
                                                     =========    =========
Supplemental Cash Flow Disclosures:
 Interest paid ..............................          $1,093       $1,542
 Income taxes paid...........................             718        1,990

See notes to consolidated financial statements.

                         ONEIDA LTD.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Thousands)

1. The statements for the three months ended April 27, 1996 and April 29, 1995 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The consolidated financial statements for the year ending January 25, 1997 are subject to adjustment at the end of the year when they will be audited by independent auditors. The results of operations for the three months ended April 27, 1996 are not necessarily indicative of the results of operations to be expected for the year ending January 25, 1997. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended in January 1996 and 1995 included in the Company's January 27, 1996 Annual Report to the Securities and Exchange Commission on Form 10-K.

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

4. Included in the long-term debt caption on the balance sheet are various senior notes. The note agreements relating thereto contain provisions which restrict borrowings, business investments, acquisition of the Company's stock and payment of cash dividends. At April
    27, 1996 the maximum amount available for payment of dividends was $7,758.

             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Quarter ended April 27, 1996 compared with
               the quarter ended April 29, 1995
                         (Thousands)

Operations

Consolidated net sales, for the quarter ended April 27, 1996 decreased $2,492, over the same quarter a year ago.


Net Sales                       1996       1995     % Change

  Tableware Division:
    Consumer Products........ $ 48,608   $ 47,451       2.4%
    Foodservice..............   34,282     32,815       4.5%
      Total Tableware........   82,890     80,266       3.3%
  Industrial Wire Division...   36,425     41,541     (12.3%)
      Total.................. $119,315   $121,807     ( 2.0%)

Sales in both the Consumer and Foodservice business segments outpaced prior year levels. Shipments of industrial wire products were lower due to decreases in demand from automotive and electronics customers.

Gross margin, as a percentage of net sales, was equal to 26.1% for the first quarter of 1996, compared to 27.7% for the same quarter in 1995. Tableware gross profits declined 2% from the same period last year due principally to changes in product mix. At Camden Wire gross margin was lower due to volume decreases.

Operating Expenses              1996       1995     % Change

  Tableware Division......... $22,296    $22,787     ( 2.2%)
  Industrial Wire Division...   2,663      3,145     (15.3%)
      Total.................. $24,959    $25,932     ( 3.8%)

Operating expenses decreased by $973 from the same quarter last year. Selling and distribution costs decreased by $419 while administrative costs decreased by $554. The decrease in selling costs is related to the reduced sales level at Camden Wire as well as cost containments in the tableware facilities. The decrease in administrative costs is the result of lower profit sharing due to lower operating income.

             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          Quarter ended April 27, 1996 compared with
               the quarter ended April 29, 1995
                         (Thousands)



Interest expense, prior to capitalized interest, was $1,957 for the quarter, a decrease of $255 from the first quarter of 1995. This decrease is primarily the result of lower average borrowing rates.

The total debt outstanding decreased $1,154 to $117,917 from the same period last year. Accordingly, the debt to total capital ratio has decreased from 56% to 52%.



Liquidity & Financial Resources

During the first quarter of this year, the company expended approximately $6,900 in conjunction with its long-term capital expansion and modernization program. The company expects to invest another $15,000 during the remainder of the current fiscal year. Approximately $3,300 was spent on the Camden Wire modernization program. The new wire plant constructed in El Paso, Texas is now operational. The Company plans to spend another $3,700 this year as it completes this plant and adds new equipment to the existing wire mills.

Management believes that sufficient liquidity to support the company's future funding requirements will be provided by cash from future operations as well as the availability of bank lines of credit. At April 27, 1996, the Company had unused short-term credit lines equal to $51,500 and working capital of $124,701.

                          ONEIDA LTD

                        UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                          FORM 10-Q

                        APRIL 27, 1996

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                ONEIDA LTD
                               (Registrant)



Date: June 7, 1996





                                ____________________________
                                Edward W. Thoma
                                Senior Vice President Finance