Form 10-Q
period 1996-07-27
ONEIDA LTD
filed 1996-09-05
CIK 74585

UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                   Washington, D. C. 20549

                          FORM 10-Q

 (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended July 27, 1996


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_

Indicate the number of shares outstanding of each of the
issuer's classes of common stock as of August 22, 1996.
11,109,625

                          ONEIDA LTD

          FOR THE THREE MONTHS ENDED JULY 27, 1996

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


                                        FOR THE              FOR THE
                                  THREE MONTHS ENDED    SIX MONTHS ENDED
     (Thousands except per        JULY 27,   JULY 29,   JULY 27,   JULY 29,
      share amounts)                1996       1995       1996       1995
                                  ---------  ---------  ---------  ---------
     NET SALES....................$118,279   $124,898   $237,594   $246,705
     COST OF SALES................  85,795     90,551    174,018    178,674
                                  ---------  ---------  ---------  ---------
     GROSS MARGIN.................  32,484     34,347     63,576     68,031
     OPERATING REVENUES...........     101        120        264        295
                                  ---------  ---------  ---------  ---------
                                    32,585     34,467     63,840     68,326
                                  ---------  ---------  ---------  ---------
     OPERATING EXPENSES:
       Selling and distribution...  17,769     18,197     35,723     36,407
       General and administrative.   7,816      8,223     14,821     15,664
                                  ---------  ---------  ---------  ---------
         Total....................  25,585     26,420     50,544     52,071
                                  ---------  ---------  ---------  ---------
     INCOME FROM OPERATIONS.......   7,000      8,047     13,296     16,255
     OTHER EXPENSE................     361          5        430        479
     INTEREST EXPENSE.............   2,105      2,358      3,942      4,515
                                  ---------  ---------  ---------  ---------
     INCOME BEFORE TAXES..........   4,534      5,684      8,924     11,261
     PROVISION FOR INCOME TAXES...   1,778      2,234      3,500      4,426
                                  ---------  ---------  ---------  ---------
     NET INCOME...................  $2,756     $3,450     $5,424     $6,835
                                  =========  =========  =========  =========
     PER SHARE OF COMMON STOCK:
       Net Income.................   $0.24      $0.31      $0.48      $0.62
       Cash Dividends Declared....    0.13       0.12       0.26       0.24
     SHARES USED IN PER SHARE DATA  11,152     10,957     11,112     10,953

     See notes to consolidated financial statements.


                            ONEIDA LTD.
                    CONSOLIDATED BALANCE SHEET
               JULY 27, 1996 AND JANUARY 27, 1996


                                                 (Thousands)
                                             JULY 27,    JAN 27,
ASSETS                                         1996       1996
                                             ---------  ---------
CURRENT ASSETS:
 Cash........................................  $3,601     $2,847
 Accounts receivable.........................  56,020     56,649
 Less allowance for doubtful accounts........  (1,870)    (1,697)
 Other accounts and notes receivable.........   2,294      2,200
 Inventories:
  Finished goods............................. 106,214    101,864
  Goods in process...........................  21,858     22,796
  Raw materials and supplies.................  24,695     21,103
 Other current assets........................  17,551      9,471
                                             ---------  ---------
    Total current assets..................... 230,363    215,233
                                             ---------  ---------
PROPERTY, PLANT AND EQUIPMENT-At cost:
 Land and buildings..........................  61,664     58,338
 Machinery and equipment..................... 203,402    193,420
                                             ---------  ---------
    Total.................................... 265,066    251,758
 Less accumulated depreciation............... 144,748    136,559
                                             ---------  ---------
    Property, plant & equipment-net.......... 120,318    115,199
                                             ---------  ---------

Other Assets.................................  14,066     13,931
                                             ---------  ---------
     TOTAL...................................$364,747   $344,363
                                             =========  =========

See notes to consolidated financial statements.




                              ONEIDA LTD.
                       CONSOLIDATED BALANCE SHEET
                  JULY 27, 1996 AND JANUARY 27, 1996


                                                 (Thousands)
                                             JULY 27,    JAN 27,
LIABILITIES AND STOCKHOLDERS' EQUITY           1996       1996
                                             ---------  ---------
CURRENT LIABILITIES:
 Short-term debt............................. $38,586    $24,067
 Accounts payable............................  28,540     26,621
 Accrued liabilities.........................  32,049     38,314
 Current installments of long-term debt......   4,675      4,749
                                             ---------  ---------
    Total current liabilities................ 103,850     93,751
                                             ---------  ---------
LONG-TERM DEBT...............................  78,137     72,129
                                             ---------  ---------
OTHER LIABILITIES:
 Accrued postretirement liability............  62,856     61,800
 Other liabilities...........................   9,853     10,383
                                             ---------  ---------
    Total....................................  72,709     72,183
                                             ---------  ---------
STOCKHOLDERS' EQUITY:
 6% cumulative preferred stock; $25 par
  value; authorized 95,660 shares, issued
  88,694 and 88,989 shares, respectively,
  callable at $30 per share..................   2,217      2,225
 Common stock $1 par value; authorized
  24,000,000 shares, issued 11,844,149
  and 11,706,224 shares, respectively........  11,844     11,706
 Additional paid-in capital..................  82,755     81,150
 Retained earnings...........................  31,300     28,936
 Equity adjustment from translation..........  (8,432)    (8,614)
 Less cost of common stock held in
  treasury; 715,429 and 672,617 shares,
   respectively..............................  (9,396)    (8,563)
 Less unallocated ESOP shares of common
  stock of 13,675 and 34,347, respectively...    (237)      (540)
                                             ---------  ---------
    Stockholders' Equity..................... 110,051    106,300
                                             ---------  ---------
     TOTAL...................................$364,747   $344,363
                                             =========  =========

See notes to consolidated financial statements.

                           ONEIDA LTD.
               CONSOLIDATED STATEMENT OF CASH FLOWS
  FOR THE SIX MONTHS ENDED JULY 27, 1996 and JULY 29, 1995
                          (In Thousands)
                                                       FOR THE
                                                  SIX MONTHS ENDED
                                                 JULY 27,   JULY 29,
CASH FLOW FROM OPERATING ACTIVITIES:               1996       1995
                                                 ---------  ---------
 Net income .................................      $5,424     $6,835
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation..............................       8,190      7,962
   Prepaid ESOP shares allocated to participants      540          0
   Deferred taxes and other non-cash
    charges and credits......................         505       (214)
   Decrease (increase) in operating assets:
     Receivables..............................        711      5,421
    Inventories..............................      (6,979)   (16,685)
    Other current assets.....................      (8,053)    (2,603)
    Other assets.............................          16       (574)
   Increase in accounts payable..............       1,926      1,297
   Decrease in accrued liabilities...........      (6,242)    (1,509)
                                                 ---------  ---------
     Net cash provided by (used in) operating
      activities.............................      (3,962)       (70)
                                                 ---------  ---------
CASH FLOW FROM INVESTING ACTIVITIES:
 Property, plant and equipment expenditures..     (13,672)    (9,081)
 Retirement of property, plant and equipment.         412        565
 Other, net..................................        (129)        27
                                                 ---------  ---------
     Net cash used in investing activities...     (13,389)    (8,489)
                                                 ---------  ---------
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock.....       1,755        682
  Issuance of restricted stock plan shares...         (15)        71
  Purchase/retirement of preferred stock.....          (4)
  Purchase of treasury stock...................      (834)
  Purchase of ESOP shares....................        (237)      (963)
  Net proceeds under short-term  debt and
   banker's acceptances......................      14,520     13,097
  Proceeds from issuance of long-term debt...       6,888      5,000
  Payment of long-term debt..................        (953)    (5,918)
  Dividends paid.............................      (3,061)    (2,695)
                                                 ---------  ---------
    Net cash provided by financing
     activities..............................      18,059      9,274
                                                 ---------  ---------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH.....          46        (57)
                                                 ---------  ---------
NET INCREASE IN CASH..............                    754        658
CASH AT BEGINNING OF YEAR....................       2,847      2,207
                                                 ---------  ---------
CASH AT END OF PERIOD........................      $3,601     $2,865
                                                 =========  =========
Supplemental Cash Flow Disclosures:
 Interest paid ..............................      $3,470     $4,316
 Income taxes paid...........................       2,973      4,728

See notes to consolidated financial statements.

                         ONEIDA LTD.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Thousands)

1. The statements for the six months ended July 27, 1996 and July 29, 1995 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The consolidated financial statements for the year ending January 25, 1997 are subject to adjustment at the end of the year when they will be audited by independent auditors. The results of operations for the six months ended July 27, 1996 are not necessarily indicative of the results of operations to be expected for the year ending January 25, 1997. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended in January 1996 and 1995 included in the Company's January 27, 1996 Annual Report to the Securities and Exchange Commission on Form 10-K.

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

4. Included in the long-term debt caption on the balance sheet are various senior notes. The note agreements relating thereto contain provisions which restrict borrowings, business investments, acquisition of the Company's stock and payment of cash dividends. At July
    27, 1996 the maximum amount available for payment of dividends was $7,652.

             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          Quarter ended July 27, 1996 compared with
               the quarter ended July 29, 1995
                        (In Thousands)


5. On August 29, 1996 the Company signed an agreement to purchase substantially all of the assets and assume certain liabilities of THC Systems, Inc., which operates as Rego China, for approximately $45,000 in cash. THC, based in Melville, N.Y., is a leading importer and marketer of commercial vitreous china for the foodservice industry in the United States. The purchase is expected to be completed by the end of the year.


Operations
Consolidated net sales, for the quarter ended July 27, 1996 decreased $6,619, over the same quarter a year ago.

Net Sales                       1996       1995     % Change
  Tableware Division:
    Consumer Products........ $ 50,764   $ 56,947     (10.9%)
    Foodservice..............   35,544     32,435       9.6%
      Total Tableware........   86,308     89,382     ( 3.4%)
  Industrial Wire Division...   31,971     35,516     (10.0%)
  Total...................... $118,279   $124,898     ( 5.3%)

Sales for the Tableware Division were slightly lower than in the second quarter of 1995 due to sluggish demand in the department store market. This was somewhat offset by strong growth in the Company's foodservice business. Sales of industrial wire products were soft, due to lower order levels, and lower mix of product in the electronics market.

Gross margin, as a percentage of net sales, was equal to 27.5% for the second quarters of both 1996 and 1995. The effect of a less favorable product mix in the consumer tableware and industrial wire divisions was offset by improved manufacturing efficiencies. If adjusted for declining copper prices, gross margin for the quarter would have decreased slightly.

             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    Six-month period ended July 27, 1996 compared with
         the six-month period ended July 29, 1995
                        (In thousands)


Operating Expenses             1996       1995     % Change
  Tableware Division......... $23,269    $23,676     ( 1.7%)
  Industrial Wire Division...   2,316      2,744     (15.6%)
      Total.................. $25,585    $26,420     ( 3.2%)

Total operating expenses decreased by $835 from the same quarter last year. Selling and distribution costs decreased by $428 while administrative costs decreased by $407. Selling and distribution costs decreased due to lower sales volume, primarily of wire products. The decline in administrative costs reflects lower employee profit sharing accruals.

Interest expense, prior to capitalized interest, was $2,170 for the quarter, a decrease of $276 from the second quarter of 1995. This decrease is the result of lower average interest rates in the current quarter versus the same period last year.


Operations

Consolidated net sales, for the six-months ended July 27, 1996 decreased $9,111, over the same period a year ago.

Net Sales                       1996       1995     % Change

  Tableware Division:
    Consumer Products........ $ 99,371   $104,398     ( 4.8%)
    Foodservice..............   69,826     65,250       7.0%
    Total Tableware........    169,197    169,648     ( 0.3%)
    Industrial Wire Division... 68,397     77,057     (11.2%)
    Total.....................$237,594   $246,705     ( 3.7%)

The decrease is attributable to industrial wire sales. This market has experienced a 9% volume decrease from the previous year. Sales of tableware products kept pace with the strong performance recorded in the first half of 1995. Within the tableware division, there has been a decline in consumer products sales, which was offset by growth in the foodservice market.

             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    Six-month period ended July 27, 1996 compared with
         the six-month period ended July 29, 1995
                        (In thousands)


Gross margin, as a percentage of net sales, was equal to 26.8% for the period ended July 27, 1996, as compared to 27.6% for the same period in 1995. While the Company's manufacturing facilities have been operating more efficiently in 1996, a less favorable product mix has dampened profit margins.

Operating Expenses             1996       1995     % Change

  Tableware Division......... $45,565    $46,182     ( 1.3%)
  Industrial Wire Division...   4,979      5,889     (15.5%)
      Total.................. $50,544    $52,071     ( 2.9%)


Total operating expenses decreased by $1,527 from the same period last year. Selling and distribution costs decreased by $684 while administrative costs decreased by $843.
Selling and distribution costs, particularly freight, have declined as a result of reduced sales volume. The Company has accrued lower levels of employee profit sharing due to lower earnings through the first half of 1996.

For the six months ended July 27, 1996, interest expense prior to capitalized interest decreased to $4,179 from $4,658 for the same period in 1995. This decrease is the result of lower average interest rates and lower debt levels compared to the same period last year.


Liquidity & Financial Resources

During the first six months of this year, the company expended approximately $13,700 in conjunction with its long-term capital expansion and modernization program. The company expects to invest another $8,000 during the remainder of the current fiscal year. Of the year's total capital expenditures, approximately $7,500 will be spent on the modernization of the industrial wire plants.

             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    Six-month period ended July 27, 1996 compared with
         the six-month period ended July 29, 1995
                        (In thousands)


As described in Note 5 to the financial statements, the Company has contracted to purchase substantially all of the net assets of THC Systems, Inc. for $45,000. A large portion of this transaction will be financed with bank debt which the Company expects to obtain at prevailing market interest rates.

Management believes there is sufficient liquidity to support the company's ongoing funding requirements from future operations as well as the availability of bank lines of credit. At July 27, 1996, the Company had unused credit lines equal to $48,000 and working capital of $126,513.

                          ONEIDA LTD

                        UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                          FORM 10-Q

                        JULY 27, 1996

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                ONEIDA LTD
                               (Registrant)



Date: September 5, 1996





                                ____________________________
                                Edward W. Thoma
                                Senior Vice President Finance