Form 10-Q/A
period 1996-07-27
ONEIDA LTD
filed 1996-09-10
CIK 74585

UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                   Washington, D. C. 20549

                         FORM 10-Q/A

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

                         FORM 10-Q/A







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


                            ONEIDA LTD.
                    CONSOLIDATED BALANCE SHEET
               JULY 27, 1996 AND JANUARY 27, 1996


                                                 (Thousands)
                                             JULY 27,    JAN 27,
ASSETS                                         1996       1996
                                             ---------  ---------
CURRENT ASSETS:
 Cash........................................  $3,601     $2,847
 Accounts receivable.........................  56,020     56,649
 Less allowance for doubtful accounts........  (1,870)    (1,697)
 Other accounts and notes receivable.........   2,294      2,200
 Inventories:
  Finished goods............................. 107,109    101,864
  Goods in process...........................  22,554     22,796
  Raw materials and supplies.................  25,649     21,103
 Other current assets........................  15,006      9,471
                                             ---------  ---------
    Total current assets..................... 230,363    215,233
                                             ---------  ---------
PROPERTY, PLANT AND EQUIPMENT-At cost:
 Land and buildings..........................  61,664     58,338
 Machinery and equipment..................... 203,402    193,420
                                             ---------  ---------
    Total.................................... 265,066    251,758
 Less accumulated depreciation............... 144,748    136,559
                                             ---------  ---------
    Property, plant & equipment-net.......... 120,318    115,199
                                             ---------  ---------

Other Assets.................................  14,066     13,931
                                             ---------  ---------
     TOTAL...................................$364,747   $344,363
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

                           ONEIDA LTD.
               CONSOLIDATED STATEMENT OF CASH FLOWS
  FOR THE SIX MONTHS ENDED JULY 27, 1996 and JULY 29, 1995
                          (In Thousands)
                                                       FOR THE
                                                  SIX MONTHS ENDED
                                                 JULY 27,   JULY 29,
CASH FLOW FROM OPERATING ACTIVITIES:               1996       1995
                                                 ---------  ---------
 Net income .................................      $5,424     $6,835
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation..............................       8,190      7,962
   Prepaid ESOP shares allocated to participants      540
   Deferred taxes and other non-cash
    charges and credits......................         505       (214)
   Decrease (increase) in operating assets:
    Receivables..............................         711      5,421
    Inventories..............................      (9,524)   (16,685)
    Other current assets.....................      (5,508)    (2,603)
    Other assets.............................          16       (574)
   Increase in accounts payable..............       1,926      1,297
   Decrease in accrued liabilities...........      (6,242)    (1,509)
                                                 ---------  ---------
     Net cash used in operating activities...      (3,962)       (70)
                                                 ---------  ---------
CASH FLOW FROM INVESTING ACTIVITIES:
 Property, plant and equipment expenditures..     (13,672)    (9,081)
 Retirement of property, plant and equipment.         412        565
 Other, net..................................        (129)        27
                                                 ---------  ---------
     Net cash used in investing activities...     (13,389)    (8,489)
                                                 ---------  ---------
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock.....       1,755        682
  Issuance (cancellation) of restricted
   stock plan shares.........................         (15)        71
  Purchase/retirement of preferred stock.....          (4)
  Purchase of treasury stock.................        (834)
  Purchase of ESOP shares....................        (237)      (963)
  Net proceeds under short-term  debt and
   banker's acceptances......................      14,519     13,097
  Proceeds from issuance of long-term debt...       6,887      5,000
  Payment of long-term debt..................        (953)    (5,918)
  Dividends paid.............................      (3,062)    (2,695)
                                                 ---------  ---------
    Net cash provided by financing
     activities..............................      18,056      9,274
                                                 ---------  ---------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH.....          49        (57)
                                                 ---------  ---------
NET INCREASE IN CASH.........................         754        658
CASH AT BEGINNING OF YEAR....................       2,847      2,207
                                                 ---------  ---------
CASH AT END OF PERIOD........................      $3,601     $2,865
                                                 =========  =========
Supplemental Cash Flow Disclosures:
  Interest paid .............................      $5,088     $6,456
  Income taxes paid..........................       5,452      6,303

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

Sales for the Tableware Division were slightly lower than in the second quarter of 1995 due to sluggish demand in the department store market. This was somewhat offset by strong growth in the Company's foodservice business. Sales of industrial wire products were soft, due to lower order levels in the electronics market and an overall lower mix of products sold.

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

                         FORM 10-Q/A

                        JULY 27, 1996

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                ONEIDA LTD
                               (Registrant)



Date: September 10, 1996





                                ____________________________
                                Edward W. Thoma
                                Senior Vice President Finance