Form 10-Q
period 1996-10-26
ONEIDA LTD
filed 1996-12-10
CIK 74585

UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                   Washington, D. C. 20549

                          FORM 10-Q

 (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended October 26, 1996


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_

Indicate the number of shares outstanding of each of the
issuer's classes of common stock as of November 20, 1996.
11,073,675

                          ONEIDA LTD

          FOR THE THREE MONTHS ENDED OCTOBER 26, 1996

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


         ITEM 6 (b)
         One report on Form 8-K was filed during the quarter for which this report on Form 10-Q is filed. On September 10, 1996, a report on Form 8-K, dated August 29, 1996, was filed disclosing the execution of an agreement whereby Oneida Ltd. would purchase substantially all of the assets of THC Systems, Inc.


SIGNATURES

                                      ONEIDA LTD.
                          CONSOLIDATED STATEMENT OF OPERATIONS


                                       FOR THE                  FOR THE
                                 THREE MONTHS ENDED        NINE MONTHS ENDED
 (Thousands except per           OCT 26,      OCT 28,      OCT 26,      OCT 28,
  share amounts)                  1996         1995         1996         1995
                               ---------    ---------    ---------    ---------
NET SALES..................... $101,280     $100,627     $270,477     $270,275
COST OF SALES.................   66,047       65,923      177,188      176,877
                               ---------    ---------    ---------    ---------
GROSS MARGIN..................   35,233       34,704       93,289       93,398
OPERATING REVENUES............       98          117          362          412
                               ---------    ---------    ---------    ---------
                                 35,331       34,821       93,651       93,810
                               ---------    ---------    ---------    ---------
OPERATING EXPENSES:
  Selling and distribution....   17,098       17,321       49,764       50,206
  General and administrative..    7,659        7,333       20,559       20,630
                               ---------    ---------    ---------    ---------

    Total.....................   24,757       24,654       70,323       70,836
                               ---------    ---------    ---------    ---------
INCOME FROM OPERATIONS........   10,574       10,167       23,328       22,974
OTHER EXPENSE.................      244          393          667          822
INTEREST EXPENSE..............    1,603        1,795        4,677        5,411
                               ---------    ---------    ---------    ---------
INCOME BEFORE TAXES...........    8,727        7,979       17,984       16,741
PROVISION FOR INCOME TAXES....    3,421        3,239        7,055        6,739
                               ---------    ---------    ---------    ---------
INCOME FROM CONTINUING
  OPERATIONS..................    5,306        4,740       10,929       10,002
                               ---------    ---------    ---------    ---------
DISCONTINUED OPERATIONS:
 Income(loss) from discontinued    (105)         605         (304)       2,178
 Loss from disposal of
  discontinued operations.....     (900)                     (900)
                               ---------    ---------    ---------    ---------
     Total....................   (1,005)         605       (1,204)       2,178
                               ---------    ---------    ---------    ---------
NET INCOME....................   $4,301       $5,345       $9,725      $12,180
                               =========    =========    =========   ==========

PER SHARE OF COMMON STOCK:
  Continuing operations.......    $0.47        $0.42        $0.98        $0.90
  Discontinued operations.....    (0.09)        0.06        (0.11)        0.20
  Net income..................     0.38         0.48         0.87         1.10
  Cash dividends declared.....     0.13         0.12         0.39         0.36
  Shares used in per share data  11,162       11,089       11,129       10,993

See notes to consolidated financial statements.

                            ONEIDA LTD.
                     CONSOLIDATED BALANCE SHEET
                  OCTOBER 26, 1996 AND JANUARY 27, 1996


                                                        (Thousands)
                                                  OCT 26,      JAN 27,
ASSETS                                             1996         1996
                                                 ---------    ---------
CURRENT ASSETS:
 Cash...........................................   $2,970       $2,844
 Accounts receivable............................   55,643       41,761
 Less allowance for doubtful accounts...........   (1,597)      (1,398)
 Other accounts and notes receivable............    2,965        1,970
 Inventories:
  Finished goods................................   91,771       93,826
  Goods in process..............................   16,082       17,120
  Raw materials and supplies....................   17,750       15,097
 Other current assets...........................   11,346        8,584
 Net assets of discontinued operations..........   34,816       32,125
                                                 ---------    ---------
    Total current assets........................  231,746      211,929
                                                 ---------    ---------
PROPERTY, PLANT AND EQUIPMENT-At cost:
 Land and buildings.............................   45,224       42,625
 Machinery and equipment........................  148,322      143,012
                                                 ---------    ---------
    Total.......................................  193,546      185,637
 Less accumulated depreciation..................  114,715      105,957
                                                 ---------    ---------
    Property, plant & equipment-net.............   78,831       79,680
                                                 ---------    ---------

OTHER ASSETS....................................   15,258       14,959
                                                 ---------    ---------
     TOTAL...................................... $325,835     $306,568
                                                 =========    =========

See notes to consolidated financial statements.

                                ONEIDA LTD.
                           CONSOLIDATED BALANCE SHEET
                   OCTOBER 26, 1996 AND JANUARY 27, 1996


                                                      (Thousands)
                                                  OCT 26,      JAN 27,
LIABILITIES AND STOCKHOLDERS' EQUITY               1996         1996
                                                 ---------    ---------
CURRENT LIABILITIES:
 Short-term debt................................  $32,396      $24,067
 Accounts payable...............................   14,181       13,362
 Accrued liabilities............................   37,802       33,646
 Current installments of long-term debt.........    4,677        4,749
                                                  ---------    ---------
    Total current liabilities...................   89,056       75,824
                                                 ---------    ---------
LONG-TERM DEBT..................................   62,470       63,129
                                                 ---------    ---------

OTHER LIABILITIES:
 Accrued postretirement liability...............   52,092       50,931
 Other liabilities..............................    9,853       10,384
                                                 ---------    ---------
    Total.......................................   61,945       61,315
                                                 ---------    ---------
STOCKHOLDERS' EQUITY:
 6% cumulative preferred stock; $25 par
  value; authorized 95,660 shares, issued
  88,694 and 88,989 shares, respectively,
  callable at $30 per share.....................    2,216        2,225
 Common stock $1 par value; authorized
  24,000,000 shares, issued 11,851,885
  and 11,706,224 shares, respectively...........   11,852       11,706
 Additional paid-in capital.....................   82,889       81,150
 Retained earnings..............................   34,121       28,936
 Equity adjustment from translation.............   (8,418)      (8,614)
 Less cost of common stock held in
  treasury; 733,054 and 672,617 shares,
   respectively.................................   (9,554)      (8,563)
 Less unallocated ESOP shares of common
  stock of 46,070 and 34,347, respectively......     (742)        (540)
                                                 ---------    ---------
    Stockholders' Equity........................  112,364      106,300
                                                 ---------    ---------
     TOTAL...................................... $325,835     $306,568
                                                 =========    =========

See notes to consolidated financial statements.

                           ONEIDA LTD.
               CONSOLIDATED STATEMENT OF CASH FLOWS
   FOR THE NINE MONTHS ENDED OCTOBER 26, 1996 and OCTOBER 28, 1995
                              (In Thousands)                 FOR THE
                                                       NINE MONTHS ENDED
                                                      OCT 26,      OCT 28,
                                                       1996         1995
CASH FLOW FROM OPERATING ACTIVITIES:                 ---------    ---------
 Net income from continuing operations..............  $10,928      $10,002
 Net income(loss) from discontinued operations......   (1,204)       2,178
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation.....................................    8,758        8,606
   Deferred taxes and other non-cash
    charges and credits.............................      621          209
   Decrease (increase) in operating assets:
    Receivables.....................................  (14,621)     (13,840)
    Inventories.....................................      442      (16,961)
    Other current assets............................   (2,752)      (2,095)
    Other assets....................................      324           29
  Increase in accounts payable......................      821        3,517
  Increase in accrued liabilities...................    3,632        6,573
  Discontinued operations...........................    1,332        9,482
                                                     ---------    ---------
     Net cash provided by operating activities......    8,281        7,700
                                                     ---------    ---------
CASH FLOW FROM INVESTING ACTIVITIES:
  Property, plant and equipment expenditures........   (8,388)     (10,826)
  Retirement of property, plant and equipment.......      512          604
  Other, net........................................     (609)          48
  Discontinued operations...........................   (9,985)      (3,289)
                                                     ---------    ---------
     Net cash used in investing activities..........  (18,470)     (13,463)
                                                     ---------    ---------
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock............    1,896          981
  Issuance of restricted stock plan shares..........      (16)          71
  Purchase/retirement of preferred stock............       (5)          (1)
  Purchase/issuance of treasury stock...............     (992)
  Purchase of ESOP shares...........................     (202)      (1,276)
  Net proceeds under short-term  debt and
   banker's acceptances.............................    8,330       12,502
  Proceeds from issuance of long-term debt..........      388        5,000
  Payment of long-term debt.........................   (1,119)      (6,090)
  Dividends paid....................................   (4,539)      (4,048)
  Discontinued operations...........................    6,500
                                                     ---------    ---------
    Net cash provided by financing activities.......   10,241        7,139
                                                     ---------    ---------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH............       71         (380)
                                                     ---------    ---------
NET INCREASE IN CASH................................      123          996
CASH AT BEGINNING OF YEAR...........................    2,847        2,207
                                                     ---------    ---------
CASH AT END OF PERIOD...............................   $2,970       $3,203
Supplemental Cash Flow Disclosures:                  =========    =========
 Interest paid .....................................   $4,229       $6,194
 Income taxes paid..................................    5,452        4,728

See notes to consolidated financial statements.

                         ONEIDA LTD.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Thousands)

1. The statements for the nine months ended October 26, 1996 and October 28, 1995 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The consolidated financial statements for the year ending January 25, 1997 are subject to adjustment at the end of the year when they will be audited by independent auditors. The results of operations for the nine months ended October 26, 1996 are not necessarily indicative of the results of operations to be expected for the year ending January 25, 1997. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended in January 1996 and 1995 included in the Company's January 27, 1996 Annual Report to the Securities and Exchange Commission on Form 10-K.

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

4. Included in the long-term debt caption on the balance sheet are various senior notes. The note agreements relating thereto contain provisions which restrict borrowings, business investments, acquisition of the Company's stock and payment of cash dividends. At October 26, 1996 the maximum amount available for payment of dividends was $8,323.

5. On November 4, 1996, the Company purchased substantially all of the assets and assumed certain liabilities of THC Systems, Inc. THC, which operates as Rego China, is a leading importer and marketer of commercial vitreous china for the Foodservice Industry in the United States. THC reported net sales of $25,665 for the nine months ended October 26, 1996. The preliminary purchase price of $42,600 (net of $2,000 held in escrow), paid in cash by Oneida Ltd. to THC pursuant to the Asset Purchase Agreement, is subject to adjustment based on the net assets (as defined in the agreement) of the acquired business as of November 4, 1996.

                         ONEIDA LTD.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Thousands)

    The transaction is being partially financed with $35,000 in 7.49% senior notes due in 2008. The remainder of the purchase price was financed with Oneida Ltd.'s existing lines of credit.

6. In October 1996, the Board of Directors of Oneida Ltd. considered a proposal to purchase the capital stock of Camden Wire Co., Inc., a wholly owned subsidiary, and authorized management to negotiate a definitive purchase agreement with a subsidiary of the Aarque Companies. On November 26, 1996, Oneida Ltd. signed an agreement to sell Camden Wire Co., Inc. to a subsidiary of the Aarque Companies. The transaction involves a cash payment to Oneida Ltd. of approximately $35,200 and the assumption of Oneida's guarantee on $15,500 in Camden Wire debt for a total of approximately $51,000. Closing of the transaction is subject to certain conditions being satisfied, but is expected to be completed before Oneida's current fiscal year concludes January 25, 1997.

    The disposition of Camden Wire Co., Inc. has been treated in the attached financial statements as a discontinued operation. The operations to that date and the loss on disposal are shown in the consolidated statement of income under the caption "Discontinued
    Operations."

    The Net Assets of Camden Wire Co., Inc. (equal to the expected proceeds) at October 26, 1996 consisted of the following:

             Current Assets...........$39,772
             Non-current Assets....... 40,911
             Liabilities..............(45,867)
                                      --------
                Net Assets............$34,816

    The loss on disposal of Camden Wire Co., Inc. of $900
    (net of income taxes of $258) is attributable to certain tax attributes and expenses of the transaction.

    Net sales of Camden Wire Co., Inc. for the periods ended
    October 26, 1996 and October 28, 1995 are as follows:

                                    Oct. 26, 1996    Oct. 28, 1995
                                   ---------------  ---------------
           Three months ended...       $ 35,231         $ 39,337
           Nine months ended....        103,628          116,394

    The income tax expense related to the loss/income from discontinued operations for the periods ended October
    26, 1996 and October 28, 1995 are as follows:

                                    Oct. 26, 1996    Oct. 28, 1995
                                   ---------------  ---------------
           Three months ended...   $         13         $    523
           Nine months ended....            280            1,742

             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          Quarter ended October 26, 1996 compared with
               the quarter ended October 28, 1995
                        (In Thousands)

Continuing Operations
Consolidated net sales, for the quarter ended October 26, 1996 increased $653, over the same quarter a year ago.

Net Sales                       1996       1995     % Change
    Consumer Products........ $ 66,023   $ 65,192       1.3%
    Foodservice..............   35,257     35,435     ( 0.5%)
  Total......................  101,280    100,627       0.6%


Consumer market sales were flat relative to the strong third quarter of 1995. Sales to mass merchandisers increased 25% over the same period last year, offsetting a decline in sales to department stores. Sales of foodservice products were approximately equal to last year's level.

Gross margin, as a percentage of net sales, was equal to 34.8% for the third quarter of 1996 and 34.5% for 1995.
Improved manufacturing yields in the Company's tableware plants offset gross margin reductions caused by a less rich sales mix.

                                1996      1995    % Change
Operating Expenses..........  $24,757   $24,654       0.4%

Total operating expenses increased by $103 from the same quarter last year. Selling and distribution costs decreased by $223 while administrative costs increased by $326. This slight increase in overall operating expenses reflects cost reduction efforts in all segments.

Interest expense, prior to capitalized interest, was $1,678 for the quarter, a decrease of $231 from the third quarter of 1995. This decrease is the result of lower borrowings and lower average interest rates in the current quarter versus the same period last year. Interest expense of $100 for October 26, 1996 and $209 for October 28, 1995 was reallocated from continuing operations to discontinued operations.

             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    Nine-month period ended October 26, 1996 compared with
         the nine-month period ended October 28, 1995
                        (In thousands)

Continuing Operations

Consolidated net sales, for the nine-months ended October 26, 1996 increased $202, over the same period a year ago.

Net Sales                       1996       1995     % Change
    Consumer Products........ $165,395   $169,631     ( 2.5%)
    Foodservice..............  105,082    100,644       4.4%
  Total......................  270,477    270,275       0.1%


Consumer product sales lagged 1995 levels for the first half of 1996, but this stabilized in the current quarter. Year to date sales levels compared to 1995 are lower in the department store and consumer direct markets. Foodservice sales for the nine month period continue to exceed 1995 figures. This increase is attributable to growth in sales of foodservice products.

Gross margin, as a percentage of net sales, was equal to 34.5% for the period ended October 26, 1996, as compared to 34.6% for the same period in 1995. While the Company's manufacturing facilities have been operating more efficiently in 1996, a slightly less favorable product mix affected profit margins.

                                1996       1995     % Change
Operating Expenses..........  $70,323     $70,836    ( 0.7%)


Total operating expenses decreased by $513 from the same period last year. Selling and distribution costs decreased by $442 while administrative costs decreased by $71. These decreases are attributable to cost containment measures in all of the Company's operating areas.

For the nine months ended October 26, 1996, interest expense prior to capitalized interest decreased to $4,849 from $5,668 the same period in 1995. This decrease is the result of lower average interest rates and lower debt levels compared to the same period last year. Interest expense of $611 for October 26, 1996 and $575 for October 28, 1996 was reallocated from continuing operations to discontinued operations.

             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    Nine-month period ended October 26, 1996 compared with
         the nine-month period ended October 28, 1995
                        (In thousands)


Liquidity & Financial Resources

During the first nine months of this year, the Company expended approximately $8,400 on capital expenditures. The company expects to invest another $4,000 during the remainder of the current fiscal year.

As described in Note 5 to the financial statements, the Company completed the purchase of the net assets of THC
Systems, Inc. on November 4, 1996. The $44,600 purchase price was primarily financed with $35,000 of 7.49% senior notes due in 2008. The remainder was drawn from the Company's existing credit lines.

Also described in the attached footnotes (see Note 6) is the pending sale of the Company's Camden Wire subsidiary to the Aarque Companies. This transaction will yield a net payment to Oneida Ltd. of approximately $35,200. These proceeds, which are intended to be received prior to year end, are expected to be used to reduce debt and buy back stock.

Management believes there is sufficient liquidity to support the Company's ongoing funding requirements from future operations as well as the availability of bank lines of credit. At October 26, 1996, the Company had unused credit lines equal to $54,500 and working capital of $142,690.

                          ONEIDA LTD

                        UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                          FORM 10-Q

                        OCTOBER 26, 1996

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                ONEIDA LTD.
                               (Registrant)



Date: December 10, 1996





                                ____________________________
                                Edward W. Thoma
                                Senior Vice President Finance