Form 10-K
period 1997-01-25
ONEIDA LTD
filed 1997-04-24
CIK 74585

               SECURITIES  AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-K

      Annual Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

For the fiscal year ended January 25, 1997
Commission File Number 1-5452


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 -K or any amendment to this Form 10 -K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on March 18, 1997 was $211,532,066.

The number of shares of Common stock ($1.00 par value) outstanding as of March 18, 1997 was 10,778,704.

               Documents Incorporated by Reference

1. Portions of Oneida Ltd.'s Annual Report to Stockholders for the fiscal year ended January 25, 1997 (Parts I and II of Form 10-K).
2. Portions of Oneida Ltd.'s Definitive Proxy Statement dated April 25, 1997 (Part III of Form 10-K).

                             PART I

ITEM 1.   BUSINESS.

General.

The Corporation (unless otherwise indicated by the context, the term "Corporation" means Oneida Ltd. and its wholly-owned subsidiaries) was incorporated in New York in 1880 under the name Oneida Community, Limited. In 1935, the Corporation's name was changed to Oneida Ltd. It maintains its executive offices in Oneida, New York.

Since its inception, the Corporation has manufactured and marketed tableware - initially sterling and later silverplated and stainless steel products. By acquiring subsidiaries and expanding its tableware lines, the Corporation has diversified into the manufacture and import of commercial china tableware and the marketing of other tableware and gift items, most notably, crystal.

Financial Information About Industry Segments.

The Corporation operates in one principal industry, Tableware Products. Until recently, the Corporation operated in two principal industries, Tableware and Industrial Wire Products, but on February 12, 1997, the Corporation sold its Camden Wire subsidiary to International Wire Group, Inc. of St. Louis, Missouri in a transaction valued at approximately $59 million.

Information regarding the Corporation's operations by industry segment for the years ended January 25, 1997, January 27, 1996 and January 28, 1995 is set forth on page 23 of the Corporation's Annual Report to Shareholders for the year ended January 25, 1997, parts of which are incorporated herein by reference.

Narrative Description of Business.

The following is a description of the business of the Corporation in the Tableware industry.

                            TABLEWARE

In the tableware industry, the Corporation is organized to serve two markets: consumer and foodservice. This is accomplished by an organizational structure designed to serve four marketing focal points: Consumer Retail Division; Consumer Direct Division; Foodservice Division and the International Division.

Consumer operations focus on individual consumers, both in the United States and around the world, offering a variety of tabletop and giftware products including stainless steel, silverplated, sterling and resin color-handle flatware; silverplated and stainless steel holloware; cutlery; and crystal stemware and decorative pieces.

Flatware and holloware are manufactured primarily at the Corporation's facilities in Sherrill, New York. Its operations have been harmonized with the Corporation's other two North American manufacturing facilities to maximize the efficiency of producing a comprehensive product line for domestic and international markets. Production at Oneida Canada, Limited, a wholly-owned subsidiary located in Niagara Falls, Ontario, has been integrated with operations at the Sherrill plant, with each facility producing complementary items in similar product lines. Meanwhile, Oneida Mexicana, S.A., located in Toluca, Mexico, manufactures cutlery and consumer flatware patterns which are not produced at the Corporation's other facilities. The Corporation also imports products from several international sources.

The Corporation's wide-ranging consumer marketing activities are coordinated by the Oneida Silversmiths Division. Responsibilities are divided between the Consumer Retail and Consumer Direct divisions.

The Consumer Retail Division serves retail accounts, particularly major retail outlets. Most orders are fulfilled directly by the Corporation from its primary distribution center located in Sherrill, New York. For some accounts, however, orders are fulfilled by one of the Corporation's two other distribution centers which are located in Ontario, California and Nashville, Tennessee.

The Consumer Direct Division is responsible for managing Special Sales, which focus on serving business customers in the premium, incentive, mail order and direct selling markets. This division also includes Kenwood Silver Company, Inc., another wholly-owned subsidiary which plays a significant role in the overall marketing of the Corporation's products through its operation of retail factory store outlets. Kenwood Silver presently operates 68 Oneida Factory Stores in resort and destination shopping areas across the United States.

The Consumer Direct and Retail Divisions are exploring opportunities to capitalize on the ONEIDA name in new product categories. In 1996, the Corporation signed license agreements with Robinson Knife Manufacturing Co. and Encore Promotions, Inc. Robinson Knife will be marketing a line of specialty kitchen tools and accessories under the ONEIDA name to mass market, department and specialty stores, while Encore Promotions will run supermarket redemption programs featuring flatware, china dinnerware, cutlery, cookware and linens, all bearing the ONEIDA name.

Foodservice operations manufacture and import stainless steel and silverplated flatware and holloware, and vitreous, porcelain and bone china, which are sold to restaurants and hotel chains, food distributors, airlines, institutions and other related customers. These operations are consolidated within the Oneida Foodservice Division.

Flatware for the foodservice market is sourced primarily from the Corporation's manufacturing facilities in Sherrill, Niagara Falls and Toluca, while foodservice holloware is primarily imported. Buffalo China, Inc., a subsidiary located in Buffalo, New York, is a leading manufacturer of vitreous china for the foodservice industry. Buffalo China also owns a subsidiary located in Juarez, Mexico. This subsidiary, Ceramica de Juarez, S.A., produces bisque china which is finished in Buffalo, as well as finished, undecorated holloware items.

In November 1996, the Foodservice Division was expanded by the acquisition of substantially all of the assets of THC Systems, Inc., a leading importer and marketer of vitreous china and porcelain for the foodservice industry. THC Systems, Inc. now operates as a wholly-owned subsidiary of the Corporation and continues to do business under the Rego China tradename.

The Foodservice Division is also the exclusive distributor of certain china products manufactured by Schonwald and Noritake Co., Inc. for the United States foodservice and institutional markets.

International operations in both the consumer and foodservice markets are overseen by the Oneida International Division. The International Division coordinates the marketing of Oneida's domestically manufactured products overseas as well as the distribution of products from Oneida Silversmiths' United Kingdom branch. The Corporation is 80% owner of Oneida International, Inc., a joint venture formed to market tabletop products of Italian design which are sourced internationally. Oneida International, Inc. sells these products through its wholly-owned Italian subsidiary, Sant'Andrea S.r.l., in the international foodservice market. The foodservice and consumer markets in Mexico, Central America and South America are served by Oneida Mexicana, S.A. Complementing the work of the Corporation's international subsidiaries are Australian and Colombian joint ventures which are designed to increase the Corporation's sales and market share abroad.

The percentages of consumer tableware sales and foodservice tableware sales to total consolidated sales for the fiscal years, which end in January, are as follows:

Consumer Tableware:         1997           1996           1995
                            54%            57%            56%

Foodservice Tableware:      1997           1996           1995
                            46%            43%            44%

The principal raw materials and supplies used by the Corporation for metal tableware are stainless steel, silver and various copper alloys. For china, they are various clays, flint and aluminum oxide. These materials are purchased in the open market to meet current requirements. The Corporation does not anticipate any delays or difficulties in obtaining raw materials or supplies.

The Corporation owns and maintains many design patents in the United States and foreign countries. These patents, along with numerous copyrights, protect the Corporation's product designs and decorations. In addition, the Corporation has registered its most significant trademarks in the United States and many foreign countries. Both the consumer and foodservice operations use a number of trademarks and trade names which are advertised and promoted extensively including ONEIDA, BUFFALO CHINA, COMMUNITY, DJ, HEIRLOOM, LTD, NORTHLAND, REGO, ROGERS and SANT'ANDREA. Taken as a whole, the Corporation's intellectual property, especially the goodwill associated with the ONEIDA name, is a material, although intangible, corporate asset.

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

Tableware operations had order backlogs of $15,892,000 as of April 5, 1997 and $14,040,000 as of April 12, 1996. This backlog is expected to be filled during the current fiscal year, principally in the first quarter. The amount of backlog is reasonable for the tableware industry.

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

The foodservice tableware business is highly competitive. The principal factors affecting competition in this market are price, service and quality. The Oneida Foodservice Division's products and service are highly regarded in this industry, and it is one of the largest sources of commercial china and stainless steel and silverplated tableware in the United States.

Other Matters.

Research and Development

The Corporation places a considerable emphasis on excellence in development and design. To achieve this end, the Corporation maintains full time, in-house design and engineering departments which continuously develop, test and improve products and manufacturing methods. Independent designers and collaborative efforts with other companies contribute to the Corporation's emphasis on development and design. The Corporation's actual expenditures on research and development activities during the past three fiscal years, however, have not been material.

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

Employees and Employee Relations

The Corporation and its wholly-owned subsidiaries employ approximately 3,590 employees in domestic operations and 1,097 employees in foreign operations.


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

The Buffalo, New York manufacturing property is subject to a mortgage in the principal amount of approximately $1,136,000 covering both real property and equipment to secure a like amount of Industrial Revenue Bonds. Pursuant to the terms of a Lease Agreement dated February 1, 1980, the real property is leased by Buffalo China from the Erie County Industrial Development Agency for a term of twenty years, upon the expiration of which the property will be conveyed back to Buffalo China.

In addition to the land primarily associated with its manufacturing operations, the Corporation owns approximately 500 additional acres in the cities of Sherrill and Oneida and the town of Vernon, New York.

The Corporation leases sales offices and/or showrooms in New York City, Melville, New York, Los Angeles, Dallas, Atlanta, London, England and Vercelli, Italy. The Corporation and its subsidiaries lease warehouse space in various locations throughout the United States. The Corporation also leases retail outlet space through its wholly-owned subsidiary, Kenwood Silver Company, Inc., in various locations throughout the United States.

In January 1983 the Corporation entered into a 25-year lease for an office facility in Redmond, Washington. The remaining lease commitment for this facility is $23,084,000. The Corporation has sublet substantially all of the building through 1999. The sublease income projected through 2003 is $6,843,000.

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

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF STOCKHOLDERS.

None.

                             PART  II

Information required to be furnished under this Part (Items 5 through 9) is set forth in the Corporation's Annual Report to Shareholders for the year ended January 25, 1997, at the respective pages indicated, and incorporated by reference.

ITEM 5. MARKET FOR THE CORPORATION'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

Page 27 of the Corporation's Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA.

Page 27 of the Corporation's Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Pages 26 of the Corporation's Annual Report

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Pages 13 through 27 of the Corporation's Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                             PART III

Some of the information required to be furnished under this Part (Items 10 through 13) is set forth in the Corporation's definitive Proxy Statement dated April 25, 1997 (File 1-5452) at the respective pages indicated, and incorporated by reference.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE  REGISTRANT.

Pages 3 through 4 of the Corporation's definitive Proxy Statement.

Executive Officers of the Registrant

The persons named below are the executive officers of the Corporation and have been elected to serve in the capacities indicated at the pleasure of the Oneida Ltd. Board of Directors.


Name, Age and Positions                     Principal Business Affiliations
  with Corporation                              During Past Five Years

Thomas A. Fetzner, 49             Mr. Fetzner has been Corporate Controller and
  Vice President and              Vice President for more than the past five
  Corporate Controller            years.

Barry G. Grabow, 53               Mr. Grabow  has been Treasurer for more  than
  Treasurer                       than the past five years.

Peter J. Kallet, 50               Mr. Kallet was elected President and Chief
  President, Chief                Operating Officer in January 1996.  Mr. Kallet
  Operating Officer               had been Senior Vice President and General
  and a Director                  Manager of the Oneida Foodservice Division
                                  for more than the past five years.

Glenn B. Kelsey, 45              Mr. Kelsey was elected Executive Vice President
  Executive Vice                 and Chief Financial Officer in January 1996.
  President, Chief               Mr. Kelsey had been President of Oneida
  Financial Officer              Foodservice Division for more than the past
  and a Director                 five years.

William D. Matthews, 62           Mr. Matthews has been Chairman of the Board
  Chairman of the Board,          and Chief Executive Officer for more than the
  Executive Officer and           past five years.
  a Director

Catherine H. Suttmeier, 40         Ms. Suttmeier has been  General Counsel and
  Vice President, General          Secretary for more than the past five years.
  Counsel and Secretary            She was elected Vice President in December
                                   1992.

Edward W. Thoma, 51                Mr. Thoma has been Senior Vice President,
  Senior Vice President,           Finance for more than the past five years.
  Finance

ITEM 11. EXECUTIVE  COMPENSATION.

Pages 5 through 11 of the Corporation's definitive Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Pages 1 through 4 of the Corporation's definitive Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Pages 2 through 4 of the Corporation's definitive Proxy Statement.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8K.

(a) 1.   Financial statements incorporated by reference from the Corporation's
1997 Annual Report to Shareholders and filed as part of this Report:

         Consolidated Statement of Operations for the fiscal years ended 1997, 1996 and 1995 (page 13 of the Corporation's Annual Report).

         Consolidated Balance Sheet for the fiscal years ended in 1997 and 1996 (pages 14 and 15 of the Corporation's Annual Report).

         Consolidated Statement of Cash Flows for the fiscal years ended 1997, 1996 and 1995 (page 16 of the Corporation's Annual Report).

         Notes to Consolidated Financial Statements (pages 17-25 of the Corporation's Annual Report).

         Independent Auditor's Report (page 25 of the Corporation's Annual Report).

    2.   Financial Statement Schedule:

         Schedule for the fiscal years ended 1997, 1996 and 1995:

              Valuation and Qualifying Accounts (Schedule II) (page 13 of this Report).

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

         (4)(a) Note Agreement dated January 1, 1992, between Oneida Ltd., Allstate Life Insurance and Pacific Mutual Life Insurance Company.

                   Restated and Modified Letter of Credit, Bond Purchase and Guaranty Agreement dated August 1, 1995, between Oneida Ltd. and Chemical Bank, N.A., which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 25, 1996.

                   Revolving Credit Agreement dated January 19, 1996 between Oneida Ltd., The Chase Manhattan Bank, N.A., Chemical Bank and NationsBank, N.A., which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 25, 1996.

                   Amendment No. 1 to the January 19, 1996 Revolving Credit Agreement between Oneida Ltd., The Chase Manhattan Bank, N.A., Chemical Bank and NationsBank, N.A. Amendment No. 1 is dated September 25, 1996, and was executed by Oneida Ltd., The Chase Manhattan Bank (successor to The Chase Manhattan Bank, N.A. and Chemical Bank), NationsBank, N.A. and Marine Midland Bank.

                   Amendment No. 2 to the January 19, 1996 Revolving Credit Agreement between Oneida Ltd., The Chase Manhattan Bank, N.A., Chemical Bank and NationsBank, N.A. Amendment No. 2 is dated November 1, 1996, and was executed by Oneida Ltd., The Chase Manhattan Bank (successor to The Chase Manhattan Bank, N.A.), NationsBank, N.A. and Marine Midland Bank.

                   Note Agreement dated November 15, 1996, between Oneida Ltd., THC Systems, Inc., Allstate Life Insurance Company, Allstate Insurance Company and Pacific Mutual Life Insurance Company.

                   First Amendment to the January 1, 1992 Note Agreement, between Oneida Ltd., Allstate Life Insurance and Pacific Mutual Life Insurance Company. The First Amendment to Note Agreement is dated November 26, 1996, and was executed by Oneida Ltd., Allstate Life Insurance and Pacific Mutual Life Insurance Company.

                   Consent and Amendment No. 3 to the January 19, 1996 Revolving Credit Agreement dated January 19, 1996 between Oneida Ltd., The Chase Manhattan Bank, N.A., Chemical Bank and NationsBank, N.A. The Consent and Amendment No. 3 is dated January 24, 1997, and was executed by Oneida Ltd., The Chase Manhattan Bank (successor to The Chase Manhattan Bank, N.A. and Chemical Bank), NationsBank, N.A. and Marine Midland Bank.

                   Amendment, dated February 12, 1997, to the August 1, 1995 Restated and Modified Letter of Credit, Bond Purchase and Guaranty Agreement dated August 1, 1995, between Oneida Ltd. and Chemical Bank, N.A. Tri-Party Agreement, dated February 12, 1997, between Oneida Ltd., Camden Wire Co., Inc. and International Wire Group, Inc.

            (b) Shareholder Rights Agreement dated December 13, 1989, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 28, 1995. Assignment and Assumption Agreement dated November 1, 1991, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 28, 1995.

         (10)(a) Employment agreements with two executive employees of the Corporation dated October 1, 1982, which are incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 28, 1995. Employment Agreements with five executive employees of the Corporation dated July 26, 1989, which are incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 28, 1995. Employment Agreement with one executive employee of the Corporation dated March 29, 1995, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 27, 1996. Employment agreements with two executive employees of the Corporation dated February 28, 1996.

            (b) Oneida Ltd. Management Incentive Plan adopted by the Board of Directors on February 24, 1988, which provides for the payment of bonus awards to senior management employees, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 28, 1995.

            (c) Oneida Ltd. 1987 Stock Option Plan, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 30, 1993. Amendment, dated August 1, 1996, to Oneida Ltd. 1987 Stock Option Plan.

            (d) Oneida Ltd. Employee Security Plan adopted by the Board of Directors on July 26, 1989, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 28, 1995.

            (e) Oneida Ltd. Restricted Stock Award Plan as adopted by the Board of Directors on November 29, 1989 and approved by shareholders on May 30, 1990 for the granting of common stock to key employees, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 27, 1996.

            (f) Oneida Ltd. Deferred Compensation Plan for Key Employees as adopted by the Board of Directors on October 27, 1993, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 29, 1994.

            (g) Asset Purchase Agreement, dated August 29, 1996 among THC Systems, Inc., Eugene Goldberg, Robert Goldberg and Oneida Community China, Inc., which is incorporated by reference to Oneida Ltd.'s Current Report on Form 8-K dated November 4, 1996. Amendment to Asset Purchase Agreement, dated November 4, 1996, among THC Systems, Inc., Eugene Goldberg, Robert Goldberg and Oneida Community China, Inc., which is incorporated by reference to Oneida Ltd.'s Current Report on Form 8-K dated November 4, 1996.

         (11)      Computation of per share earnings.

         (13) Portions of the Oneida Ltd. Annual Report to Shareholders for the fiscal year ended January 25, 1997, which have been incorporated by reference in this Form 10-K.

         (22)      Subsidiaries of the Registrant.

(b) During the quarter ended January 25, 1997, Reports on Form 8-K were filed by the Registrant on November 18, 1996, December 4, 1996 and January 10, 1997.

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

March 25, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                         Title                         Date

Principal Executive Officer

/s/ WILLIAM D. MATTHEWS           Chairman of the Board         March 25, 1997
    William D. Matthews           and Chief Executive
                                  Officer

Principal Financial Officer

/s/ GLENN B. KELSEY               Executive Vice President      March 25, 1997
    Glenn B. Kelsey               Chief Financial Officer

Principal Accounting Officer

/s/ THOMAS A. FETZNER             Vice President and            March 25, 1997
    Thomas A. Fetzner             Corporate Controller


The Board of Directors

/s/ WILLIAM F. ALLYN              Director                      March 25, 1997
    William F. Allyn

/s/ R. QUINTUS ANDERSON           Director                      March 25, 1997
    R. Quintus Anderson

/s/ GEORGIA S. DERRICO            Director                      March 25, 1997
    Georgia S. Derrico

/s/ DAVID E. HARDEN               Director                      March 25, 1997
    David E. Harden

/s/ PETER J. KALLET               Director                      March 25, 1997
    Peter J. Kallet

/s/ GLENN B. KELSEY               Director                      March 25, 1997
    Glenn B. Kelsey

/s/ WILLIAM D. MATTHEWS           Director                      March 25, 1997
    William D. Matthews

/s/ WHITNEY D. PIDOT              Director                      March 25, 1997
    Whitney D. Pidot

/s/ RAYMOND T. SCHULER            Director                      March 25, 1997
    Raymond T. Schuler

/s/ WALTER A. STEWART             Director                      March 25, 1997
    Walter A. Stewart

/s/ WILLIAM M. TUCK               Director                      March 25, 1997
    William M. Tuck

                  INDEPENDENT AUDITOR'S REPORT
                ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors and Stockholders of Oneida Ltd.

    Our report on the consolidated financial statements of Oneida Ltd. has been incorporated by reference in this Form 10-K from page 25 of the 1997 Annual Report to Shareholders of Oneida Ltd. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 7 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included herein.

COOPERS & LYBRAND L.L.P.

/s/ Coopers & Lybrand L.L.P.

Syracuse, New York
February 20, 1997


            CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

    We consent to the incorporation by reference in the registration statements of Oneida Ltd. on Form S-8 (File Nos. 33-49462 and 333-10795) and Form S-3 (File No. 33-64608) our report dated February 20, 1997 on our audits of the consolidated financial statements and financial statement schedules of Oneida Ltd. as of January 26, 1997 and January 27, 1996, and for each of the three years in the period ended January 26, 1997 which report are either included or incorporated by reference in this Annual Report on Form 10-K.


COOPERS & LYBRAND L.L.P.

/s/ Coopers & Lybrand L.L.P.

Syracuse, New York
April 24, 1997

                                                           SCHEDULE II

                           ONEIDA LTD.
                  AND CONSOLIDATED SUBSIDIARIES
                VALUATION AND QUALIFYING ACCOUNTS
         FOR THE YEARS ENDED JANUARY 1997, 1996 AND 1995
                           (Thousands)

Column A                Column B      Column C     Column D      Column E

                                      Additions
                        Balance at    Charged to                 Balance
                        Beginning     Cost and                   End of
Description             of Period     Expenses     Deduction     Period
YEAR ENDED
JANUARY  25, 1997:
Reserves deducted from
  assets to which they
  apply:
    Doubtful accounts
      receivable        $1,398        $1,087       $ 688<F1>     $1,797

Other reserves:
    Rebate program      $  434        $1,641       $1,717<F2>    $  358


YEAR ENDED
JANUARY 27, 1996:
Reserves deducted from
  assets to which they
  apply:
    Doubtful accounts
      receivable        $1,365        $ 283        $  250<F1>    $1,398

Other reserves:
    Rebate program      $  471        $1,430       $1,467<F2>    $  434


YEAR ENDED
JANUARY 28, 1995:
Reserves deducted from
  assets to which they
  apply:
    Doubtful accounts
      receivable        $1,120        $  399       $ 154<F1>     $1,365
Other reserves:
  Rebate program        $  605        $1,977       $2,111<F1>    $  471

<F1> Adjustments and doubtful accounts written off.
<F2> Payments under rebate program.

                                  INDEX TO EXHIBITS
Exhibits:

         (3) The Restated Certificate of Incorporation and the By-Laws, as previously amended, which are incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 29, 1994.

         (4)(a) Note Agreement dated January 1, 1992, between Oneida Ltd., Allstate Life Insurance and Pacific Mutual Life Insurance Company.

                   Restated and Modified Letter of Credit, Bond Purchase and Guaranty Agreement dated August 1, 1995, between Oneida Ltd. and Chemical Bank, N.A., which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 25, 1996.

                   Revolving Credit Agreement dated January 19, 1996 between Oneida Ltd., The Chase Manhattan Bank, N.A., Chemical Bank and NationsBank, N.A., which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 25, 1996.

                   Amendment No. 1 to the January 19, 1996 Revolving Credit Agreement between Oneida Ltd., The Chase Manhattan Bank, N.A., Chemical Bank and NationsBank, N.A. Amendment No. 1 is dated September 25, 1996, and was executed by Oneida Ltd., The Chase Manhattan Bank (successor to The Chase Manhattan Bank, N.A. and Chemical Bank), NationsBank, N.A. and Marine Midland Bank.

                   Amendment No. 2 to the January 19, 1996 Revolving Credit Agreement between Oneida Ltd., The Chase Manhattan Bank, N.A., Chemical Bank and NationsBank, N.A. Amendment No. 2 is dated November 1, 1996, and was executed by Oneida Ltd., The Chase Manhattan Bank (successor to The Chase Manhattan Bank, N.A.), NationsBank, N.A. and Marine Midland Bank.

                   Note Agreement dated November 15, 1996, between Oneida Ltd., THC Systems, Inc., Allstate Life Insurance Company, Allstate Insurance Company and Pacific Mutual Life Insurance Company.

                   First Amendment to the January 1, 1992 Note Agreement, between Oneida Ltd., Allstate Life Insurance and Pacific Mutual Life Insurance Company. The First Amendment to Note Agreement is dated November 26, 1996, and was executed by Oneida Ltd., Allstate Life Insurance and Pacific Mutual Life Insurance Company.

                   Consent and Amendment No. 3 to the January 19, 1996 Revolving Credit Agreement dated January 19, 1996 between Oneida Ltd., The Chase Manhattan Bank, N.A., Chemical Bank and NationsBank, N.A. The Consent and Amendment No. 3 is dated January 24, 1997, and was executed by Oneida Ltd., The Chase Manhattan Bank (successor to The Chase Manhattan Bank, N.A. and Chemical Bank), NationsBank, N.A. and Marine Midland Bank.

                   Amendment, dated February 12, 1997, to the August 1, 1995 Restated and Modified Letter of Credit, Bond Purchase and Guaranty Agreement dated August 1, 1995, between Oneida Ltd. and Chemical Bank, N.A. Tri-Party Agreement, dated February 12, 1997, between Oneida Ltd., Camden Wire Co., Inc. and International Wire Group, Inc.

            (b) Shareholder Rights Agreement dated December 13, 1989, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 28, 1995. Assignment and Assumption Agreement dated November 1, 1991, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 28, 1995.

         (10)(a) Employment agreements with two executive employees of the Corporation dated October 1, 1982, which are incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 28, 1995. Employment Agreements with five executive employees of the Corporation dated July 26, 1989, which are incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 28, 1995. Employment Agreement with one executive employee of the Corporation dated March 29, 1995, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 27, 1996. Employment agreements with two executive employees of the Corporation dated February 28, 1996.

            (b) Oneida Ltd. Management Incentive Plan adopted by the Board of Directors on February 24, 1988, which provides for the payment of bonus awards to senior management employees, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 28, 1995.

            (c) Oneida Ltd. 1987 Stock Option Plan, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 30, 1993. Amendment, dated August 1, 1996, to Oneida Ltd. 1987 Stock Option Plan.

            (d) Oneida Ltd. Employee Security Plan adopted by the Board of Directors on July 26, 1989, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 28, 1995.

            (e) Oneida Ltd. Restricted Stock Award Plan as adopted by the Board of Directors on November 29, 1989 and approved by shareholders on May 30, 1990 for the granting of common stock to key employees, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 27, 1996.

            (f) Oneida Ltd. Deferred Compensation Plan for Key Employees as adopted by the Board of Directors on October 27, 1993, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 29, 1994.

            (g) Asset Purchase Agreement, dated August 29, 1996 among THC Systems, Inc., Eugene Goldberg, Robert Goldberg and Oneida Community China, Inc., which is incorporated by reference to Oneida Ltd.'s Current Report on Form 8-K dated November 4, 1996. Amendment to Asset Purchase Agreement, dated November 4, 1996, among THC Systems, Inc., Eugene Goldberg, Robert Goldberg and Oneida Community China, Inc., which is incorporated by reference to Oneida Ltd.'s Current Report on Form 8-K dated November 4, 1996.

         (11)      Computation of per share earnings.

         (13) Portions of the Oneida Ltd. Annual Report to Shareholders for the fiscal year ended January 25, 1997, which have been incorporated by reference in this Form 10-K.

         (22)      Subsidiaries of the Registrant.