Form 10-K/A
period 1997-01-25
ONEIDA LTD
filed 1997-05-05
CIK 74585

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 -K or any amendment to this Form 10 -K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on April 17, 1997 was $211,532,066.

The number of shares of Common stock ($1.00 par value) outstanding as of April 17, 1997 was 10,778,704.

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