Form 10-Q
period 1997-04-26
ONEIDA LTD
filed 1997-06-10
CIK 74585

UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C. 20549

                          FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended April 26, 1997

Commission file number        1-5452

                         ONEIDA LTD.
   (Exact name of Registrant as specified in its charter)


     NEW YORK                                 15-0405700
(State or other jurisdiction of       I.R.S. Employer Identification
 incorporation or organization)                 Number


     ONEIDA, NEW YORK                           13421
(Address of principal executive offices)      (Zip code)

                       (315) 361-3636
    (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the
issuer's classes of common stock as of June 5, 1997.
10,820,187

                         ONEIDA LTD.

          FOR THE THREE MONTHS ENDED APRIL 26, 1997

                          FORM 10-Q




                            INDEX


PART I    FINANCIAL INFORMATION

          Consolidated Statement of Operations

          Consolidated Balance Sheet

          Consolidated Statement of Cash Flows

          Notes to Consolidated Financial Statements

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations

PART II   OTHER INFORMATION

          No other information required to be filed for this quarter.

          ITEM 6 (b)
          One report on Form 8-K was filed during the quarter for which this report on Form 10-Q is filed. On February 20, 1997, a report on Form 8-K, dated February
          12, 1997, was filed disclosing the execution of an agreement whereby Oneida Ltd. would dispose of the capital stock of Camden Wire Co., Inc.

SIGNATURES


                               ONEIDA LTD.
                  CONSOLIDATED STATEMENT OF OPERATIONS

                                             FOR THE
                                        THREE MONTHS ENDED
    (Thousands except per                APR 26,   APR 27,
     share amounts)                       1997      1996

    NET SALES..........................  $96,977   $82,890
    COST OF SALES......................   61,581    55,099
                                          ------    ------
    GROSS MARGIN.......................   35,396    27,791
                                          ------    ------
    OPERATING EXPENSES:
     Selling, advertising and distrib..   17,604    16,313
     General and administrative........    8,686     5,983
                                          ------    ------
      Total............................   26,290    22,296
                                          ------    ------
    INCOME FROM OPERATIONS.............    9,106     5,495
    OTHER EXPENSE (INCOME).............      367      (105)
    INTEREST EXPENSE...................    1,594     1,435
                                          ------    ------
    INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES...............    7,145     4,165
    PROVISION FOR INCOME TAXES.........    2,733     1,643
                                          ------    ------
    INCOME FROM CONTINUING OPERATIONS..    4,412     2,522
    INCOME FROM DISCONTINUED OPERATIONS                147
    GAIN ON DISPOSAL OF
     DISCONTINUED OPERATIONS (NOTE 2:).    2,566
                                          ------    ------
    NET INCOME.........................   $6,978    $2,669
                                          ------    ------

    PER SHARE OF COMMON STOCK:
     Continuing Operations..............   $0.40     $0.23
     Discontinued Operations............    0.23      0.01
     Net Income.........................    0.63      0.24
     Cash Dividends Declared............    0.26      0.13
    Shares used in per share data.......  11,056    11,157

    See notes to consolidated financial statements.


                                    ONEIDA LTD.
                               CONSOLIDATED BALANCE SHEET
                          APRIL 26, 1997 AND JANUARY 25, 1997


                                             (Thousands)
                                          APR 26,   JAN 25,
ASSETS                                     1997      1997
                                         --------  --------
CURRENT ASSETS:
Cash...................................   $2,621    $3,183
Accounts receivable....................   54,023    47,384
Less allowance for doubtful accounts...   (1,843)   (1,797)
Other accounts and notes receivable....    3,124     3,122
Inventories:
 Finished goods........................   99,286    93,339
 Goods in process......................   14,826    14,798
 Raw materials and supplies............   16,651    16,156
Other current assets...................   13,865    13,393
Net assets of discontinued operations..             33,762
                                        --------  --------
Total current assets...................  202,553   223,340
                                        --------   -------

PROPERTY, PLANT AND EQUIPMENT-At cost:
Land and buildings.....................   47,532    45,502
Machinery and equipment................  150,270   149,927
                                        --------  --------
 Total.................................. 197,802   195,429
Less accumulated depreciation........... 118,964   116,283
                                        --------  --------
 Property, plant & equipment-net          78,838    79,146
                                        --------  --------
OTHER ASSETS:
 Cost in excess of assets acquired-net..  31,760    32,375
 Other assets...........................  15,520    15,367
                                        --------  --------
                                        $328,671  $350,228
                                        --------  --------

See notes to consolidated financial statements.


                                    ONEIDA LTD.
                             CONSOLIDATED BALANCE SHEET
                         APRIL 26, 1997 AND JANUARY 25, 1997

                                              (Thousands)
                                            APR 26,   JAN 25,
LIABILITIES AND STOCKHOLDERS' EQUITY         1997      1997
                                           --------  --------
CURRENT LIABILITIES:
Short-term debt........................... $16,060   $15,593
Accounts payable..........................  16,607    14,176
Accrued liabilities.......................  43,692    37,082
Current installments of long-term debt....   4,705    29,703
                                          --------  --------
 Total current liabilities................  81,064    96,554
                                          --------  --------
LONG-TERM DEBT............................  67,952    68,126
                                          --------  --------
OTHER LIABILITIES:
Accrued postretirement liability..........  52,557    52,273
Accrued pension liability.................   5,691     5,666
Other liabilities.........................   6,743     9,291
                                          --------  --------
 Total....................................  64,991    67,230
                                          --------  --------

STOCKHOLDERS' EQUITY:
Cumulative 6% preferred stock; $25 par
 value; authorized 95,660 shares, issued
 88,541 and 88,624 shares, respectively,
 callable at $30 per share................   2,214     2,216
Common stock $1 par value; authorized
 24,000,000 shares, issued 11,928,638
 and 11,867,806 shares, respectively......  11,929    11,868
Additional paid-in capital................  83,656    83,103
Retained earnings.........................  44,014    39,893
Equity adjustment from translation........  (8,789)   (8,468)
Less cost of common stock held in
 treasury; 1,146,583 and 766,241 shares,
 respectively............................. (17,614)  (10,156)
Less unallocated ESOP shares of common
 stock of 40,563 and 8,531, respectively..    (746)     (138)
                                          --------  --------
Stockholders' Equity...................... 114,664   118,318
                                          --------  --------
TOTAL.....................................$328,671  $350,228
                                          --------  --------

See notes to consolidated financial statements.

                               ONEIDA LTD.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
       FOR THE THREE MONTHS ENDED APRIL 26, 1997 and APRIL 27, 1996
                             (In Thousands)
                                                      FOR THE
                                                 THREE MONTHS ENDED
                                                  APR 26,   APR 27,
CASH FLOW FROM OPERATING ACTIVITIES:               1997      1996
                                                 --------  --------
Net income from continuing operations............  $6,978    $2,669
 Less: Gain on disposal of discontinued oper.....  (2,566)
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
 Depreciation....................................   2,856     2,937
 Amortization of intangibles.....................     726
 Deferred taxes and other non-cash charges and
  credits........................................  (1,712)        7
 Decrease (increase) in operating assets:
  Receivables....................................  (5,094)   (2,648)
  Inventories....................................  (6,516)   (8,307)
  Other current assets...........................    (934)   (1,757)
  Other assets...................................  (1,943)     (515)
Increase in accounts payable.....................   2,413     1,873
Increase (decrease) in accrued liabilities.......   6,565    (2,559)
Discontinued operations..........................               307
                                                 --------  --------
Net cash provided by(used in)operating activities     773    (7,993)
CASH FLOW FROM INVESTING ACTIVITIES:             --------   -------
Property, plant and equipment expenditures.......  (3,559)   (2,817)
Retirement of property, plant and equipment......     979       330
Proceeds from sale of discontinued operations....  36,328
Other, net.......................................      50      (138)
Discontinued operations..........................            (4,093)
                                                 --------  --------
Net cash provided by(used in)investing activities  33,798    (6,718)
                                                 --------  --------
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock...........     532       357
Issuance of restricted stock plan shares.........      82       (16)
Purchase/retirement of preferred stock...........      (1)       (4)
Purchase of ESOP shares..........................    (608)     (316)
Net proceeds under short-term debt and banker's
 acceptances.....................................     466    11,008
Payment of long-term debt........................ (25,173)     (536)
Purchase of treasury stock.......................  (7,458)     (676)
Dividends paid...................................  (2,857)     (926)
Discontinued operations..........................             5,850
                                                 --------  --------
Net cash provided by(used in)financing activities (35,017)   14,741
                                                 --------  --------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH.........    (116)       27
                                                 --------  --------
NET INCREASE (DECREASE) IN CASH..................    (562)       57
CASH AT BEGINNING OF YEAR........................   3,183     2,844
CASH AT END OF PERIOD............................  $2,621    $2,901
                                                 --------  --------
Supplemental Cash Flow Disclosures:
 Interest paid...................................  $1,159    $1,093
 Income taxes paid...............................       0       718

See notes to consolidated financial statements.

                         ONEIDA LTD.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Thousands)

1. The statements for the three months ended April 26, 1997 and April 27, 1996 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results of such periods. The consolidated financial statements for the year ended January 31, 1998 are subject to adjustment at the end of the year when they will be audited by independent auditors. The results of operations for the three months ended April 26, 1997 are not necessarily indicative of the results of operations to be expected for the year ending January 31, 1998. The consolidated financial statements and notes for the year ended in January 1997 and 1996 included in the Company's January 25, 1997 Annual Report to the Securities and Exchange Commission on Form 10-K.

2. On February 12, 1997, the Company sold its Camden Wire Co., Inc. (Camden) subsidiary to International Wire Group, Inc. for $43,500 in cash. The sale resulted in an after tax gain of $2,566 (net of applicable income taxes of $3,616) or $0.23 per share. Operating losses for the fourth quarter of 1996 and the first quarter of 1997 totalling $1,200 were deducted from the gain for financial statement purposes. Camden contributed net sales of $36,425 and net income of $147 in the first quarter of 1996.

3. On November 4, 1996, the Company purchased the net assets of THC Systems, Inc. (Rego China), a leading importer of institutional china for the foodservice industry. The financial statements include the results of operations of Rego China for the current quarter.
     On a proforma basis, assuming the acquisition had occurred at the beginning of fiscal 1996 and based on unaudited amounts for Rego China, the consolidated results of operations for the Company for the quarter ended April 27, 1996 would have been:

          Net sales...............................$91,959
          Net income..............................  2,633
          Net income per share of common stock ...   0.24

4. The provision for income taxes is based on pre-tax income for financial statement purposes with an appropriate deferred tax provision to give effect to changes in temporary differences between the financial statements and tax basis of assets and liabilities.
     The temporary differences arise principally from postretirement benefits, depreciation and other employee benefits.

                        ONEIDA LTD.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Thousands)
                         (continued)


5. Earnings per share are based on the weighted average number of shares of common stock outstanding. The weighted average number of shares for earnings per share includes the potentially dilutive effect of shares issuable under the employee stock purchase and stock option plans. The shares owned by the Company's employee stock ownership plan are treated as outstanding for purposes of the earnings per share calculation only to the extent they have been allocated. No fully diluted earnings per share are presented as the difference between primary and fully diluted earnings per share is not significant.

6. Included in the long-term debt caption on the balance sheet are various senior notes. The note agreements relating thereto contain provisions which restrict borrowings, business investments, acquisition of the Company's stock and payment of cash dividends. At April 26, 1997, the maximum amount available for payment of dividends was $9,819.

            MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         Quarter ended April 26, 1997 compared with
              the quarter ended April 27, 1996
                       (In Thousands)

Operations
Consolidated net sales, for the quarter ended April 26, 1997 increased $14,087, over the same quarter a year ago.

Net Sales                                1997        1996       % Change
                                       --------   --------     --------
 North America - Consumer.............. $49,545     $46,018         7.7%
               - Foodservice...........  41,234      31,874        29.4%
 Other Foreign Operations..............   6,198       4,998        24.0%
 Total................................. $96,977     $82,890        17.0%

Sales of product throughout North America increased by $3,227. Consumer sales continue to increase in both the traditional department store and mass merchandise markets.
Foodservice sales were strengthened primarily by the Company's recent acquisition of Rego China. Sales were up significantly at the Company's United Kingdom and Italian operations, as well as at the domestic Export Sales
Division.

Gross margin, as a percentage of net sales, was equal to 36.5% for the first quarter of 1997 and 33.5% for the same period of 1996, primarily as a result of selling higher margin products in all market segments.

Operating Expenses                       1997        1996     % Change
                                       --------    --------   --------
 Selling, advertising and distribution. $17,604     $16,313       7.9%
 General and administrative............   8,686       5,983      45.2%
 Total.................................  26,290      22,296      17.9%

Total operating expenses increased by $3,994 from the same quarter last year. The majority of the selling expense increase was due to the addition of Rego China. The remainder reflects costs associated with the higher overall volume of sales. As a percent of total sales, selling expenses declined to 18.2% from 19.7% in the prior year.
The increase in administrative costs is attributable to the amortization of intangibles associated with the purchase of Rego and higher employee profit sharing accruals.

Interest expense, prior to capitalized interest, was $1,768 for the quarter, an increase of $93 from the first quarter of the 1996. This increase is due to higher average borrowing rates in 1997.

            MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         Quarter ended April 26, 1997 compared with
              the quarter ended April 27, 1996
                       (In Thousands)

Liquidity & Financial Resources

During the first three months of this year, the Company spent approximately $3,600 on capital projects focused primarily on its manufacturing facilities. The company expects to invest another $11,000 on similar projects during the remainder of the current fiscal year. In the first quarter, the Company repurchased 380,342 shares of common stock at a cost of $7,458. The Board of Directors, at its May 28, 1997 meeting, authorized the repurchase of an additional 500,000 shares. During the first quarter of 1997, the Company completed the sale of its Camden Wire subsidiary to the International Wire Group, Inc. The majority of these proceeds were used to pay down the Company's outstanding debt and to provide a special one time dividend of $0.13 per share of common stock.

Management believes there is sufficient liquidity to support the Company's ongoing funding requirements from future operations as well as the availability of bank lines of credit. At April 26, 1997, the company had unused credit lines equal to $70,000 and working capital of $121,489.

                         ONEIDA LTD

                        UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION

                          FORM 10-Q

                       APRIL 26, 1997

                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   ONEIDA LTD
                                   (Registrant)


Date:     June 10, 1997






                                   Edward W. Thoma
                                   Senior Vice President Finance