Form 10-Q
period 1997-07-26
ONEIDA LTD
filed 1997-09-02
CIK 74585

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended July 26, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the
issuer's classes of common stock as of August 4, 1997.
11,033,727

                                  ONEIDA LTD.
                   FOR THE THREE MONTHS ENDED JULY 26, 1997
                                   FORM 10-Q




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


                                          FOR THE              FOR THE
                                       THREE MONTHS ENDED    SIX MONTHS ENDED
(Thousands except per                  JUL 26,     JUL 27,   JUL 26,    JUL 27,
 share amounts)                         1997        1996      1997       1996
                                      --------    -------   --------   --------
NET SALES...........................  $102,274    $86,307   $199,251   $169,197
COST OF SALES.......................    63,533     56,042    125,114    111,141
                                       -------     ------    -------    -------
GROSS MARGIN........................    38,741     30,265     74,137     58,056
OPERATING REVENUES..................       306                   306
                                       -------     ------    -------    -------
                                        39,047     30,265     74,443     58,056
                                       -------     ------    -------    -------
OPERATING EXPENSES:
 Selling, advertising and distrib...    18,625     16,353     36,229     32,666
 General and administrative.........     9,440      6,917     18,126     12,900
                                       -------     ------    -------    -------
                                        28,065     23,270     54,355     45,566
                                       -------     ------    -------    -------
INCOME FROM OPERATIONS..............    10,982      6,995     20,088     12,490
OTHER EXPENSE.......................       239        264        482        159
INTEREST EXPENSE....................     1,807      1,639      3,525      3,071
                                       -------     ------    -------    -------
INCOME FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES................     8,936      5,092     16,081      9,260
PROVISION FOR INCOME TAXES..........     3,418      1,991      6,151      3,635
                                       -------     ------    -------    -------
INCOME FROM CONTINUING OPERATIONS...     5,518      3,101      9,930      5,625
LOSS FROM DISCONTINUED OPERATIONS...                 (346)                 (201)
GAIN ON DISPOSAL OF
 DISCONTINUED OPERATIONS (NOTE 2:)..                           2,566
                                      --------    -------   --------   --------
NET INCOME..........................  $  5,518    $ 2,755   $ 12,496   $  5,424
                                      --------    -------   --------   --------
PER SHARE OF COMMON STOCK:
 Continuing Operations..............      0.50       0.28       0.90       0.50
 Discontinued Operations............                (0.04)      0.23      (0.02)
 Net Income.........................      0.50       0.24       1.13       0.48
 Cash Dividends Declared............      0.13       0.13       0.39       0.26
 Shares used in per share data......    10,981     11,152     10,976     11,112

See notes to consolidated financial statements.


                                   ONEIDA LTD.
                             CONSOLIDATED BALANCE SHEET
                         JULY 26, 1997 AND JANUARY 25, 1997



                                                 (Thousands)
                                              JUL 26,    JAN 26,
ASSETS                                         1997       1997
                                             --------   --------
CURRENT ASSETS:
Cash.......................................  $  5,066   $  3,183
Accounts receivable........................    52,342     47,384
Less allowance for doubtful accounts.......    (1,863)    (1,797)
Other accounts and notes receivable........     2,688      3,122
Inventories:
 Finished goods............................    99,233     93,339
 Goods in process..........................    15,736     14,798
 Raw materials and supplies................    17,026     16,156
Other current assets.......................    15,778     13,393
Net assets of discontinued operations......               33,762
                                              -------    -------
 Total current assets......................   206,006    223,340
                                              -------    -------
PROPERTY, PLANT AND EQUIPMENT-At cost:
Land and buildings.........................    47,033     45,502
Machinery and equipment....................   154,317    149,927
                                              -------    -------
 Total.....................................   201,350    195,429
Less accumulated depreciation..............   122,029    116,283
                                              -------    -------
 Property, plant & equipment-net...........    79,321     79,146
                                              -------    -------
OTHER ASSETS:
Cost in excess of assets acquired-net......    31,172     32,375
Other assets...............................    15,571     15,367
                                             --------   --------
  TOTAL....................................  $332,070   $350,228
                                             --------   --------

See notes to consolidated financial statements.

                                  ONEIDA LTD.
                          CONSOLIDATED BALANCE SHEET
                      JULY 26, 1997 AND JANUARY 25, 1997



                                                   (Thousands)
                                               JUL 26,     JAN 25,
LIABILITIES AND STOCKHOLDERS' EQUITY            1997        1997
                                              --------    --------
CURRENT LIABILITIES:
Short-term debt............................   $  9,500    $ 15,593
Accounts payable...........................     17,120      14,176
Accrued liabilities........................     44,365      37,082
Current installments of long-term debt.....      4,707      29,703
                                               -------     -------
 Total current liabilities.................     75,692      96,554
                                               -------     -------
LONG-TERM DEBT.............................     67,918      68,126
                                               -------     -------
OTHER LIABILITIES:
Accrued postretirement liability...........     52,901      52,273
Other liabilities..........................     12,144      14,957
                                               -------     -------
 Total.....................................     65,045      67,230
                                               -------     -------
STOCKHOLDERS' EQUITY:
Cumulative 6% preferred stock; $25 par
 value; authorized 95,660 shares, issued
 88,155 and 88,624 shares, respectively,
 callable at $30 per share.................      2,204       2,216
Common stock $1 par value; authorized
 24,000,000 shares, issued 12,173,370
 and 11,867,806 shares, respectively.......     12,173      11,868
Additional paid-in capital.................     87,363      83,103
Retained earnings..........................     48,046      39,893
Equity adjustment from translation.........     (8,631)     (8,468)
Less cost of common stock held in
 treasury; 1,143,888 and 766,241 shares,
 respectively..............................    (17,572)    (10,156)
Less unallocated ESOP shares of common
 stock of 6,576 and 8,531, respectively....       (168)       (138)
                                               -------     -------
Stockholders' Equity.......................    123,415     118,318
                                              --------    --------
 TOTAL                                        $332,070    $350,228
                                              --------    --------

See notes to consolidated financial statements.

                                   ONEIDA LTD.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JULY 26, 1997 and JULY 27, 1996
                                 (In Thousands)
                                                             FOR THE
                                                         SIX MONTHS ENDED
                                                       JUL 26,      JUL 27,
                                                        1997         1997
                                                      --------     --------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income.........................................$ 12,496    $   5,424
 Less gain on disposal of discontinued operations..  (2,566)
Adjustments to reconcile net income to net
 cash provided by (used in) operating
 activities:
 Depreciation......................................   5,870        5,789
 Amortization of intangibles.......................   1,314
 Deferred taxes and other non-cash charges
  and credits......................................  (1,179)         205
 Decrease (increase) in operating assets:
  Receivables......................................  (2,925)        (761)
  Inventories......................................  (7,715)      (5,930)
  Other current assets.............................  (2,845)      (4,092)
  Other assets.....................................  (2,477)         312
Increase (decrease) in accounts payable............   2,939         (138)
Increase (decrease) in accrued liabilities.........   7,273       (4,393)
Discontinued operations............................                 (919)
                                                    -------      -------
Net cash provided by (used in) operating activities  10,185       (4,503)
CASH FLOW FROM INVESTING ACTIVITIES:                -------      -------
Property, plant and equipment expenditures.........  (7,139)      (5,737)
Retirement of property, plant and equipment........   1,081          412
Proceeds from sale of discontinued operations......  36,328
Other, net.........................................      68         (129)
Discontinued operations............................               (7,935)
                                                    -------      -------
Net cash provided by (used in) investing activities  30,338      (13,389)
CASH FLOW FROM FINANCING ACTIVITIES:                -------      -------
Proceeds from issuance of common stock.............   4,478        1,755
Issuance of restricted stock plan shares...........      82          (15)
Purchase/retirement of preferred stock.............      (6)          (4)
Purchase (allocation) of ESOP shares...............     (30)         303
Net proceeds (payments) under short-term debt......  (6,093)      14,519
Proceeds from issuance of long-term debt...........                  388
Payment of long-term debt.......................... (25,205)        (953)
Net purchase of treasury stock.....................  (7,417)        (834)
Dividends paid.....................................  (4,343)      (1,762)
Discontinued operations............................                5,200
                                                    -------      -------
Net cash provided by (used in) financing activities (38,534)      18,597
                                                    -------      -------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH...........    (107)          49
NET INCREASE IN CASH...............................   1,883          754
CASH AT BEGINNING OF YEAR..........................   3,183        2,844
                                                   --------     --------
CASH AT END OF YEAR................................$  5,066     $  3,598
                                                   --------     --------
Supplemental Cash Flow Disclosures:
 Interest paid                                     $  3,861     $  5,088
 Income taxes                                         3,654        5,452

See notes to consolidated financial statements.

                       ONEIDA LTD.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Thousands)

1. The statements for the six months ended July 26, 1997 and July 27, 1996 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results of such periods. The consolidated financial statements for the year ended January 31, 1998 are subject to adjustment at the end of the year when they will be audited by independent auditors. The results of operations for the six months ended July 26, 1997 are not necessarily indicative of the results of operations to be expected for the year ending January 31, 1998. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended in January 1997 and 1996 included in the Company's January 25, 1997 Annual Report to the Securities and Exchange Commission on Form 10-K.

2. On February 12, 1997, the Company sold its Camden Wire Co., Inc. (Camden) subsidiary to International Wire Group, Inc. for $43,500 in cash. The sale resulted in an after tax gain of $2,566 (net of applicable income taxes of $3,616) or $0.23 per share. Operating losses for the fourth quarter of 1996 and the first quarter of 1997 totalling $1,200 were deducted from the gain for financial statement purposes. Camden's net sales were $31,972 for the second quarter and $68,397 for the first six months of 1996. Camden generated a net loss of $346 for the second quarter and a net loss of $201 for the first six months of 1996.

3.   On November 4, 1996, the Company purchased the net
     assets of THC Systems, Inc. (Rego China) a leading
     importer of institutional china for the foodservice industry. The financial statements include the results of operations of Rego China for the current quarter and year to date. On a proforma basis, assuming the acquisition had occurred at the beginning of fiscal 1996 and based on unaudited amounts for Rego China, the consolidated results of operations for the Company for the quarter and six months ended July 27, 1996 would
     have been:
                                         Quarter        6 Months
                                         -------        --------
[S]                                      [C]            [C]
Net sales..............................  $93,944        $185,903
Net income.............................    2,242           4,875
Net income per share of common stock...     0.20            0.44

4. The provision for income taxes is based on pre-tax income for financial statement purposes with an appropriate deferred tax provision to give effect to changes in temporary differences between the financial statements and tax basis of assets and liabilities. The temporary differences arise principally from postretirement benefits, depreciation, and other employee benefits.

                        ONEIDA LTD.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Thousands)
                          (cont'd)

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

6. Included in the long-term debt caption on the balance sheet are various senior notes. The note agreements relating thereto contain provisions which restrict borrowings, business investments, acquisition of the Company's stock and payment of cash dividends. At July 26, 1997, the maximum amount available for payment of dividends was $11,093.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                Quarter ended July 26, 1997 compared with
                     the quarter ended July 27, 1996
                              (In Thousands)

Operations

Consolidated net sales, for the quarter ended July 26, 1997 increased $15,967, over the same quarter a year ago.

Net Sales                               1997        1996        % Change
                                      --------    --------      -------
North America - Consumer............   $52,442     $47,486        10.4%
              - Foodservice.........    43,697      33,201        31.6%
Other Foreign Operations............     6,135       5,620         9.2%
                                      --------     -------      -------
Total...............................  $102,274     $86,307        18.5%
                                      --------     -------      -------

Sales of product throughout North America increased by $15,452 or 19.2%. Consumer sales increased in department store, mass merchandise and direct to consumer markets. The increase in foodservice sales is primarily due to the Company's acquisition of Rego China in late 1996. In addition, sales of Buffalo China products were up significantly over the second quarter of 1996. Sales growth continued in the Company's other foreign operations.

Gross margin, as a percentage of net sales, was equal to 37.9% for the second quarter of 1997 and 35.1% for the same period of 1996, reflecting a richer product mix and improved manufacturing efficiencies at all of the Company's plants.

Operating Expenses                      1997       1996       % Change
                                      --------   --------     --------
Selling, advertising and distribution. $18,625    $16,353        13.9%
General and administrative............   9,440      6,917        36.5%
                                       -------    -------     --------
Total................................. $28,065    $23,270        20.6%
                                       -------    -------     --------

Total operating expenses increased by $4,795 from the same quarter last year. The increase in selling expenses is attributable to the addition of Rego China and a higher overall sales volume. As a percent of total sales, selling expenses declined to 18.2% from 18.9% in the prior year. The increase in administrative costs relates to the amortization of intangibles associated with the purchase of Rego China and higher employee profit sharing accruals resulting from improved profitability levels.

Interest expense, prior to capitalized interest, was $1,857 for the quarter, an increase of $121 from the same period last year.
For the current quarter, the Company's average borrowing rate increased over the second quarter of 1996.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          Six month period ended July 26, 1997 compared with
               the six month period ended July 27, 1996
                            (In Thousands)


Operations

Consolidated net sales, for the six month period ended July 26, 1997 increased $30,054, over the same period a year ago.

Net Sales                               1997       1996       % Change
                                      --------   --------     --------
North America - Consumer............. $101,893    $93,170         9.4%
              - Foodservice..........   85,685     65,969        29.9%
Other Foreign Operations.............   11,673     10,058        16.1%
                                      --------   --------     --------
Total................................ $199,251   $169,197        17.8%
                                      --------   --------     --------

The Consumer products division has posted strong sales growth in all major markets this year. The majority of the growth in foodservice sales is attributable to sales of china products, primarily due to the acquisition of Rego China in late 1996. In addition, sales of Buffalo China products have increased 17.5% over the first half of last year. International sales have continued to grow, particularly at the Company's foodservice operation in Italy.

Gross margin, as a percentage of net sales, was equal to 37.2% for the first six months of 1997 and 34.3% for the same period of 1996, reflecting a more profitable product mix and reduced manufacturing variances.

Operating Expenses                      1997       1996      % Change
                                      --------   --------    --------
Selling, advertising and distribution. $36,229    $32,666       10.9%
General and administrative............  18,126     12,900       40.5%
                                       -------    -------    --------
Total................................. $54,355    $45,566       19.3%
                                       -------    -------    --------

Total operating expenses increased by $8,789 from the same period last year. The increase in selling expenses is attributable to the addition of Rego China and a higher overall sales volume. As a percent of total sales, selling expenses decreased to 18.2% from 19.3% in the prior year. The majority of the increase in administrative costs relates to the amortization of intangibles arising from the Rego purchase, as well as higher employee profit sharing expense resulting from improved profitability levels.

Interest expense, prior to capitalized interest, was $3,625 for the six months, an increase of $457 from the first six months of 1996. This increase is attributable to higher average borrowing rates on the Company's debt in 1997.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           Six month period ended July 26, 1997 compared with
                the six month period ended July 27, 1996
                             (In Thousands)

Liquidity & Financial Resources

During the first six months of this year, the Company spent approximately $7,100 on capital projects focused primarily on it's manufacturing facilities. The company expects to invest another $7,400 on similar projects during the remainder of the current fiscal year. In the first quarter, the Company repurchased 380,342 shares of its common stock at a cost of $7,400. The Board of Directors, at its May 28, 1997 meeting, authorized the repurchase of an additional 500,000 shares.
In February of this year, the Company completed the sale of its Camden Wire subsidiary to the International Wire Group, Inc. The majority of the proceeds were used to pay down outstanding debt and to provide a special one time dividend of $.13 per share of common stock.

Management believes there is sufficient liquidity to support the Company's ongoing funding requirements from future operations as well as the availability of bank lines of credit.
At July 26, 1997, the Company had unused credit lines equal to $76,500 and working capital of $130,314.

                       ONEIDA LTD

                       UNITED STATES

            SECURITIES AND EXCHANGE COMMISSION

                        FORM 10-Q

                       JULY 26, 1997

                       SIGNATURES




Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   ONEIDA LTD
                                   (Registrant)


Date:     September 2, 1997






                                   Edward W. Thoma
                                   Senior Vice President Finance