Form 10-Q
period 1997-10-25
ONEIDA LTD
filed 1997-12-09
CIK 74585

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended October 25, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 21, 1997: 11,179,854

                                  ONEIDA LTD.
                  FOR THE THREE MONTHS ENDED OCTOBER 25, 1997
                                   FORM 10-Q



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

                                             FOR THE              FOR THE
                                       THREE MONTHS ENDED    NINE MONTHS ENDED
(Thousands except per                  OCT 25,    OCT 26,    OCT 25,    OCT 26,
 share amounts)                         1997        1996      1997       1996
                                      --------   --------   --------   --------
NET SALES...........................  $116,559   $101,378   $316,116   $270,839
COST OF SALES.......................    72,052     66,047    197,166    177,188
                                       -------    -------    -------    -------
GROSS MARGIN........................    44,507     35,331    118,950     93,651
                                       -------    -------    -------    -------
OPERATING EXPENSES:
 Selling, advertising and distrib...    19,681     17,098     55,910     49,764
 General and administrative.........    10,636      7,659     28,762     20,559
                                       -------    -------    -------    -------
  Total.............................    30,317     24,757     84,672     70,323
                                       -------    -------    -------    -------
INCOME FROM OPERATIONS..............    14,190     10,574     34,278     23,328
OTHER EXPENSE.......................       190        244        672        667
INTEREST EXPENSE....................     1,600      1,603      5,125      4,677
                                       -------    -------    -------    -------
INCOME FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES................    12,400      8,727     28,481     17,984
PROVISION FOR INCOME TAXES..........     4,743      3,421     10,894      7,055
                                       -------    -------    -------    -------
INCOME FROM CONTINUING OPERATIONS...     7,657      5,306     17,587     10,929
                                       -------    -------     ------     ------
LOSS FROM DISCONTINUED OPERATIONS...                 (105)                 (304)
GAIN ON DISPOSAL OF
 DISCONTINUED OPERATIONS (NOTE 2:)..                 (900)     2,566       (900)
                                       -------    -------    -------    -------
 Total..............................               (1,005)     2,566     (1,204)
                                       -------    -------    -------    -------
NET INCOME..........................  $  7,657   $  4,301   $ 20,153   $  9,725
                                       -------    -------    -------    -------
PER SHARE OF COMMON STOCK: (1)
 Continuing Operations..............      $.45       $.31      $1.05       $.65
 Discontinued Operations............                 (.06)       .15       (.07)
 Net Income.........................       .45        .25       1.20        .58
 Cash Dividends Declared............       .09        .09        .35        .26
Shares used in per share data.......    16,869     16,743     16,593     16,694

(1): Amounts have been restated for the effect of the Company's three for two common stock split, announced November 25, 1997. See Note 7 to these financial statements.

See notes to consolidated financial statements.

                                   ONEIDA LTD.
                             CONSOLIDATED BALANCE SHEET
                        OCTOBER 25, 1997 AND JANUARY 25, 1997

                                                 (Thousands)
                                              OCT 25,    JAN 25,
ASSETS                                         1997       1997
                                             --------   --------
CURRENT ASSETS:
Cash.......................................  $  3,946   $  3,183
Accounts receivable........................    67,138     47,384
Less allowance for doubtful accounts.......    (1,740)    (1,797)
Other accounts and notes receivable........     3,474      3,122
Inventories:
Finished goods.............................    99,890     93,339
Goods in process...........................    15,765     14,798
Raw materials and supplies.................    16,945     16,156
Other current assets.......................    12,002     13,393
Net assets of discontinued operations......               33,762
                                              -------    -------
 Total current assets......................   217,420    223,340
                                              -------    -------

PROPERTY, PLANT AND EQUIPMENT-At cost:
Land and buildings.........................    47,950     45,502
Machinery and equipment....................   155,803    149,927
                                              -------    -------
 Total.....................................   203,753    195,429
Less accumulated depreciation..............   125,011    116,283
                                              -------    -------
Property, plant & equipment-net............    78,742     79,146
                                              -------    -------
OTHER ASSETS:
Cost in excess of assets acquired-net......    30,585     32,375
Other assets...............................    25,077     15,367
                                              -------    -------
TOTAL......................................  $351,824   $350,228
                                              -------    -------

See notes to consolidated financial statements.

                                  ONEIDA LTD.
                          CONSOLIDATED BALANCE SHEET
                     OCTOBER 25, 1997 AND JANUARY 25, 1997

                                                   (Thousands)
                                               OCT 25,     JAN 25,
LIABILITIES AND STOCKHOLDERS' EQUITY            1997        1997
                                              --------    --------
CURRENT LIABILITIES:
Short-term debt............................   $ 12,000    $ 15,593
Accounts payable...........................     20,647      14,176
Accrued liabilities........................     48,893      37,082
Current installments of long-term debt.....      4,709      29,703
                                               -------     -------
 Total current liabilities.................     86,249      96,554
                                               -------     -------
LONG-TERM DEBT.............................     67,736      68,126
                                               -------     -------
OTHER LIABILITIES:
Accrued postretirement liability...........     53,226      52,273
Other liabilities..........................     12,261      14,957
                                               -------     -------
 Total.....................................     65,487      67,230
                                               -------     -------
STOCKHOLDERS' EQUITY:
Cumulative 6% preferred stock; $25 par
 value; authorized 95,660 shares, issued
 88,051 and 88,624 shares, respectively,
 callable at $30 per share.................      2,201       2,216
Common stock $1 par value; authorized
 24,000,000 shares, issued 12,332,743
 and 11,867,806 shares, respectively.......     12,333      11,868
Additional paid-in capital.................     90,708      83,103
Retained earnings..........................     54,207      39,893
Equity adjustment from translation.........     (8,693)     (8,468)
Less cost of common stock held in
 treasury; 1,141,904 and 766,241 shares,
 respectively..............................    (17,542)    (10,156)
Less unallocated ESOP shares of common
 stock of 27,244 and 8,531, respectively...       (862)       (138)
                                               -------     -------
Stockholders' Equity.......................    132,352     118,318
                                               -------     -------
TOTAL......................................   $351,824    $350,228
                                               -------     -------

See notes to consolidated financial statements.

                                   ONEIDA LTD.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
      FOR THE NINE MONTHS ENDED OCTOBER 25, 1997 and OCTOBER 26, 1996
                                 (In Thousands)
                                                             FOR THE
                                                        NINE MONTHS ENDED
                                                      OCT 25,      OCT 26,
                                                       1997         1996
                                                     --------     --------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income.........................................  $ 17,587     $  9,725
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
 Depreciation......................................     8,883        8,758
 Amortization of intangibles.......................     1,902
 Deferred taxes and other non-cash charges
  and credits......................................    (1,267)         621
Decrease (increase) in operating assets:
  Receivables......................................   (20,166)     (14,622)
  Inventories......................................    (8,320)         442
  Other current assets.............................     1,391       (2,752)
  Other assets.....................................    (1,941)         324
Increase in accounts payable.......................     6,462          821
Increase in accrued liabilities....................    11,795        3,632
Discontinued operations............................                  1,332
                                                      -------      -------
Net cash provided by operating activities..........    16,326        8,281
CASH FLOW FROM INVESTING ACTIVITIES:                  -------      -------
Property, plant and equipment expenditures.........    (9,741)      (8,388)
Retirement of property, plant and equipment........     1,245          512
Proceeds from sale of discontinued operations......    36,328
Investment in Schott-Zweisel.......................    (8,604)
Other, net.........................................       218         (609)
Discontinued operations............................                 (9,985)
                                                      -------      -------
Net cash provided by (used in) investing activities    19,446      (18,470)
CASH FLOW FROM FINANCING ACTIVITIES:                  -------      -------
Proceeds from issuance of common stock.............     7,981        1,896
Issuance of restricted stock plan shares...........        82          (16)
Purchase/retirement of preferred stock.............        (8)          (5)
Allocation of ESOP shares, net.....................      (724)        (202)
Net proceeds (payments) under short-term debt......    (3,593)       8,330
Proceeds from issuance of long-term debt...........                    388
Payment of long-term debt..........................   (25,384)      (1,119)
Purchase of treasury stock,net.....................    (7,386)        (992)
Dividends paid.....................................    (5,839)      (4,539)
Discontinued operations............................                  6,500
                                                      -------      -------
Net cash provided by (used in) financing activities   (34,871)      10,241
                                                      -------      -------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH...........      (138)          71
                                                      -------      -------
NET INCREASE IN CASH...............................       763          123
CASH AT BEGINNING OF YEAR..........................     3,183        2,847
                                                      -------      -------
CASH AT END OF YEAR................................  $  3,946     $  2,970
                                                      -------      -------
Supplemental Cash Flow Disclosures:
 Interest paid.....................................  $  6,075     $  4,229
 Income taxes......................................     7,158        5,452

See notes to consolidated financial statements.

                                    ONEIDA LTD.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Thousands)

1. The statements for the nine months ended October 25, 1997 and October 26, 1996 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results of such periods. The consolidated financial statements for the year ended January 31, 1998 are subject to adjustment at the end of the year when they will be audited by independent auditors. The results of operations for the nine months ended October 25, 1997 are not necessarily indicative of the results of operations to be expected for the year ending January 31, 1998. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended in January 1997 and 1996 included in the Company's January 25, 1997 Annual Report to the Securities and Exchange Commission on Form 10-K.

2. On February 12, 1997, the Company sold its Camden Wire Co., Inc. (Camden) subsidiary to International Wire Group, Inc. for $43,500 in cash. The sale resulted in an after tax gain of $2,566 (net of applicable income taxes of $3,616) or $0.15 per share, on a post split basis. At the initiation of the discontinuance in October of 1996, an anticipated loss on the sale of $900 was recorded. Operating losses for the fourth quarter of 1996 and the first quarter of 1997 totalling $1,200 were deducted from the gain for financial statement purposes. Camden's net sales were $35,231 for the third quarter and $103,628 for the first nine months of 1996. Camden generated a net loss of $105 for the third quarter and a net loss of $304 for the first three quarters of 1996.

3. On November 4, 1996, the Company purchased the net assets of THC Systems, Inc. (Rego China) a leading importer of institutional china for the foodservice industry. The financial statements include the results of operations of Rego China for the current quarter and year to date. On a proforma basis, assuming the acquisition had occurred at the beginning of fiscal 1996 and based on unaudited amounts for Rego China, the consolidated results of operations for the Company for the quarter and nine months ended October 26, 1996 would have been:


                                                          Quarter  9 Months
                                                          -------- --------
   [S]                                                    [C]      [C]
   Net sales........................................      $110,485 $296,388
   Net income.......................................         4,462    9,336
   Net income per share of common stock, post split.          0.32     0.63

4. The provision for income taxes is based on pre-tax income for financial statement purposes with an appropriate deferred tax provision to give effect to changes in temporary differences between the financial statements and tax basis of assets and liabilities. The temporary differences arise principally from postretirement benefits, depreciation, and other employee benefits.

5. Earnings per share are based on the weighted average number of shares of common stock outstanding. The weighted average number of shares for earnings per share includes the potentially dilutive effect of shares issuable under the employee stock purchase and stock option plans. The shares owned by the Company's employee stock ownership plan are treated as outstanding for purposes of the earnings per share calculation only to the extent they have been allocated. No fully diluted earnings per share are presented as the difference between primary and fully diluted earnings per share is not significant. The earnings per share calculations, shown herein, have been restated to reflect the three for two common stock split announced on November 25, 1997. (See Note 7).

                                   ONEIDA LTD.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
                                   (Thousands)

6. Included in the long-term debt caption on the balance sheet are various senior notes. The note agreements relating thereto contain provisions which restrict borrowings, business investments, acquisition of the Company's stock and payment of cash dividends. At October 25, 1997, the maximum amount available for payment of dividends was $13,426.

7. On November 25, 1997, the Company's Board of Directors announced a three for two common stock split. In addition, a quarterly dividend of 10 cents per share was declared on both the new and outstanding shares. This has the effect of increasing the dividend by 15%. The new shares and dividend will be distributed on December 30, 1997 to stockholders of record on December 10, 1997.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  Quarter ended October 25, 1997 compared with
                       the quarter ended October 26, 1996
                                (In Thousands)

Operations

Net Sales                                       1997      1996    % Change
                                               --------  --------  --------
 [S]                                            [C]      [C]       [C]
 North America - Consumer.....................  $65,093  $63,745    2.1%
               - Foodservice..................   45,882   32,600   40.7%
 Other Foreign Operations.....................    5,584    5,033   11.0%
                                               -------- -------  --------
 Total........................................ $116,559 $101,378   15.0%
                                               -------- -------  --------

Consolidated net sales, for the quarter ended October 25, 1997 increased $15,181, over the same quarter a year ago. Sales of product throughout North America increased by $14,630 or 15.2%. The majority of the increase came from sales of foodservice china products. This is primarily due to the acquisition of Rego China in the fourth quarter of 1996. Sales of Buffalo China products and foodservice tableware as well as international sales each increased by more than 10% from the third quarter of last year.

Gross margin, as a percentage of net sales, was equal to 38.2% for the third quarter of 1997 and 34.9% for the same period of 1996. Product mix was enhanced by improved sales of higher margin consumer flatware and the addition of the Rego product line. The Company's tableware factories benefitted from greater volume and spending efficiencies.

Operating Expenses                               1997      1996    % Change
                                                -------- --------  --------
 [S]                                            [C]       [C]       [C]
 Selling, advertising and distribution.........  $19,681  $17,098     15.1%
 General and administrative....................   10,636    7,659     38.9%
                                                 ------- --------   -------
 Total.........................................  $30,317  $24,757     22.5%
                                                --------  --------  -------

Total operating expenses increased by $5,560 from the same quarter last year. As a percent of total sales, total operating expenses were 26.0% in the third quarter of 1997 and 24.4% in the third quarter of 1996. The increase in total operating expenses is due primarily to the acquisition of Rego in the fourth quarter of 1996 and of Encore in the second quarter of 1997. The remainder of the administrative expense variance is due largely to higher employee profit sharing expense (which is directly attributable to improved profitability).

Interest expense, prior to capitalized interest, was $1,706 for the quarter, an increase of $28 from the same period last year. The Company's debt levels have declined since the third quarter of 1996, but this is offset by slightly higher average borrowing rates.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             Nine month period ended October 25, 1997 compared with
                  the nine month period ended October 26, 1996
                               (In Thousands)

Operations

Net Sales                                         1997      1996    % Change
                                                -------  --------  --------
 [S]                                           [C]       [C]        [C]
 North America - Consumer..................... $168,272  $158,704    6.0%
               - Foodservice..................  129,760    97,044   33.7%
 Other Foreign Operations.....................   18,084    15,091   19.8%
                                               --------  --------  --------
 Total........................................ $316,116  $270,839   16.7%
                                               --------  --------  --------

Consolidated net sales, for the nine month period ended October 25, 1997 increased $45,277, over the same period a year ago. The Company has had improved sales in all consumer markets, both domestically and internationally. Sales of foodservice china have doubled over the same period last year, primarily due to the November 1996 acquisition of Rego China. Foodservice tableware sales have also improved over the first nine months of 1996.

Gross margin, as a percentage of net sales, was equal to 37.6% for the first nine months of 1997 and 34.6% for the same period of 1996, resulting from a richer product mix and improved manufacturing efficiencies, as well as the addition of the Rego product line.

Operating Expenses                                   1997     1996    % Change
                                                  --------  --------  --------
 [S]                                              [C]       [C]       [C]
 Selling, advertising and distribution.........   $55,910   $49,764   12.4%
 General and administrative....................    28,762    20,559   39.9%
                                                 --------  --------  --------
 Total.........................................   $84,672   $70,323   20.4%
                                                 --------  --------  --------

Total operating expenses increased by $14,349 from the same period last year.
As a percent of total sales, total operating expenses increased to 26.8% from 26.0% in the prior year. The increase in total operating expenses is due primarily to the acquisition of Rego in the fourth quarter of 1996 and of Encore in the second quarter of 1997. The remaining increase in general and administrative expenses primarily relates to higher employee profit sharing accruals.

Interest expense, prior to capitalized interest, was $5,332 for the nine months, a decrease of $251 from the first nine months of 1996. The decrease is attributable to a decrease in the Company's outstanding debt.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             Nine month period ended October 25, 1997 compared with
                  the nine month period ended October 26, 1996
                               (In Thousands)

Liquidity & Financial Resources

During the first nine months of this year, approximately $9,700 was spent on capital projects focused primarily on manufacturing facilities. The Company expects to invest another $4,800 on similar projects during the remainder of the current fiscal year. Recently the Company has announced that it will construct an $8,000 china distribution facility in Buffalo, New York to centralize and further enhance foodservice distribution. Construction will begin in the last quarter of 1997 and this facility is expected to be operational in the first quarter of 1999.

In the first quarter, the Company repurchased 380,342 shares of its common stock at a cost of $7,400. The Board of Directors, at its May 28, 1997 meeting, authorized the repurchase of an additional 500,000 shares. As described in Note 7 to the accompanying financial statements, a three for two common stock split and an increased cash dividend was announced by the Company's Board of Directors on November 25, 1997.

On September 30, 1997 the Company acquired a 25.1% interest in Schott-Zweisel Glaswerke AG, a subsidiary of Schott Glaswerke, for a total cost of $8,604. Schott-Zweisel, a German corporation, is a manufacturer of tabletop glassware. Prior to this transaction, Oneida had become the North American distributor of Schott-Zweisel products.

In February of this year, the Company completed the sale of its Camden Wire subsidiary to the International Wire Group, Inc. The majority of the proceeds were used to pay down outstanding debt and to provide a special one time dividend of $0.09 per share of common stock, on a post split basis.

Cash flow from operations and issuance of the Company's stock has provided for operating and capital needs as well as the investment in Schott-Zweisel. Management believes there is sufficient liquidity to support the Company's ongoing needs from future operations as well as from the availability of bank lines of credit. At October 25, 1997, the Company had unused bank credit lines equal to $74,000 and working capital of $131,171.

                                  ONEIDA LTD

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-Q

                               OCTOBER 25, 1997

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






ONEIDA LTD

(Registrant)


Date:   December 9, 1997







Edward W. Thoma

Senior Vice President Finance