Form 10-K
period 1998-01-31
ONEIDA LTD
filed 1998-04-29
CIK 74585

                        SECURITIES  AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the fiscal year ended January 31, 1998
                         Commission File Number 1-5452

                                  ONEIDA LTD.
                             163-181 KENWOOD AVENUE
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on a closing price of $30.25 per share as reported on the New York Stock Exchange Composite Index on April 17, 1998 was $494,904,943.

The number of shares of Common Stock ($1.00 par value) outstanding as of April 17, 1998 was 16,866,693.

                      Documents Incorporated by Reference

1. Portions of Oneida Ltd.'s Annual Report to Stockholders for the fiscal year ended January 31, 1998 (Parts I and II of Form 10-K).
2. Portions of Oneida Ltd.'s Definitive Proxy Statement dated April 24, 1998 (Part III of Form 10-K).

                                  PART I

ITEM 1.  BUSINESS.

a.  General.

The Corporation (unless otherwise indicated by the context, the term "Corporation" means Oneida Ltd. and its consolidated subsidiaries) was incorporated in New York in 1880 under the name Oneida Community, Limited. In 1935, the Corporation's name was changed to Oneida Ltd. It maintains its executive offices in Oneida, New York.

Since its inception, the Corporation has manufactured and marketed tableware - initially sterling and later silverplated and stainless steel products. By acquiring subsidiaries, entering into strategic distributorship arrangements and expanding its own tableware lines, the Corporation has diversified into the manufacture and import of commercial and retail china dinnerware and the marketing of other tableware and gift items, most notably, crystal stemware, barware and giftware.

b.  Industry Segments.

The Corporation operates in one principal industry, Tableware Products. Until early 1997, the Corporation operated in two principal industries, Tableware and Industrial Wire Products, but on February 12, 1997, the Corporation sold its Camden Wire subsidiary to International Wire Group, Inc. of St. Louis, Missouri.

Information regarding the Corporation's operations by industry segment for the years ended January 31, 1998, January 25, 1997 and January 27, 1996 is set forth on page 24 of the Corporation's Annual Report to Shareholders for the year ended January 31, 1998, parts of which are incorporated herein by reference.

c.  Narrative Description of Business.

Principal Products and Markets.
The Corporation is organized to serve three markets: consumer, foodservice and international. This is accomplished by a corporate organizational structure designed around three marketing focal points: Consumer Division; Foodservice Division and International Division.

         Consumer: Consumer operations focus on individual consumers, offering a variety of tabletop and giftware products including stainless steel, silverplated, sterling and color-handle resin flatware; silverplated and stainless steel holloware; dinnerware and crystal stemware, barware and decorative pieces.

Consumer flatware and holloware are manufactured primarily at the Corporation's facilities in Sherrill, New York. Its operations have been harmonized with the Corporation's other two North American manufacturing facilities to maximize the efficiency of producing a comprehensive product line for domestic and international markets. Production at Oneida Canada, Limited, a wholly-owned subsidiary located in Niagara Falls, Ontario, has been integrated with operations at the Sherrill plant, with each facility manufacturing complementary items in similar product lines. Oneida Mexicana, S.A., located in Toluca, Mexico, manufactures consumer flatware patterns which are not produced at the Corporation's other facilities. The Corporation also imports flatware and holloware products from several international sources.

In late 1997, the Corporation entered the casual dinnerware market, introducing over 30 patterns of dinnerware grouped into three distinct lines ranging from elegant to basic restaurant style to mix and match. The Restaurant Classics line is manufactured by the Corporation's subsidiary Buffalo China, Inc., located in Buffalo, New York. The Corporation imports two other lines of consumer dinnerware from several international sources.

In September 1997, the Corporation began acting as the exclusive distributor of Schott Zwiesel crystal products to the consumer markets in the United States, Mexico and the Caribbean. Schott Zwiesel is a German manufacturer of fine crystal stemware, barware and decorative pieces. The corporation will market Schott Zwiesel's crystal products under both the Schott Zwiesel and Oneida names. In combination with this exclusive distributorship, the Corporation purchased a 25.1% ownership interest in Schott Zwiesel Glaswerke, AG, the German corporation responsible for the production of Schott Zwiesel crystal tableware products. The Corporation's purchase of the interest in Schott Zwiesel Glaswerke, AG is not material. In addition to the distribution of Schott crystal, the Corporation has and will continue to import other crystal stemware, barware and decorative pieces from several international sources for sale under the Oneida name.

The Corporation's wide-ranging consumer marketing activities include both Consumer Retail and Consumer Direct operations.

The Corporation's Consumer Retail operations serve retail accounts of all kinds, including national and regional department store chains, mass merchandise and discount chains and stores, specialty shops, catalog showrooms and small, local establishments. Most consumer orders are fulfilled directly by the Corporation from its primary distribution center located in Sherrill, New York. For some accounts, however, orders are fulfilled by one of the Corporation's two other distribution centers which are located in Ontario, California and Nashville, Tennessee.

The Corporation's Consumer Direct operations include Special Sales, which focuses on serving business customers in the premium, incentive, mail order and direct selling markets. Consumer Direct also includes Kenwood Silver Company, Inc., a wholly-owned subsidiary which plays a significant role in the marketing of the Corporation's products through its operation of a chain of factory outlet stores. Kenwood Silver presently operates 62 Oneida Factory Stores in resort and destination shopping areas across the United States.

The Consumer Division is exploring opportunities to capitalize on the ONEIDA name in new product categories. The Corporation has a license agreement with Robinson Knife Manufacturing Co. whereby Robinson Knife will market a line of specialty kitchen tools and accessories under the ONEIDA name to mass market, department and specialty stores. Neither the terms nor the effect of the Robinson Knife License Agreement is material. In May 1997, the Corporation purchased the assets of its long-time business partner, Encore Promotions, Inc. Encore Promotions runs supermarket redemption programs featuring the ONEIDA name on flatware, dinnerware, cutlery, cookware, linens, and other related household items. The Corporation's purchase of the assets of Encore Promotions, Inc. was not material.

         Foodservice:   Foodservice operations focus on all types of dining
establishments, offering a variety of stainless steel and silverplated flatware and holloware; vitreous, porcelain and bone dinnerware; and crystal stemware and barware.

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

In November 1996, the Foodservice Division was expanded by the acquisition of substantially all of the assets of THC Systems, Inc., a leading importer and marketer of vitreous china and porcelain dinnerware for the foodservice industry, that does business under the Rego tradename.

The Foodservice Division is also the exclusive distributor of certain china dinnerware products manufactured by Schonwald and Noritake Co., Inc. for the United States foodservice and institutional markets. In September 1997, the Corporation began acting as the exclusive distributor of Schott Zwiesel crystal products to the foodservice and institutional markets in the United States and Mexico. Schott Zwiesel is a German manufacturer of fine crystal stemware and barware. In combination with this exclusive distributorship, the Corporation purchased a 25.1% ownership interest in Schott Zwiesel Glaswerke, AG, the German corporation responsible for the production of Schott Zwiesel crystal tableware products. The Corporation's purchase of the interest in Schott Zwiesel Glaswerke, AG is not material.

The Foodservice Division serves foodservice and institutional accounts of all kinds, including restaurants, hotels, resorts, convention centers, food distributors, airlines, cruiselines and hospitals. While most foodservice orders are filled directly by the Corporation from its primary distribution center in Sherrill, New York, some orders are fulfilled by the Corporation's Buffalo China subsidiary from its Buffalo, New York facility or one of the Corporation's other distribution centers which are located in Ontario, California and Nashville, Tennessee. The Corporation also utilizes third party warehouses located in Charlotte, North Carolina, Miami, Florida, Fond du Lac, Wisconsin and Toronto, Canada to service certain foodservice customers.

         International: International operations span both the consumer and
foodservice markets described above.   The International Division directs the
marketing and sale of the Corporation's domestically manufactured and internationally sourced flatware, holloware, dinnerware, and crystal products throughout the world.

The Corporation owns 88% of Oneida International, Inc., a corporation formed to market tabletop products of Italian design, some of which are manufactured in Italy, while others are sourced internationally. Oneida International, Inc. markets these products through its wholly-owned Italian subsidiary, Sant'Andrea
S.r.l., in  the international foodservice market.   In January 1998, Sant'Andrea
S.r.l. acquired a long-time business partner, Table Top Engineering & Design, S.r.l. ("TTE&D"). TTE&D has been Sant'Andrea's primary source for product development and manufacturing since Sant'Andrea's formation approximately ten years ago. In addition to foodservice products, TTE&D will assist in the development of high-end giftware lines for various consumer markets. The acquisition of TTE&D is not material.

The foodservice and consumer markets in Mexico and Central America are served by the Corporation's subsidiary, Oneida Mexicana, S.A., while the foodservice and consumer markets in the United Kingdom are served by Oneida U.K., a branch of the Corporation. In addition, the Corporation also uses a network of independent distributors to market and sell the Corporation's foodservice and consumer products in countries where the Corporation does not have offices or employees of its own.

International orders for both foodservice and consumer products are fulfilled by the Corporation from a variety of locations, including the Corporation's United States distribution centers in Sherrill, New York and Nashville, Tennessee, as well as the Corporation's international facilities in Toluca, Mexico, Bangor, Northern Ireland and Vercelli, Italy. In addition, many orders are shipped directly from the suppliers to the Corporation's international customers.

The percentages of consumer and foodservice sales to total consolidated sales for the fiscal years, which end in January, are as follows:

Consumer:             1998           1997           1996
                       57%            60%            65%

Foodservice:          1998           1997           1996
                       43%            40%            35%

Raw Materials.
The principal raw materials used by the Corporation for metal tableware are stainless steel, brass, silver and gold. For china, they are various clays, flint, aluminum oxide and glass frite. These materials are purchased in the open market to meet current requirements and have historically been available in adequate supply from multiple sources. The Corporation experienced no significant or unusual problems in the purchase of raw materials during fiscal 1998. Although the Corporation has successfully met its raw materials requirements in the past, there may in the future be temporary shortages of raw materials due to a number of factors such as transportation disruptions or production or processing delays. While it is impossible to predict the timing or impact of future shortages, such shortages have not in the past had any material adverse effects on the Corporation's operations.

Intellectual Property and Licenses.
The Corporation owns and maintains many design patents in the United States and foreign countries. These patents, along with numerous copyrights, protect the Corporation's product designs and decorations. In addition, the Corporation has registered its most significant trademarks in the United States and many foreign countries. The consumer, foodservice and international operations use a number of trademarks and tradenames which are advertised and promoted extensively including ONEIDA, BUFFALO CHINA, COMMUNITY, DJ, HEIRLOOM, LTD, NORTHLAND, REGO, THC, ROGERS and SANT'ANDREA. Taken as a whole, the Corporation's intellectual property, especially the goodwill associated with the ONEIDA name, is a material, although intangible, corporate asset.

Seasonality of Business.
Although consumer operations normally do a greater volume of business during October, November and December, primarily because of holiday-related orders for tableware products, the total tableware business is not considered seasonal.

Customer Dependence.
No material part of the Corporation's tableware business is dependent upon a single customer, the loss of which would have a materially adverse effect. Sufficient inventories of tableware products are maintained by the Corporation to respond promptly to orders.

Backlog Orders.
Tableware operations had order backlogs of $15,347,000 as of April 4, 1998 and $15,892,000 as of April 5, 1997. This backlog is expected to be filled during the current fiscal year, principally in the first quarter. The amount of backlog is reasonable for the tableware industry.

Market Conditions and Competition.
The Corporation is the only domestic manufacturer of a complete line of stainless steel, silverplated and sterling tableware products. The Corporation believes that it is the largest producer of stainless steel and silverplated flatware in the world. The recent additions of consumer dinnerware and a full crystal line make the Corporation a truly complete tableware supplier. The Corporation faces competition from several smaller domestic companies that market both imported and domestically manufactured lines and from hundreds of importers engaged exclusively in marketing foreign-made tableware products. In recent years there is also competition from department and specialty stores and foodservice establishments that import foreign-made tableware products under their own private labels for their sale or use. The Corporation strives to maintain its market position through product and design innovation and diversity.

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

The foodservice tableware business is highly competitive. The principal factors affecting competition in this market are price, service and quality. The Oneida Foodservice Division's products and service are highly regarded in this industry, and it is one of the largest sources of commercial china dinnerware and stainless steel and silverplated tableware in the United States.

The international tableware business is highly competitive. The principal factor affecting competition in this market is brand recognition. Other factors affecting the Corporation's participation in the international market include competition with local suppliers and high import duties, both of which increase the Corporation's cost relative to local products.

Research and Development.
The Corporation places a considerable emphasis on excellence in development and design. To achieve this end the Corporation maintains full time in-house design and engineering departments which continuously develop, test and improve products and manufacturing methods. Independent designers and collaborative efforts with other companies contribute to the Corporation's emphasis on development and design. The Corporation's actual expenditures on research and development activities during the past three fiscal years, however, have not been material.

Environmental Compliance.
The Corporation does not anticipate that compliance with federal, state and local environmental laws and regulations will have any material effect upon the capital expenditures, earnings or competitive position of the Corporation. The Corporation does not anticipate any material capital expenditures for environmental control facilities for the remainder of the current fiscal year or the succeeding fiscal year.

Employment.
The Corporation and its subsidiaries employed approximately 3,820 employees in domestic operations and 1,090 employees in foreign operations as of March 1, 1998. The Corporation maintains positive relations with its domestic and foreign employees. With the exception of its Buffalo China, Inc. subsidiary, the Corporation's facilities are not unionized. The employees of Buffalo China Inc.'s manufacturing facility in Buffalo, New York are represented by the Glass, Molders, Pottery, Plastics & Allied Workers International Union AFL-CIO, CLC and its local union No. 76A. The current collective bargaining agreement between Buffalo China, Inc. and the Glass, Molders, Pottery, Plastics & Allied Workers International Union AFL-CIO, CLC and its local union No.76A expires on July 31, 2003. The Corporation has experienced no work stoppages or strikes in the past five years.

Year 2000.
Year 2000 issues relate to the ability of computer systems to be able to distinguish data which contains dates beyond December 31, 1999. The Corporation has created, and is in the process of implementing, a Year 2000 compliance plan. As part of this compliance plan, the Corporation is reviewing all of its software and information processing systems to identify date sensitive functions. The Corporation will then inventory, test, and if necessary, modify those systems to ensure that they will meet the necessary requirements prior to the Year 2000. The Corporation anticipates that its main computer systems will be Year 2000 compliant by December 1998, and that its more minor computer systems will be Year 2000 compliant by July 1999.

The Corporation could be adversely affected if its customers, suppliers, service providers and business partners continue to utilize systems that are not Year 2000 compliant. The Corporation, therefore, is taking a proactive role in encouraging its customers, suppliers, service providers and business partners to plan for and implement their own compliance plans.

The costs incurred to date by the Corporation in addressing its potential Year 2000 problems are not material. However, the inability of the Corporation or its customers, suppliers, service providers or business partners to resolve Year 2000 issues in a timely manner could constitute a material financial risk. The Corporation believes it is devoting appropriate resources to resolve its Year 2000 issues in a timely manner and does not currently expect that doing so will have a material impact.

d.  Risk Factors.

With the exception of historical data, the information contained in this Form 10-K, as well as those other documents incorporated by reference herein, is forward-looking. For the purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Corporation cautions readers that changes in certain factors could affect the Corporation's future results and could cause the Corporation's future consolidated results to differ materially from those expressed herein. Such factors include, but are not limited to: general economic conditions in the Corporation's markets; difficulties or delays in the development, production and marketing of new products; the impact of competitive products and pricing; certain assumptions related to consumer purchasing patterns; significant increases in interest rates or the level of the Corporation's indebtedness; major slowdowns in the retail, travel or entertainment industries; the loss of several of the Corporation's major consumer and/or foodservice customers; underutilization of the Corporation's plants and factories; and the amount and rate of growth of the Corporation's selling, general and administrative expenses.

ITEM 2.  PROPERTIES

The principal properties of the Corporation and its subsidiaries are situated at the following locations and have the following characteristics:

                                                         Approximate Square Feet

Oneida, New York        Executive Administrative Offices        95,000

Sherrill, New York      Manufacturing Stainless Steel,
                        Silverplated and Sterling Flatware
                        and Holloware                           1,082,000

Sherrill, New York      Manufacturing Knives                    135,000

Buffalo, New York       Office and Warehouse                    82,000

Buffalo, New York       Manufacturing China                     257,000

Niagara Falls, Ontario  Manufacturing Stainless Steel and
                        Silverplated Flatware                   120,000

Bangor, N. Ireland      Office and Warehouse                    32,000

Vercelli, Italy         Office, Warehouse and Manufacturing
                        Stainless Steel Holloware               84,000

Toluca, Mexico          Manufacturing Stainless Steel Flatware  75,000

Juarez, Mexico          Manufacturing Bisque China              65,000


All of these buildings are owned by the Corporation with the following two exceptions:

    * The offices and warehouses in Bangor, Northern Ireland are leased.

    * The Buffalo, New York manufacturing property is subject to a mortgage in the principal amount of approximately $846,979 covering both real property and equipment to secure a like amount of Industrial Revenue Bonds. Pursuant to the terms of a Lease Agreement dated February 1, 1980, the real property is leased by Buffalo China from the Erie County Industrial Development Agency for a term of twenty years, upon the expiration of which the property will be conveyed back to Buffalo China.

In addition to the land primarily associated with its manufacturing operations, the Corporation owns approximately 500 additional acres in the cities of Sherrill and Oneida and the town of Vernon, New York.

The Corporation leases sales offices and/or showrooms in New York City; Melville, New York; Los Angeles; Dallas; Atlanta; London, England and Vercelli, Italy. The Corporation and its subsidiaries lease warehouse space in various locations throughout the United States. The Corporation also leases retail outlet space through its wholly-owned subsidiary, Kenwood Silver Company, Inc., in various locations throughout the United States.

In January 1983 the Corporation entered into a 25-year lease for an office facility in Redmond, Washington. The remaining lease commitment for this facility is $21,533,000. The Corporation has sublet substantially all of the building through 1999. The sublease income projected through 2003 is $6,521,000.

In March 1998 the Corporation's Buffalo China subsidiary began construction of an $11 million, 203,000 square foot expansion adjacent to Buffalo China's existing manufacturing facility. The expansion includes a 173,000 square foot warehouse to headquarter the Corporation's dinnerware distribution operations and a 30,000 square foot decorating center for custom and small-order dinnerware patterns. It is anticipated that the expansion will be fully operational by the spring of 1999.

All of the Corporation's buildings are located on sufficient property to accommodate any further expansion or development planned over the next five years. The properties are served adequately by transportation facilities, are well maintained and are adequate for the purposes for which they are intended and used.


ITEM 3.  LEGAL PROCEEDINGS

The Corporation is involved in various routine legal proceedings incidental to the operation of its business. The Corporation's Management believes there is no ongoing or pending litigation with a possible material effect on the financial position of the Corporation.


ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF STOCKHOLDERS.

None.

                            PART  II

Information required to be furnished under Items 5 through 9 of this Part is set forth in, and incorporated by reference to, the Corporation's Annual Report to Shareholders for the year ended January 31, 1998, at the respective pages indicated.


ITEM 5. MARKET FOR THE CORPORATION'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

Page 29 of the Corporation's Annual Report.


ITEM 6.  SELECTED FINANCIAL DATA.

Page 30 of the Corporation's Annual Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Pages 28 through 29 of the Corporation's Annual Report

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Pages 13 through 30 of the Corporation's Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                            PART III

Some of the information required to be furnished under this Part (Items 10 through 13) is set forth in the Corporation's definitive Proxy Statement dated April 24, 1998 (File 1-5452) at the respective pages indicated, and incorporated by reference.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Pages 2 through 4 of the Corporation's definitive Proxy Statement.

Executive Officers of the Registrant

As of March 1, 1998, the persons named below are the executive officers of the Corporation and all have been elected to serve in the capacities indicated at the pleasure of the Oneida Ltd. Board of Directors. No family relationships exist among any of the executive officers named, nor is there any arrangement or understanding pursuant to which any person was selected as an officer.

Name, Age and Positions                Principal Business Affiliations
  with Corporation                          During Past Five Years

Thomas A. Fetzner, 50                  Mr. Fetzner has been Vice President
    Vice President and                 and Corporate Controller for more
    Corporate Controller               than the past five years.

Barry G. Grabow, 54                    Mr. Grabow has been Treasurer for
    Treasurer                          more than the past five years.

Peter J. Kallet, 51                    Mr. Kallet was elected President
    President, Chief                   and Chief Operating Officer in
    Operating Officer                  January 1996.  Mr. Kallet had
    and a Director                     been Senior Vice President and
                                       General Manager of the Oneida
                                       Foodservice Division for more
                                       than the past five years.

William D. Matthews, 63                Mr. Matthews has been Chairman of
    Chairman of the Board,             the Board and Chief Executive
    Chief Executive Officer            Officer for more than the past five
    and a Director                     years.


Catherine H. Suttmeier, 41             Ms. Suttmeier has been Vice
    Vice President, Secretary          President, Secretary and General
    and General Counsel                Counsel for more than the past five
                                       years.

Edward W. Thoma, 52                    Mr. Thoma has been Senior Vice
    Senior Vice President,             President, Finance for more
    Finance                            than the past five years.

ITEM 11.  EXECUTIVE COMPENSATION.

Pages 6 through 13 of the Corporation's definitive Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Pages 1 and 5 of the Corporation's definitive Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Pages 2 through 5 of the Corporation's definitive Proxy Statement.


                             PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

    (a)  1.   Financial statements incorporated by reference from the
              Corporation's 1998 Annual Report to Shareholders and filed as part of this Report:

                   Consolidated Statement of Operations for the fiscal years ended 1998, 1997 and 1996 (page 13 of the Corporation's Annual Report).

                   Consolidated Balance Sheet for the fiscal years ended in 1998 and 1997 (pages 14 and 15 of the Corporation's Annual Report).

                   Consolidated Statement of Cash Flows for the fiscal years ended 1998, 1997 and 1996 (page 16 of the Corporation's Annual Report).

                   Notes to Consolidated Financial Statements (pages 17-26 of the Corporation's Annual Report).

                   Independent Auditor's Report (page 27 of the Corporation's Annual Report).

         2.   Financial Statement Schedule:

                   Schedule II, Valuation and Qualifying Accounts, for fiscal years ended 1998, 1997 and 1996 (page 15 of this Report).

                   Independent Auditor's Report (page 14 of this Report).

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

              (4)(a) Note Agreement dated January 1, 1992, between Oneida Ltd., Allstate Life Insurance and Pacific Mutual Life Insurance Company, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 25, 1997.

                        Revolving Credit Agreement dated January 19, 1996 between Oneida Ltd., The Chase Manhattan Bank, N.A., Chemical Bank and NationsBank, N.A., which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 27, 1996.

                        Amendment No. 1 to the January 19, 1996 Revolving Credit Agreement between Oneida Ltd., The Chase Manhattan Bank, N.A., Chemical Bank and NationsBank, N.A., which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 25, 1997. Amendment No. 1 is dated September 25, 1996, and was executed by Oneida Ltd., The Chase Manhattan Bank (successor to The Chase Manhattan Bank, N.A. and Chemical Bank), NationsBank, N.A. and Marine Midland Bank.

                        Amendment No. 2 to the January 19, 1996 Revolving Credit Agreement between Oneida Ltd., The Chase Manhattan Bank, N.A., Chemical Bank and NationsBank, N.A., which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 25, 1997. Amendment No. 2 is dated November 1, 1996, and was executed by Oneida Ltd., The Chase Manhattan Bank (successor to The Chase Manhattan Bank, N.A. and Chemical Bank), NationsBank, N.A. and Marine Midland Bank.

                        Note Agreement dated November 15, 1996, between Oneida Ltd., THC Systems, Inc., Allstate Life Insurance Company and Pacific Mutual Life Insurance Company, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 25, 1997.

                        First Amendment to the January 1, 1992 Note Agreement, between Oneida Ltd., Allstate Life Insurance and
                        Pacific Mutual Life Insurance Company, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 25, 1997. The First Amendment to Note Agreement is dated November 26, 1996, and was executed by Oneida Ltd., Allstate Life Insurance and Pacific Mutual Life Insurance Company.

                        Consent and Amendment No. 3 to the January 19, 1996 Revolving Credit Agreement between Oneida Ltd., The Chase Manhattan Bank, N.A., Chemical Bank and NationsBank, N.A, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 25, 1997. The Consent and Amendment No.3 is dated January 24, 1997, and was executed by Oneida Ltd., The Chase Manhattan Bank (successor to The Chase Manhattan Bank, N.A. and Chemical Bank), NationsBank, N.A. and Marine Midland Bank.

              (b) Shareholder Rights Agreement dated December 13, 1989, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 28, 1995. Assignment and Assumption Agreement dated November 1, 1991, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 28, 1995.

              (10)(a) Employment agreements with one executive employee of the Corporation dated October 1, 1982, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 28, 1995. Employment Agreements with three executive employees of the Corporation dated July 26, 1989, which are incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 28, 1995. Employment Agreement with one executive employee of the Corporation dated March 29, 1995, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 27, 1996. Employment agreements with two executive employees of the Corporation dated February 28, 1996, which are incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 25, 1997. Employment Agreements with four executive employees of the Corporation dated February 25, 1998.

              (b) Oneida Ltd. Management Incentive Plan adopted by the Board of Directors on February 24, 1988, which provides for the payment of bonus awards to senior management employees, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 28, 1995.

              (c) Oneida Ltd. 1987 Stock Option Plan. Amendment, dated August 1, 1996, to Oneida Ltd. 1987 Stock Option Plan, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 25, 1997.

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

              (13) Portions of the Oneida Ltd. Annual Report to Shareholders for the fiscal year ended January 31, 1998, which have been incorporated by reference in this Form 10-K.

              (22)      Subsidiaries of the Registrant.

    (b) During the quarter ended January 31, 1998 no Reports on Form 8-K were filed by the Registrant.

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

March 24, 1998


    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                         Title                         Date

Principal Executive Officer

/s/ WILLIAM D. MATTHEWS           Chairman of the Board         March 24, 1998
    William D. Matthews           and Chief Executive Officer


Principal Financial Officer

/S/ EDWARD W. THOMA               Senior Vice President -       March 24, 1998
    Edward W. Thoma               Finance

Principal Accounting Officer

/s/ THOMAS A. FETZNER             Vice President and            March 24, 1998
    Thomas A. Fetzner             Corporate Controller


The Board of Directors

/s/ WILLIAM F. ALLYN              Director                      March 24, 1998
    William F. Allyn

/s/ R. QUINTUS ANDERSON           Director                      March 24, 1998
    R. Quintus Anderson

/s/ GEORGIA S. DERRICO            Director                      March 24, 1998
    Georgia S. Derrico

/s/ DAVID E. HARDEN               Director                      March 24, 1998
    David E. Harden

/s/ PETER J. KALLET               Director                      March 24, 1998
    Peter J. Kallet

/s/ WILLIAM D. MATTHEWS           Director                      March 24, 1998
    William D. Matthews

/s/ WHITNEY D. PIDOT              Director                      March 24, 1998
    Whitney D. Pidot

/s/ RAYMOND T. SCHULER            Director                      March 24, 1998
    Raymond T. Schuler

/s/ WALTER A. STEWART             Director                      March 24, 1998
    Walter A. Stewart

/s/ WILLIAM M. TUCK               Director                      March 24, 1998
    William M. Tuck

              INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors and Stockholders of Oneida Ltd.

    Our report on the consolidated financial statements of Oneida Ltd. has been incorporated by reference in this Form 10-K from page 27 of the 1998 Annual Report to Shareholders of Oneida Ltd. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 9 of this Form 10-K.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included herein.


                                            COOPERS & LYBRAND L.L.P.

                                            a professional services firm

/s/ Coopers & Lybrand L.L.P.

Syracuse, New York
February 20, 1998


                        CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


    We consent to the incorporation by reference in the registration statements of Oneida Ltd. on Form S-8 (File Nos. 2-84304, 33-49462 and 333-10795) and Form S-3 (File No. 33-64608) our report dated February 20, 1998 on our audits of the consolidated financial statements and financial statement schedules of Oneida Ltd. as of January 31, 1998 and January 25, 1997, and for each of the three years in the period ended January 31, 1998 which reports are either included or incorporated by reference in this Annual Report on Form 10-K.


                                            COOPERS & LYBRAND L.L.P.

                                            a professional services firm

/s/ Coopers & Lybrand L.L.P.

Syracuse, New York
April 29, 1998

                                                   SCHEDULE II

                           ONEIDA LTD.
                  AND CONSOLIDATED SUBSIDIARIES
                VALUATION AND QUALIFYING ACCOUNTS
         FOR THE YEARS ENDED JANUARY 1998, 1997 AND 1996
                           (Thousands)


    Column A                      Column B      Column C   Column D     Column E

                                  Balance       Additions
                                  at            Charged                  Balance
                                  Beginning     to                       at
                                  of            Cost and                 End of
    Description                   Period        Expenses    Deductions   Period

YEAR ENDED JANUARY 31, 1998:
    Reserves deducted from
    assets to which they apply:
         Doubtful accounts
         receivable               $1,797        $1,382      $1,283<F1>  $1,896

    Other reserves:
         Rebate program           $ 358         $2,472      $2,465<F2>   $ 365


YEAR ENDED JANUARY 25, 1997:
    Reserves deducted from
    assets to which they apply:
         Doubtful accounts
         receivable               $1,398        $1,087      $ 688<F1>     $1,797
    Other reserves:
         Rebate program           $ 434         $1,641      $1,717<F2>    $  358


YEAR ENDED JANUARY 27, 1996:
    Reserves deducted from
    assets to which they apply:
         Doubtful accounts
         receivable               $1,365        $ 283       $ 250<F1>    $1,398

    Other reserves:
         Rebate program           $ 471         $1,430      $1,467<F2>   $ 434

<F1> Adjustments and doubtful accounts written off.
<F2> Payments under rebate program.

                        Index to Exhibits

Exhibits:

              (3) The Restated Certificate of Incorporation and the By-Laws, as previously amended, which are incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 29, 1994.

              (4)(a) Note Agreement dated January 1, 1992, between Oneida Ltd., Allstate Life Insurance and Pacific Mutual Life Insurance Company, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 25, 1997.

                        Revolving Credit Agreement dated January 19, 1996 between Oneida Ltd., The Chase Manhattan Bank, N.A., Chemical Bank and NationsBank, N.A., which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 27, 1996.

                        Amendment No. 1 to the January 19, 1996 Revolving Credit Agreement between Oneida Ltd., The Chase Manhattan Bank, N.A., Chemical Bank and NationsBank, N.A., which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 25, 1997. Amendment No. 1 is dated September 25, 1996, and was executed by Oneida Ltd., The Chase Manhattan Bank (successor to The Chase Manhattan Bank, N.A. and Chemical Bank), NationsBank, N.A. and Marine Midland Bank.

                        Amendment No. 2 to the January 19, 1996 Revolving Credit Agreement between Oneida Ltd., The Chase Manhattan Bank, N.A., Chemical Bank and NationsBank, N.A., which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 25, 1997. Amendment No. 2 is dated November 1, 1996, and was executed by Oneida Ltd., The Chase Manhattan Bank (successor to The Chase Manhattan Bank, N.A. and Chemical Bank), NationsBank, N.A. and Marine Midland Bank.

                        Note Agreement dated November 15, 1996, between Oneida Ltd., THC Systems, Inc., Allstate Life Insurance Company and Pacific Mutual Life Insurance Company, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 25, 1997.

                        First Amendment to the January 1, 1992 Note Agreement, between Oneida Ltd., Allstate Life Insurance and
                        Pacific Mutual Life Insurance Company, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 25, 1997. The First Amendment to Note Agreement is dated November 26, 1996, and was executed by Oneida Ltd., Allstate Life Insurance and Pacific Mutual Life Insurance Company.

                        Consent and Amendment No. 3 to the January 19, 1996 Revolving Credit Agreement between Oneida Ltd., The Chase Manhattan Bank, N.A., Chemical Bank and NationsBank, N.A, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 25, 1997. The Consent and Amendment No.3 is dated January 24, 1997, and was executed by Oneida Ltd., The Chase Manhattan Bank (successor to The Chase Manhattan Bank, N.A. and Chemical Bank), NationsBank, N.A. and Marine Midland Bank.

              (b) Shareholder Rights Agreement dated December 13, 1989, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 28, 1995. Assignment and Assumption Agreement dated November 1, 1991, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 28, 1995.

              (10)(a) Employment agreements with one executive employee of the Corporation dated October 1, 1982, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 28, 1995. Employment Agreements with three executive employees of the Corporation dated July 26, 1989, which are incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 28, 1995. Employment Agreement with one executive employee of the Corporation dated March 29, 1995, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 27, 1996. Employment agreements with two executive employees of the Corporation dated February 28, 1996, which are incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 25, 1997. Employment Agreements with four executive employees of the Corporation dated February 25, 1998.

              (b) Oneida Ltd. Management Incentive Plan adopted by the Board of Directors on February 24, 1988, which provides for the payment of bonus awards to senior management employees, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 28, 1995.

              (c) Oneida Ltd. 1987 Stock Option Plan. Amendment, dated August 1, 1996, to Oneida Ltd. 1987 Stock Option Plan, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 25, 1997.

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

              (13) Portions of the Oneida Ltd. Annual Report to Shareholders for the fiscal year ended January 31, 1998, which have been incorporated by reference in this Form 10-K.

              (22)      Subsidiaries of the Registrant.