Form 10-Q
period 1998-05-02
ONEIDA LTD
filed 1998-06-16
CIK 74585

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended May 2, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 10, 1998: 16,792,063

                                  ONEIDA LTD.
                  FOR THE THREE MONTHS ENDED MAY 2, 1998
                                   FORM 10-Q



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


                                                             FOR THE
                                                        THREE MONTHS ENDED
    (Thousands except per share amounts)                May 2,     APR 26,
                                                         1998       1997
                                                       --------    -------
    NET SALES........................................  $107,015    $96,977
    COST OF SALES....................................    65,436     61,581
                                                        -------    -------
    GROSS MARGIN.....................................    41,579     35,396
                                                        -------    -------
    OPERATING EXPENSES:
      Selling, advertising and distribution..........    20,926     17,604
      General and administrative.....................     9,702      8,686
                                                        -------    -------
        Total........................................    30,628     26,290
                                                        -------    -------
    INCOME FROM OPERATIONS...........................    10,951      9,106
    OTHER EXPENSE....................................       136        243
    INTEREST EXPENSE.................................     1,820      1,718
    INCOME FROM CONTINUING OPERATIONS                   -------    -------
      BEFORE INCOME TAXES............................     8,995      7,145

    PROVISION FOR INCOME TAXES.......................     3,440      2,733

    INCOME FROM CONTINUING OPERATIONS................     5,555      4,412

    GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS......                2,566
                                                        -------    -------
    NET INCOME.......................................    $5,555     $6,978
                                                        =======    =======
    EARNINGS PER SHARE OF COMMON STOCK:
    Continuing operations:
      Basic .........................................      $.33       $.26
      Diluted .......................................       .32        .26
    Net income:
      Basic .........................................       .33        .42
      Diluted .......................................       .32        .42

    SHARES USED IN PER SHARE DATA:
      Basic .........................................    16,657     16,410
      Diluted .......................................    17,097     16,584

    CASH DIVIDENDS DECLARED..........................     $0.10      $0.17

    See notes to consolidated financial statements.

                                ONEIDA LTD.
                         CONSOLIDATED BALANCE SHEET
                      MAY 2, 1998 AND JANUARY 31, 1998
                                (Thousands)


                                                     May 2,     JAN 31,
                                                      1998        1998
                                                    -------     -------
    ASSETS

    CURRENT ASSETS:
     Cash.......................................    $ 6,085     $ 3,095
     Accounts receivable........................     67,812      61,788
     Less allowance for doubtful accounts.......     (2,097)     (1,896)
     Other accounts and notes receivable........      3,537       4,030
     Inventories:
      Finished goods............................    117,071     101,293
      Goods in process..........................     16,847      15,797
      Raw materials and supplies................     17,099      16,329
     Other current assets.......................     10,586       9,408
                                                   --------    --------
        Total current assets....................    236,940     209,844
                                                   --------    --------
    PROPERTY, PLANT AND EQUIPMENT-At cost:
     Land and buildings.........................     49,049      49,505
     Machinery and equipment....................    160,699     156,767
                                                   --------    --------
        Total...................................    209,748     206,272
     Less accumulated depreciation..............    125,130     121,460
                                                   --------    --------
        Property, plant & equipment-net.........     84,618      84,812
                                                   --------    --------
    OTHER ASSETS:
     Cost in excess of assets acquired - net....     37,875      38,453
     Other assets...............................     11,861      11,657
     Deferred income taxes......................     18,820      18,820
                                                   --------    --------
         TOTAL..................................   $390,114    $363,586
                                                   ========    ========

    See notes to consolidated financial statements.

                                ONEIDA LTD.
                         CONSOLIDATED BALANCE SHEET
                      MAY 2, 1998 AND JANUARY 31, 1998
                                (Thousands)


                                                    May 2,     JAN 31,
                                                     1998       1998
                                                   -------     -------
    LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES:
     Short-term debt............................    $35,002     $12,717
     Accounts payable...........................     23,230      21,735
     Accrued liabilities........................     35,367      41,686
     Accrued Income Taxes.......................     12,461       7,966
     Dividends Payable..........................      1,710       1,695
     Current installments of long-term debt.....      4,815       4,711
                                                   --------    --------
        Total current liabilities...............    112,585      90,510
                                                   --------    --------
    LONG-TERM DEBT..............................     69,584      69,415
                                                   --------    --------
    OTHER LIABILITIES:
     Accrued postretirement liability...........     53,507      53,114
     Accrued pension liability..................      6,335       6,303
     Other liabilities..........................      9,225       8,987
                                                   --------    --------
        Total...................................     69,067      68,404
                                                   --------    --------
    STOCKHOLDERS' EQUITY:
     Cumulative 6% preferred stock; $25 par
      value; authorized 95,660 shares, issued
      87,945 and 88,001 shares, respectively,
      callable at $30 per share.................      2,199       2,200
     Common stock $1 par value; authorized
      24,000,000 shares, issued 17,242,858
      and 17,091,509 shares, respectively.......     17,242      17,091
     Additional paid-in capital.................     77,867      76,007
     Retained earnings..........................     58,459      54,620
     Equity adjustment from translation.........     (9,475)     (8,669)
     Less cost of 468,568 shares of common
      stock held in treasury....................     (5,632)     (5,632)
     Less unallocated ESOP shares of common
      stock of 60,240 and 13,866, respectively..     (1,782)       (360)
                                                   --------    --------
        Stockholders' Equity....................    138,878     135,257
                                                   --------    --------
         TOTAL..................................   $390,114    $363,586
                                                   ========    ========

    See notes to consolidated financial statements.

                                 ONEIDA LTD.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MAY 2, 1998 and APRIL 26, 1997
                               (In Thousands)
                                                              FOR THE
                                                         THREE MONTHS ENDED
                                                         May 2,      APR 26,
                                                          1998        1997
                                                        -------      -------
    CASH FLOW FROM OPERATING ACTIVITIES:
     Net income ....................................     $5,555      $6,978
     Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation..................................      2,785       2,856
      Amortization of intangibles...................        578         726
      Deferred taxes and other non-cash
        charges and credits.........................      1,038      (1,712)
      Decrease (increase) in operating assets:
        Receivables.................................     (5,458)     (5,094)
        Inventories.................................    (18,018)     (6,516)
        Other current assets........................     (1,205)       (934)
        Other assets................................       (669)     (1,943)
      Increase in accounts payable..................      1,460       2,413
      Increase (decrease) in accrued liabilities....     (1,852)      6,565
                                                        -------     -------
         Net cash provided by (used in)
           operating activities.....................    (15,786)      3,339
                                                        -------     -------
    CASH FLOW FROM INVESTING ACTIVITIES:
     Property, plant and equipment expenditures.....     (3,725)     (3,559)
     Retirement of property, plant and equipment....      1,044         979
     Proceeds from sale of discontinued operations..                 33,762
     Other, net.....................................         33          50
                                                        -------     -------
         Net cash provided by (used in)
           investing activities.....................     (2,648)     31,232
                                                        -------     -------
    CASH FLOW FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock........      1,833         532
      Issuance of restricted stock plan shares......        178          82
      Purchase/retirement of preferred stock........         (1)         (1)
      Purchase of ESOP shares.......................     (1,422)       (608)
      Net proceeds under short-term  debt and
       banker's acceptances.........................     22,285         466
      Proceeds from issuance of long-term debt .....        510
      Payment of long-term debt.....................       (237)    (25,173)
      Purchase of treasury stock....................                 (7,458)
      Dividends paid................................     (1,716)     (2,857)
        Net cash provided by (used in) financing        -------     --------
         activities.................................     21,430     (35,017)
                                                        -------     -------
    EFFECTS OF EXCHANGE RATE CHANGES ON CASH........         (6)       (116)
    NET INCREASE (DECREASE) IN CASH.................      2,990        (562)
    CASH AT BEGINNING OF YEAR.......................      3,095       3,183
                                                        -------     -------
    CASH AT END OF PERIOD...........................     $6,085      $2,621
                                                        =======     =======
    Supplemental Cash Flow Disclosures:
      Interest Paid.................................     $1,715      $1,159
      Income Taxes Paid.............................      1,364

    See notes to consolidated financial statements.

                                ONEIDA LTD.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Thousands)

1. The statements for the three months ended May 2, 1998 and April 26, 1997 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results of such periods. The consolidated financial statements for the year ended January 30, 1999 are subject to adjustment at the end of the year when they will be audited by independent auditors. The results of operations for the three months ended May 2, 1998 are not necessarily indicative of the results of operations to be expected for the year ending January 30, 1999. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended in January 1998 and 1997 included in the Company's January 31, 1998 Annual Report to the Securities and Exchange Commission on Form 10-K.

2. On February 12, 1997, Camden Wire Company was sold to an unrelated third party for $43,500 in cash. The sale resulted in an after tax gain of $2,566 (net of applicable income taxes of $3,716) or $0.16 per share. Operating losses of Camden for the fourth quarter of 1997 and the first quarter of 1998 totaling $1,200 were deferred and deducted from the gain for financial statement purposes.

3. The provision for income taxes is based on pre-tax income for financial statement purposes with an appropriate deferred tax provision to give effect to changes in temporary differences between the financial statements and tax basis of assets and liabilities. The temporary differences arise principally from postretirement benefits, depreciation, and other employee benefits.

4. The Company adopted SFAS No. 128, "Earnings Per Share," as of January 31, 1998. Under the new standard, basic and diluted earnings per share are presented for each period in which a statement of operations is presented. Basic earnings per share is computed by dividing income less preferred stock dividends by the weighted average shares actually outstanding for the period. Diluted earnings per share includes the potentially dilutive effect of shares issued under the employee stock purchase and incentive stock option plans.

The following is a reconciliation of basic earning per share to diluted earnings per share for the first quarter of 1998 and 1997:

                              Net    Preferred  Adjusted  Average   Earnings
                             Income  Dividends   Income   Shares    Per Share
                            -------  ---------  --------  -------   ---------
[S]                            [C]      [C]        [C]      [C]        [C]
1998:
  Basic earnings per share   $5,555    $(33)     $5,522    16,657      $.33
  Effect of stock options                                     440
  Diluted earnings per share  5,555     (33)      5,522    17,097       .32
-------------------------------------------------------------------------------
1997:
  Basic earnings per share    6,978     (33)      6,945    16,410       .42
  Effect of stock options                                     174
  Diluted earnings per share  6,978     (33)      6,945    16,584       .42
-------------------------------------------------------------------------------

5. Included in the long-term debt caption on the balance sheet are various senior notes. The note agreements relating thereto contain provisions which restrict borrowings, business investments, acquisition of the Company's stock and payment of cash dividends. At May 2, 1998, the maximum amount available for payment of dividends was $16,835.

                                ONEIDA LTD.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Thousands)



6.      The Company adopted SFAS No. 130 "Reporting Comprehensive Income,"
as of February 1, 1998.  This standard requires the reporting of all changes in equity of a business enterprise during a period from transactions and other events and circumstances stemming from nonowner sources as comprehensive income. To comply with this, the Company will begin reporting on comprehensive income and changes in Stockholders' Equity on a quarterly basis. The following is a summary of the changes in Stockholders' Equity, including comprehensive income, for the quarters ended May 2, 1998, and April 26, 1997:
                                                              Equity
                                                            Adjustment
                                           Compr.  Retained    from
                                   Total   Income  Earnings Translation
-------------------------------------------------------------------------
Balance at January 31, 1998      $135,257           $54,620   ($8,669)
Comprehensive income:
  Net Income.....................   5,555   5,555     5,555
  Other comprehensive income, net    (806)   (806)               (806)
                                            -----
Comprehensive income.............           4,749
                                            =====
Stock Purchase Plan .............   1,395
Stock Option Plan................     174
Restricted Stock Plan/Bonus Plan.     455
Cancelled Stock..................     (14)
Stock Purchases..................  (1,422)
Cash dividends declared..........  (1,716)           (1,716)
                                 --------           --------------------
Balance at May 2, 1998           $138,878           $58,459   ($9,475)
                                 ========           ====================


continued                                                            Unall-
                                  Capital   Pfd.   Paid-in Treasury  ocated
                                   Stock    Stock  Capital  Stock     ESOP
---------------------------------------------------------------------------
Balance at January 31, 1998      $17,091  $2,200  $76,007  ($5,632)  ($360)
Stock Purchase Plan ............      88            1,307
Stock Option Plan...............      61              113
Restricted Stock Plan/Bonus Plan      16              439
Cancelled Stock.................     (14)     (1)       1
Stock Purchases.................                                    (1,422)
                                  -----------------------------------------
Balance at May 2, 1998            $17,242  $2,199  $77,867 ($5,632)($1,782)
                                  =========================================

                                ONEIDA LTD.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Thousands)


                                                              Equity
                                                            Adjustment
                                           Compr.  Retained    from
                                   Total   Income  Earnings Translation
                                 ---------------------------------------
Balance January 25, 1997         $118,317           $39,893   ($8,468)
Comprehensive income:
  Net Income.....................   6,978   6,978     6,978
  Other comprehensive income, net    (321)   (321)               (321)
                                            -----
Comprehensive income.............           6,657
                                            =====
Stock Purchase Plan .............     158
Stock Option Plan................     289
Restricted Stock Plan/Bonus Plan      180
Dividend Reinvestment Plan.......     147
Cancelled Stock .................    (661)
Stock Purchases..................  (7,566)
Cash dividends declared .........  (2,857)           (2,857)
                                 --------           -------------------
Balance at April 26, 1997        $114,664           $44,014   ($8,789)
                                 ========           ===================

continued
                                                     Additional         Unal-
                                   Capital Preferred  Paid-in  Treasury located
                                    Stock   Stock     Capital   Stock   ESOP
                                    -------------------------------------------
Balance January 25, 1997          $11,868   $2,215 $83,103  ($10,156)    ($138)
Stock Purchase Plan .............      11              147
Stock Option Plan................      93              196
Restricted Stock Plan/Bonus Plan        9              171
Dividend Reinvestment Plan.......       7              140
Cancelled Stock .................     (60)            (101)      109      (608)
Stock Purchases..................                1            (7,567)
                                   --------------------------------------------
Balance at April 26, 1997          $11,928  $2,214  $83,657 ($17,614)    ($746)
                                   ============================================


The following represents a reconciliation of other comprehensive income on a before and after tax basis:
                                                        May 2,    April 26,
                                                         1998       1997
                                                        ------     ------
Foreign currency translation adjustments                $1,305     $  520
Tax effect of foreign currency translation adjustments    (499)      (199)
                                                        ------     ------
    Other comprehensive income                          $  806     $  321
                                                        ======     ======

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  Quarter ended May 2, 1998 compared with
                      the quarter ended April 26, 1997
                               (In Thousands)

Operations
Consolidated net sales, for the three month period ended May 2, 1998 increased $10,038, over the same period a year ago.

[S]
Net Sales                                 1998        1997       % Change
                                        --------     -------     --------
    Consumer Products Markets ........  $ 52,341     $46,831        11.8%
    Foodservice Markets ..............    54,674      50,146         9.0%
                                        --------     -------
          Total ......................  $107,015      96,977        10.4%
                                        ========     =======

The increase in consumer sales was primarily driven by the Company's entry into the supermarket segment of consumer tableware sales. This occurred in the second quarter of 1997 when the Company acquired the business of Encore Promotions, Inc., a leading supplier in the grocery store promotion business. Foodservice sales increased in all product categories, but demand was especially strong for the Company's commercial dinnerware. International sales were up slightly.

Gross margin, as a percentage of net sales, was equal to 38.9% for the first quarter of 1998 and 36.5% for the same period of 1997. The increase primarily reflects a richer mix of products sold in the first quarter of this year. In addition, the Company's tableware and dinnerware factories continued to perform with increased efficiency.

Operating Expenses                         1998        1997       % Change
                                         -------     -------      --------
    [S]                                    [C]         [C]           [C]
    Selling, advertising and
      distribution....................   $20,926     $17,604        18.9%
    General and administrative........     9,702       8,686        11.7%
                                         -------     -------
          Total.......................   $30,628     $26,290        16.5%
                                         =======     =======

Total operating expenses increased by $4,338 from the same period last year. While the majority of the selling expense increase was due to incremental sales, some of the costs pertained to the Company's entry into the consumer dinnerware and glassware markets. As a percent of total sales, selling expenses increased to 19.6% from 18.2% in the prior year. The increase in administrative costs is primarily attributable to higher employee profit sharing accruals related to increased operating profits.

Interest expense, prior to capitalized interest, was $1,977 for the three months, an increase of $209 from the first three months of 1997. This increase is due to higher average borrowings in 1998. These short-term borrowings were incurred to finance the inventories needed for expansion into the glassware, consumer dinnerware and grocery store product categories.

Year 2000
As was detailed in the Company's Form 10-K filing for the year ended January 31, 1998, the Company has put together a comprehensive plan for dealing with computer issues related to the Year 2000. The Company is on course with their plan and continues to believe that they are adequately addressing any potential problems in a timely manner. The costs incurred to date related to this process are not material.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  Quarter ended May 2, 1998 compared with
                      the quarter ended April 26, 1997
                               (In Thousands)



Liquidity & Financial Resources
During the first three months of this year, the Company spent approximately $3,700 on capital projects focused primarily on it's manufacturing facilities. The Company expects to invest another $21,300 on similar projects during the remainder of the current fiscal year. Inventories increased by $18,000 in the first quarter. The majority of this was a build up of inventories to support new product categories. The Board of Directors, at its May 27, 1998 meeting, authorized the payment of a special one time dividend equal to ten cents per common share outstanding at June 10, 1998. The cost of this dividend is approximately $1,700.

Management believes there is sufficient liquidity to support the Company's ongoing funding requirements from future operations as well as the availability of bank lines of credit. At May 2, 1998, the company had unused credit lines equal to $42,000 and working capital of $124,355.

                                 ONEIDA LTD

                               UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                                 FORM 10-Q

                                May 2, 1998

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                        ONEIDA LTD
                                                        (Registrant)


Date:   June 16, 1998






                                                        Edward W. Thoma
                                                        Senior Vice
                                                        President Finance