Form 10-Q
period 1998-08-01
ONEIDA LTD
filed 1998-09-14
CIK 74585

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended August 1, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 11, 1998: 16,697,038

                                   ONEIDA LTD.

               FOR THE THREE MONTHS ENDED AUGUST 1, 1998 FORM 10-Q

                                      INDEX





PART I  FINANCIAL INFORMATION

        Consolidated Statement of Operations

        Consolidated Statement of Comprehensive Income

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


                                           FOR THE               FOR THE
                                     THREE MONTHS ENDED      SIX MONTHS ENDED
(Thousands except per                 AUG 1,    JUL 26,       AUG 1,   JUL 26,
 share amounts)                        1998      1997          1998     1997
                                    ________   ________     ________  ________
NET SALES.......................... $104,216   $102,274     $211,271  $199,251
COST OF SALES......................   64,962     63,533      130,398   125,114
                                     -------    -------      -------   -------
GROSS MARGIN.......................   39,254     38,741       80,873    74,137
OPERATING REVENUES.................      395        332          416       374
                                     -------    -------      -------   -------
                                      39,649     39,073       81,289    74,511
                                     -------    -------      -------   -------
OPERATING EXPENSES:
Selling, advertising and              21,885     18,625       42,811    36,229
   distribution....................
 General and administrative........    8,626      9,440       18,328    18,126
                                     -------    -------      -------   -------
   Total...........................   30,511     28,065       61,139    54,355
                                     --------   -------       ------   -------

INCOME FROM OPERATIONS.............    9,138     11,008       20,150    20,156
OTHER INCOME (EXPENSE).............    1,148       (265)         951      (550)
INTEREST EXPENSE...................   (2,047)    (1,807)      (3,867)   (3,525)
                                     -------    -------      -------   -------
INCOME FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES...............    8,239      8,936       17,234    16,081

PROVISION FOR INCOME TAXES.........    3,152      3,418        6,592     6,151
                                     -------    -------      -------   -------
INCOME FROM CONTINUING OPERATIONS..    5,087      5,518       10,642     9,930

GAIN ON DISPOSAL OF
 DISCONTINUED OPERATIONS...........                                      2,566
                                     -------    -------      -------   -------
NET INCOME.........................   $5,087     $5,518      $10,642   $12,496
                                     =======    =======      =======   =======
EARNINGS PER SHARE OF COMMON STOCK:
 Continuing operations:
   Basic...........................   $  .30     $  .34      $   .63   $   .60
   Diluted.........................      .30        .33          .62       .60
 Net income:
   Basic...........................       .30       .34          .63       .76
   Diluted.........................       .30       .33          .62       .75

SHARES USED IN PER SHARE DATA:
   Basic...........................   16,734     16,329       16,695    16,351
   Diluted.........................   17,015     16,472       16,976    16,464

See notes to consolidated financial statements.

                                   ONEIDA LTD.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME





                                            FOR THE               FOR THE
                                      THREE MONTHS ENDED      SIX MONTHS ENDED
(Thousands except per                  AUG 1,   JUL 26,       AUG 1,   JUL 26,
 share amounts)                         1998     1997          1998     1997
                                      -------   -------      -------   -------
NET INCOME.........................   $ 5,087   $ 5,518      $10,642   $12,496
OTHER COMPREHENSIVE INCOME,
   NET OF TAX......................    (1,344)      157       (2,150)     (163)
                                      -------   -------      -------   -------
COMPREHENSIVE INCOME...............   $ 3,743   $ 5,675      $ 8,492   $12,333
                                      =======   =======      =======   =======


See notes to consolidated financial statements.

                                   ONEIDA LTD.
                           CONSOLIDATED BALANCE SHEET
                       AUGUST 1, 1998 AND JANUARY 31, 1998


                                                              (Thousands)
                                                         AUG 1,         JAN 31,
                                                          1998           1998
                                                        -------        -------
ASSETS

CURRENT ASSETS:
 Cash.............................................      $ 6,287        $ 3,095
 Accounts receivable..............................       65,693         61,788
 Less allowance for doubtful accounts.............       (1,700)        (1,896)
 Other accounts and notes receivable..............        3,149          4,030
 Inventories:
  Finished goods..................................      140,993        101,293
  Goods in process................................       16,468         15,797
  Raw materials and supplies......................       19,906         16,329
  Other current assets............................       11,981          9,408
                                                        -------        -------
    Total current assets..........................      262,777        209,844
                                                        -------        -------
PROPERTY, PLANT AND EQUIPMENT-At cost:
 Land and buildings...............................       49,343         49,505
 Machinery and equipment..........................      168,515        156,767
                                                        -------        -------
    Total.........................................      217,858        206,272
 Less accumulated depreciation....................      128,092        121,460
                                                       --------        -------
    Property, plant & equipment-net...............       89,766         84,812
                                                       --------        -------
OTHER ASSETS:
 Intangible assets - net..........................       39,293         38,885
 Deferred income taxes............................       18,820         18,820
 Other assets.....................................       11,636         11,225
                                                       --------       --------
     TOTAL........................................     $422,292       $363,586
                                                       ========       ========

See notes to consolidated financial statements.

                                   ONEIDA LTD.
                           CONSOLIDATED BALANCE SHEET
                       AUGUST 1, 1998 AND JANUARY 31, 1998


                                                              (Thousands)
                                                         AUG 1,         JAN 31,
                                                          1998           1998
                                                        -------        -------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Short-term debt..................................     $ 67,540       $ 12,717
 Accounts payable.................................       26,792         21,735
 Accrued liabilities..............................       33,503         41,686
 Accrued income taxes.............................       10,817          7,966
 Dividends payable................................        1,705          1,695
 Current installments of long-term debt...........        4,811          4,711
                                                        -------        -------
    Total current liabilities.....................      145,168         90,510
                                                        -------        -------

LONG-TERM DEBT....................................       69,542         69,415
                                                        -------        -------
OTHER LIABILITIES:
 Accrued postretirement liability.................       53,819         53,114
 Accrued pension  liability.......................        6,354          6,303
 Other liabilities................................       10,819          8,987
                                                       --------        -------
    Total.........................................       70,992         68,404
                                                        -------        -------
STOCKHOLDERS' EQUITY:
 Cumulative 6% preferred stock; $25 par
  value; authorized 95,660 shares, issued
  87,925 and 88,001 shares, respectively,
  callable at $30 per share.......................        2,198          2,200
 Common stock $1 par value; authorized
  48,000,000 shares, issued 17,354,978
  and 17,091,509 shares, respectively.............       17,355         17,091
 Additional paid-in capital.......................       79,165         76,007
 Retained earnings................................       60,159         54,620
 Equity adjustment from translation...............      (10,819)        (8,669)
 Less cost of common stock held in
  treasury; 643,922 and 468,568 shares,
  respectively....................................      (11,160)        (5,632)
 Less unallocated ESOP shares of common
  stock of 9,292 and 13,866 respectively..........         (308)          (360)
                                                        -------        -------
    Stockholders' Equity..........................      136,590        135,257
                                                       --------       --------
     TOTAL........................................     $422,292       $363,586
                                                       ========       ========

See notes to consolidated financial statements.

                                   ONEIDA LTD.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE SIX MONTHS ENDED AUGUST 1, 1998 and JULY 26, 1997
                                 (In Thousands)
                                                                 FOR THE
                                                             SIX MONTHS ENDED
                                                            AUG 1,     JULY 26,
                                                             1998        1997
                                                           -------     -------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income ...........................................   $10,642     $12,496
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation.........................................     6,688       5,870
   Amortization of intangibles..........................     1,516       1,314
   Deferred taxes and other non-cash
      charges and credits...............................       403      (1,179)
   Decrease (increase) in operating assets:
   Receivables..........................................    (3,308)     (2,925)
   Inventories..........................................   (45,115)     (7,715)
   Other current assets.................................    (2,641)     (2,845)
   Other assets.........................................        39      (2,477)
   Increase in accounts payable.........................     4,923       2,939
   Increase (decrease) in accrued liabilities...........    (5,464)      7,273
                                                           -------     -------
  Net cash provided by (used in) operating activities...   (32,317)     12,751
                                                           -------     -------
CASH FLOW FROM INVESTING ACTIVITIES:
  Property, plant and equipment expenditures............   (12,171)     (7,139)
  Retirement of property, plant and equipment...........       208       1,081
  Proceeds from sale of discontinued operations.........                33,763
  Other, net............................................      (246)         68
                                                           -------     -------
 Net cash provided by (used in) investing activities....   (12,209)     27,773
                                                           -------     -------
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock................     3,244       4,478
  Purchase of treasury stock............................    (4,947)     (7,417)
  Issuance of restricted stock plan shares..............       178          82
  Purchase/retirement of preferred stock................        (2)         (6)
  Purchase (allocation) of ESOP shares -net.............      (529)        (30)
  Issuance (payments) of short-term  debt -net..........    54,823      (6,093)
  Proceeds from issuance of long term debt..............       449
  Payment of long-term debt.............................      (222)    (25,205)
  Dividends paid........................................    (5,103)     (4,343)
                                                           -------     -------
 Net cash provided by (used in) financing activity......    47,891     (38,534)
                                                           -------     -------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH................      (173)       (107)
                                                           -------     -------
NET INCREASE IN CASH....................................     3,192       1,883
CASH AT BEGINNING OF YEAR...............................     3,095       3,183
                                                           -------     -------
CASH AT END OF PERIOD...................................   $ 6,287     $ 5,066
                                                           =======     =======
Supplemental Cash Flow Disclosures:
 Interest paid .........................................   $ 3,989     $ 3,861
 Income taxes paid......................................     4,887       3,654
     See notes to consolidated financial statements.

                                   ONEIDA LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Thousands)

1. The statements for the six months ended August 1, 1998 and July 26, 1997 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results of such periods. The consolidated financial statements for the year ended January 30, 1999 are subject to adjustment at the end of the year when they will be audited by independent auditors. The results of operations for the six months ended August 1, 1998 are not necessarily indicative of the results of operations to be expected for the year ending January 30, 1999. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended in January 1998 and 1997 included in the Company's January 31, 1998 Annual Report to the Securities and Exchange Commission on Form 10-K.

2. On February 12, 1997, Camden Wire Company was sold to an unrelated third party for $43,500 in cash. The sale resulted in an after tax gain of $2,566 (net of applicable income taxes of $3,716) or $0.15 per diluted share. Operating losses of Camden for the fourth quarter of 1996 and the first quarter of 1997 totaling $1,200 were deferred and deducted from the gain for financial statement purposes.

3. The provision for income taxes is based on pre-tax income for financial statement purposes with an appropriate deferred tax provision to give effect to changes in temporary differences between the financial statements and tax bases of assets and liabilities. The temporary differences arise principally from postretirement benefits, depreciation, and other employee benefits.

4. The Company adopted SFAS No. 128, "Earnings Per Share," as of January 31, 1998. Under the new standard, basic and diluted earnings per share are presented for each period in which a statement of operations is presented. Basic earnings per s hare is computed by dividing income less preferred stock dividends by the weighted average shares actually outstanding for the period. Diluted earnings per share includes the potentially dilutive effect of shares issuable under the employee stock purchase and incentive stock option plans.

       The following is a reconciliation of basic earnings per share to diluted earnings per share for the six months ending August 1, 1998 and July 26, 1997:
                                                                        Earnings
                                   Net    Preferred  Adjusted  Average     Per
                                  Income  Dividends   Income    Shares    Share
--------------------------------------------------------------------------------
[S]                              [C]          [C]     [C]       [C]        [C]
1998: Basic earnings per share   $10,642      $(66)   $10,576   16,695     $.63
      Effect of stock options                                      281
                                                                ------
      Diluted earnings per share  10,642       (66)    10,576   16,976      .62
--------------------------------------------------------------------------------
1997: Basic earnings per share    12,496       (66)    12,430   16,351      .76
      Effect of stock options                                      113
                                                                ------
      Diluted earnings per share  12,496       (66)    12,430   16,464      .76
--------------------------------------------------------------------------------

5. Included in the long-term debt caption on the balance sheet are various senior notes. The note agreements relating thereto contain provisions which restrict borrowings, business investments, acquisition of the Company's stock and payment of cash dividends. At August 1, 1998, the maximum amount available for payment of dividends was $15,991.

                                   ONEIDA LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Thousands)

6. Effective February 1, 1998, the Company adopted Statements of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." This pronouncement requires the Company to report the effects of foreign currency translation adjustments on comprehensive income. The following is a reconciliation of other comprehensive income on a before and after tax basis for the quarter and six months ended August 1, 1998 and July 26, 1997:

                                                    For the Quarter Ended
                                                   August 1,      July 26,
                                                     1998           1997
                                                   --------       --------
[S]                                                [C]            [C]
Foreign currency translation adjustments           $(2,179)       $   256
Tax effect of foreign currency
  translation adjustments                               835           (99)
                                                   --------       --------
Other comprehensive income                         $(1,344)       $   157
                                                   ========       ========

                                                   For the Six Months Ended
                                                    August 1,      July 26,
                                                      1998           1997
                                                   --------        --------
[S]                                                [C]             [C]
Foreign currency translation adjustments           $(3,484)        $  (264)
Tax effect of foreign currency
  translation adjustments                             1,334            101
                                                   --------        --------
Other comprehensive income                         $(2,150)        $  (163)
                                                   ========        ========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   Quarter ended August 1, 1998 compared with
                         the quarter ended July 26, 1997
                                 (In Thousands)

Operations
Consolidated net sales, for the quarter ended August 1, 1998 increased $1,942, over the same period a year ago.

Net Sales by Division:                           1998       1997      % Change
                                               --------   --------    --------
[S]                                            [C]        [C]         [C]
  Consumer Products Markets..................  $ 51,328   $ 49,881      2.9 %
  Foodservice Markets........................    52,888     52,393       .9 %
                                               --------   --------
    Total....................................  $104,216   $102,274      1.9 %
                                               ========   ========

Net Sales by Product Line:                       1998       1997      % Change
                                               --------   --------    --------
[S]                                            [C]        [C]         [C]
  Metal Products.............................  $ 72,804   $ 78,751     (7.6)%
  Dinnerware Products........................    21,926     19,432     12.8 %
  Other Products.............................     9,486      4,091    131.9 %
                                               --------   --------
    Total....................................  $104,216   $102,274      1.9 %
                                               ========   ========
The increase in consumer sales and other product lines is primarily attributable to the Company's entry into the grocery store segment. This growth was partially offset by sales decreases in the department store and national account chains. Several major retailers continued to adjust their metal tableware inventories.

Gross margin, as a percentage of net sales, was 37.7% in the second quarter of 1998 as compared to 37.9% for the same period of 1997.

Operating Expenses                               1998       1997      % Change
                                               --------   --------   ---------
[S]                                            [C]        [C]           [C]
  Selling, advertising and distribution......  $ 21,885   $ 18,625      17.5 %
  General and administrative.................     8,626      9,440      (8.6)%
                                              ---------   --------
    Total....................................  $ 30,511   $ 28,065       8.7 %
                                               ========   ========

Total operating expenses increased by $2,446 from the same period last year. The majority of the selling expense increase was related to costs associated with the Company's entry into the consumer dinnerware, glassware and grocery store markets. A s a percent of total sales, selling and distribution expenses increased to 21.0% from 18.2% in the prior year. The decrease in administrative costs is primarily attributable to lower employee profit sharing accruals.

Included in miscellaneous income for the quarter, are the net settlement of three long-term contracts resulting from termination of a major energy vendor supply contract, the Company's lease of an office facility in Redmond, Washington and a long-ter m distribution relationship. Interest expense, prior to capitalized interest, was $2,332 for the three months, an increase of $475 from the first six months of 1997. This increase is due to higher average borrowings in 1998. These short-term borrowings were incurred to finance the inventories needed for expansion into the glassware, consumer dinnerware and grocery store product categories as well as normal seasonal inventory increases.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               Six month period ended August 1, 1998 compared with
                    the six month period ended July 26, 1997
                                 (In Thousands)

Operations
Consolidated net sales, for the six month period ended August 1, 1998 increased by $12,020, over the same period a year ago.

Net Sales by Division:                           1998       1997      % Change
                                               --------   --------    --------
[S]                                            [C]        [C]           [C]
  Consumer Products Markets..................  $103,709   $ 96,713      7.2 %
  Foodservice Markets........................   107,562    102,538      4.9 %
                                               --------   --------
    Total....................................  $211,271   $199,251      6.0 %
                                               ========   ========

Net Sales by Product Line:                       1998       1997      % Change
                                               --------   --------    --------
[S]                                            [C]        [C]           [C]
  Metal Products.............................  $149,186   $153,574      (2.9)%
  Dinnerware Products........................    43,284     38,712      11.8 %
  Other Products.............................    18,801      6,965     170.0 %
                                               --------   --------
    Total....................................  $211,271   $199,251       6.0 %
                                               ========   ========

The majority of the increase in consumer markets and other product lines is attributable to the Company's entry into the grocery store sales channel, by means of acquiring the business of Encore Promotions, Inc. in the second quarter of 1997. Foodservice sales grew in all categories, particularly commercial dinnerware.

Gross margin, as a percentage of net sales, was equal to 38.3% for the first six months of 1998 and 37.2% for the same period of 1997. The increase reflects a richer product mix sold in the first quarter of 1998, versus the same period of 1997.

Operating Expenses                               1998       1997     % Change
                                               -------    -------    --------
[S]                                            [C]        [C]          [C]
  Selling, advertising and distribution......  $42,811    $36,229      18.2 %
  General and administrative.................   18,328     18,126       1.1 %
                                               -------    -------
    Total....................................  $61,139    $54,355      12.5 %
                                               =======    =======

Total operating expenses increased by $6,784 from the same period last year. The selling and distribution expense increase was due to both incremental sales and start-up costs related to the Company's entry into the consumer dinnerware, glassware an d grocery store markets. As a percent of total sales, selling and distribution expenses increased to 20.3% from 18.2% in the prior year.

For the first six months of 1998, the Company had non-recurring net miscellaneous income resulting from the termination of three contracts including a long-term energy supply contract, a lease on an office building in Redmond, Washington and a long-term distribution agreement. Interest expense, prior to capitalized interest, was $4,309 for the six months ended August 1, 1998, an increase of $684 from the first six months of 1997. This increase is due to higher average borrowings in 1998. These short-term borrowings were incurred to finance the inventories needed for expansion into the glassware, consumer dinnerware and grocery store product categories.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               Six month period ended August 1, 1998 compared with
                    the six month period ended July 26, 1997
                                 (In Thousands)

Liquidity & Financial Resources
During the first half of this year, the Company spent approximately $12,000 on capital projects focused primarily on it's distribution and manufacturing facilities. The Company expects to invest another $14,000 on similar projects during the remainder of the current fiscal year. Inventories increased by $45,000 in the first six months of 1998. The majority of this was due to a build up of inventories to support new product categories. In recognition of the Company's 250th consecutive dividend, the Board of Directors, at its May 27, 1998 meeting, authorized the payment of a special one time dividend equal to ten cents per common share outstanding at June 10, 1998 at a cost of approximately $1,700. At the August 26, 1998 Board of Directors meeting, approval was given to buyback 500,000 shares of the Company's common stock.

Management believes there is sufficient liquidity to support the Company's ongoing funding requirements from future operations as well as the availability of bank lines of credit. At August 1, 1998, the Company had unused short-term credit lines equal to $8,235 as well as unused availability under a long-term revolving line of credit totaling $24,000. Working capital as of August 1, 1998 totaled $117,609.

Year 2000 Compliance
Year 2000 issues relate to the ability of computer systems to distinguish data which contains dates beyond December 31, 1999. The Company has created and is in the process of implementing a comprehensive Year 2000 compliance plan. The Company holds regular compliance meetings to receive information and input from all of the Company's main operating areas.

As part of its compliance, plan the Company has reviewed all of its software and information processing systems and identified date sensitive functions. The
Company plans to begin testing those systems in the first quarter of 1999.   If
necessary, those systems will be modified to ensure that they operate properly prior to the Year 2000. The Company's main accounting, logistics, warehouse management and payroll systems are currently Year 2000 compliant. The Company anticipates that its remaining major computer systems will be Year 2000 compliant by December 1998, and that its more minor computer systems will be Year 2000 compliant by July 1999. To date, the Company has identified and contacted its major customers, suppliers, service providers and business partners. Each of these entities received a letter informing them of the Company's plans and state of readiness and asking that they in turn share their own Year 2000 plans by returning a questionnaire to the Company. In addition to its compliance plan, the Company will develop a contingency plan based upon the outcomes of the systems to be conducted during the first quarter of 1999.

The Company believes it is devoting appropriate resources to resolve its Year 2000 issues in a timely manner and believes that its compliance program will result in all internal systems being prepared for Year 2000 processing. The compliance plan is proceeding on schedule and to date no unforeseen difficulties have arisen. Based upon the work performed to date, the Company presently believes that the likelihood of the Year 2000 having a material result on its operations, liquidity or financial position is remote. The Company estimates that its direct Year 2000 compliance costs will not exceed $500,000, of which to date approximately $100,000 has been incurred and expensed.

Notwithstanding the foregoing, the Company could be adversely affected if its customers, suppliers, service providers, business partners and/or governmental agencies continue to utilize systems that are not Year 2000 compliant. This failure could affect the Company's ability to purchase raw materials, receive orders and transact business with its financial institutions, any of which could constitute a material and immeasurable financial risk to the Company.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               Six month period ended August 1, 1998 compared with
                    the six month period ended July 26, 1997
                                 (In Thousands)

Risk Factors
With the exception of historical data, the information contained in this Form 10-Q, as well as those other documents incorporated by reference herein, is forward-looking. For the purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers that changes in certain factors could affect the Company's future results and could cause the Company's future consolidated results to differ materially from those expressed herein. Such factors include, but are not limited to: general economic conditions in the Company's markets; difficulties or delays in the development, production and marketing of new products; the impact of competitive products and pricing; certain assumptions related to consumer purchasing patterns; significant increases in interest rates or the level of the Company's indebtedness; major slowdowns in the retail, travel or entertainment industries; the loss of several of the Company's major consumer and/or foodservice customers; underutilization of the Company's plants and factories; the amount and rate of growth of the Company's selling, general and administrative expenses; and the inability of the Company or its customers, suppliers, service providers or business partners, as well as governmental agencies, to resolve Year 2000 issues in a timely manner.

                                   ONEIDA LTD

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                                    FORM 10-Q

                                 August 1, 1998

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                   ONEIDA LTD
                                                  (Registrant)


Date:   September 14, 1998






                                                   Edward W. Thoma
                                                   Senior Vice President Finance
                                                   -----------------------------