Form 10-Q
period 1998-10-31
ONEIDA LTD
filed 1998-12-15
CIK 74585

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1998

                     Commission file number           1-5452


                                   ONEIDA LTD.
             (Exact name of Registrant as specified in its charter)


           NEW YORK                                   15-0405700
(State or other jurisdiction of                    I.R.S. Employer
incorporation or organization)                     Identification Number



        ONEIDA, NEW YORK                                 13421
(Address of principal executive offices)               (Zip code)


                                 (315) 361-3636
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of December 2, 1998: 16,714,294

                                   ONEIDA LTD.

              FOR THE THREE MONTHS ENDED OCTOBER 31, 1998 FORM 10-Q

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

        ITEM 6 (b)
        An 8-K was filed for this quarter on October 28, 1998. The 8-K simply updated and restated the description of the Company's securities.

SIGNATURES

                                ONEIDA LTD.
                    CONSOLIDATED STATEMENT OF OPERATIONS


                                         FOR THE              FOR THE
                                   THREE MONTHS ENDED    NINE MONTHS ENDED
(Thousands except per               OCT 31,   OCT 25,     OCT 31,  OCT 25,
 share amounts)                      1998      1997        1998     1997
                                   --------  --------   --------  --------
NET SALES......................... $128,787  $116,094   $340,058  $315,345
COST OF SALES.....................   83,104    72,053    213,502   197,167
                                   --------  --------   --------  --------
GROSS MARGIN......................   45,683    44,041    126,556   118,178
OPERATING REVENUES................      106       620        522       897
                                   --------  --------   --------  --------
                                     45,789    44,661    127,078   119,075
                                   --------  --------   --------  --------

OPERATING EXPENSES:
  Selling, advertising and
     distribution.................   24,232    19,681     67,043    55,910
  General and administrative......    9,650    10,636     27,978    28,762
                                   --------  --------   --------  --------
    Total.........................   33,882    30,317     95,021    84,672
                                   --------  --------   --------  --------

INCOME FROM OPERATIONS............   11,907    14,344     32,057    34,403
OTHER INCOME (EXPENSE)............     (175)     (345)       776      (797)
INTEREST EXPENSE..................    2,543     1,600      6,410     5,125
                                   --------  --------   --------  --------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES.............    9,189    12,399     26,423    28,481

PROVISION FOR INCOME TAXES........    3,495     4,743     10,087    10,894
                                   --------  --------   --------  --------

INCOME FROM CONTINUING OPERATIONS.    5,694     7,656     16,336    17,587

GAIN ON DISPOSAL OF
     DISCONTINUED OPERATIONS......                                   2,566
                                   --------  --------   --------  --------
NET INCOME........................ $  5,694  $  7,656   $ 16,336  $ 20,153
                                   ========  ========   ========  ========
EARNINGS PER SHARE OF COMMON STOCK:
  Continuing operations:
    Basic.........................    $0.34     $ .46      $ .97    $ 1.06
    Diluted.......................     0.34       .45        .96      1.05
  Net income:
    Basic.........................     0.34       .46        .97      1.22
    Diluted.......................     0.34       .45        .96      1.21

SHARES USED IN PER SHARE DATA:
    Basic.........................   16,659    16,624     16,683    16,442
    Diluted.......................   16,854    16,869     16,942    16,592

See notes to consolidated financial statements.

                                   ONEIDA LTD.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME





                                         FOR THE                  FOR THE
                                   THREE MONTHS ENDED        NINE MONTHS ENDED
(Thousands except per               OCT 31,   OCT 25,        OCT 31,   OCT 25,
 share amounts)                      1998      1997           1998      1997
                                   -------   -------         -------   -------
NET INCOME......................   $ 5,694   $ 7,656         $16,336   $20,153
OTHER COMPREHENSIVE INCOME,
   NET OF TAX...................      (806)      (61)         (2,615)     (225)
                                   -------   -------         -------   -------
COMPREHENSIVE INCOME............   $ 4,888   $ 7,595         $13,421   $19,928
                                   =======   =======         =======   =======

See notes to consolidated financial statements.

                                   ONEIDA LTD.
                           CONSOLIDATED BALANCE SHEET
                      OCTOBER 31, 1998 AND JANUARY 31, 1998


                                                            (Thousands)
                                                      OCT 31,         JAN 31,
                                                       1998            1998
                                                      -------        -------
ASSETS

CURRENT ASSETS:
 Cash.............................................    $ 3,348        $ 3,095
 Accounts receivable, less allowance for doubtful
  accounts of $1,755 and $1,896, respectively.....     88,601         59,892
 Other accounts and notes receivable..............      2,888          4,030
 Inventories:
  Finished goods..................................    155,195        101,293
  Goods in process................................     16,256         15,797
  Raw materials and supplies......................     16,989         16,329
 Other current assets.............................     10,184          9,408
                                                     --------       --------
    Total current assets..........................    293,461        209,844
                                                     --------       --------
PROPERTY, PLANT AND EQUIPMENT-At cost:
 Land and buildings...............................     54,739         49,505
 Machinery and equipment..........................    164,463        156,767
                                                     --------       --------
    Total.........................................    219,202        206,272
 Less accumulated depreciation....................    128,480        121,460
                                                     --------       --------
    Property, plant & equipment-net...............     90,722         84,812
                                                     --------       --------
OTHER ASSETS:
 Intangible assets - net..........................     39,583         38,885
 Other assets.....................................     31,836         30,045
                                                     --------       --------
     TOTAL........................................   $455,602       $363,586
                                                     ========       ========

See notes to consolidated financial statements.

                                   ONEIDA LTD.
                           CONSOLIDATED BALANCE SHEET
                      OCTOBER 31, 1998 AND JANUARY 31, 1998

                                                            (Thousands)
                                                      OCT 31,         JAN 31,
                                                       1998            1998
                                                      -------        -------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Short-term debt..................................    $67,142        $12,717
 Accounts payable.................................     34,684         21,735
 Accrued liabilities..............................     37,801         41,686
 Accrued income taxes.............................     11,081          7,966
 Dividends payable................................      1,698          1,695
 Current installments of long-term debt...........      4,775          4,711
                                                     --------       --------
    Total current liabilities.....................    157,181         90,510
                                                     --------       --------
LONG-TERM DEBT....................................     88,615         69,415

OTHER LIABILITIES:
 Accrued postretirement liability.................     54,171         53,114
 Accrued pension  liability.......................      6,387          6,303
 Other liabilities................................     10,663          8,987
                                                     --------       --------
    Total.........................................     71,221         68,404
                                                     --------       --------
STOCKHOLDERS' EQUITY:
 Cumulative 6% preferred stock; $25 par
  value; authorized 95,660 shares, issued
  87,471 and 88,001 shares, respectively,
  callable at $30 per share.......................      2,187          2,200
 Common stock $1 par value; authorized
  48,000,000 shares, issued 17,377,959
  and 17,091,509 shares, respectively.............     17,378         17,091
 Additional paid-in capital.......................     79,518         76,007
 Retained earnings................................     64,158         54,620
 Equity adjustment from translation...............    (11,584)        (8,669)
 Less cost of common stock held in
  treasury; 698,097 and 468,568 shares,
  respectively....................................    (12,184)        (5,632)
 Less unallocated ESOP shares of common
  Stock of 28,711 and 13,866 respectively.........       (888)          (360)
                                                     --------       --------
    Stockholders' Equity..........................    138,585        135,257
                                                     --------       --------
     TOTAL........................................   $455,602       $363,586
                                                     ========       ========

See notes to consolidated financial statements.

                                   ONEIDA LTD.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
         FOR THE NINE MONTHS ENDED OCTOBER 31, 1998 and OCTOBER 25, 1997
                                 (In Thousands)

                                                                  FOR THE
                                                             NINE MONTHS ENDED
                                                            OCT 31,    OCT 25,
                                                             1998       1997
                                                            -------    -------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income ............................................   $16,336    $20,153
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation..........................................     9,919      8,883
   Amortization of intangibles...........................     2,349      1,902
   Deferred taxes and other non-cash
    charges and credits..................................      (393)    (1,267)
   Decrease (increase) in operating assets:
    Receivables..........................................   (28,291)   (20,166)
    Inventories..........................................   (56,462)    (8,320)
    Other current assets.................................      (796)     1,391
    Other assets.........................................      (207)    (1,941)
    Increase in accounts payable.........................    12,610      6,462
    Increase (decrease) in accrued liabilities...........      (789)    11,795
                                                            -------    -------
    Net cash provided by (used in) operating activities..   (45,724)    18,892
                                                            -------    -------
CASH FLOW FROM INVESTING ACTIVITIES:
  Property, plant and equipment expenditures.............   (16,512)    (9.741)
  Retirement of property, plant and equipment............       255      1,245
  Proceeds from sale of discontinued operations..........               33,762
  Investment in Schott-Zweisel...........................               (8,604)
  Other, net.............................................    (1,519)       218
                                                            -------    -------
    Net cash provided by (used in) investing activities..   (17,776)    16,880
                                                            -------    -------
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock.................     3,614      7,981
  Purchase of treasury stock.............................    (6,553)    (7,386)
  Issuance of restricted stock plan shares...............       178         82
  Purchase/retirement of preferred stock.................        (8)        (8)
  Purchase/(allocation) of ESOP shares -net..............      (528)      (724)
  Issuance (payments) of short-term  debt -net...........    54,426     (3,593)
  Proceeds from issuance of long-term debt...............    19,681
  Payment of long-term debt..............................      (417)   (25,384)
  Dividends paid.........................................    (6,797)    (5,839)
                                                            -------    -------
    Net cash provided by (used in) financing activity....    63,596    (34,871)
                                                            -------    -------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH.................       157       (138)
                                                            -------    -------
NET INCREASE IN CASH.....................................       253        763
CASH AT BEGINNING OF YEAR................................     3,095      3,183
                                                            -------    -------
CASH AT END OF PERIOD....................................   $ 3,348    $ 3,946
                                                            =======    =======
Supplemental Cash Flow Disclosures:
 Interest paid ..........................................   $ 6,547    $ 5,312
 Income taxes paid.......................................     6,388      7,158

See notes to consolidated financial statements.

                                   ONEIDA LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Thousands)

1. The statements for the nine months ended October 31, 1998 and October 25, 1997 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results of such periods. The results of operations for the nine months ended October 31, 1998 are not necessarily indicative of the results of operations to be expected for the year ending January 30, 1999. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended in January 1998 and 1997 included in the Company's January 31, 1998 Annual Report to the Securities and Exchange Commission on Form 10-K.

2. On February 12, 1997, Camden Wire Company was sold to an unrelated third party for $43,500 in cash. The sale resulted in an after tax gain of $2,566 (net of applicable income taxes of $3,716) or $0.16 per diluted share. Operating losses of Camden for the fourth quarter of 1996 and the first quarter of 1997 totaling $1,200 were deferred and deducted from the gain for financial statement purposes.

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

   The following is a reconciliation of basic earnings per share to diluted earnings per share for the three months ending October 31, 1998 and October 25, 1997:

                                                     Adjusted          Earnings
                                   Net    Preferred    Net    Average     Per
                                  Income  Dividends   Income   Shares    Share
-------------------------------------------------------------------------------
[S]                             [C]         [C]      [C]       [C]        [C]
1998: Basic earnings per share  $  5,694    $  (33)  $  5,661  16,659     $ .34
      Effect of stock options                                     295
                                                               ------
      Diluted earnings per share   5,694       (33)     5,661  16,854       .34
-------------------------------------------------------------------------------
1997: Basic earnings per share     7,656       (33)     7,623  16,624       .46
      Effect of stock options                                     245
                                                               ------
      Diluted earnings per share   7,656       (33)     7,623  16,869       .45
-------------------------------------------------------------------------------

                                   ONEIDA LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Thousands)

   The following is a reconciliation of basic earnings per share to diluted earnings per share for the nine months ending October 31, 1998 and October 25, 1997:

                                                     Adjusted          Earnings
                                   Net    Preferred    Net    Average     Per
                                  Income  Dividends   Income   Shares    Share
-------------------------------------------------------------------------------
[S]                             [C]         [C]      [C]       [C]        [C]
1998: Basic earnings per share  $ 16,336    $  (99)  $ 16,237  16,683     $ .97
      Effect of stock options                                     259
                                                               ------
      Diluted earnings per share  16,336       (99)    16,237  16,942       .96
-------------------------------------------------------------------------------
1997: Basic earnings per share    20,153       (99)    20,054  16,442      1.22
      Effect of stock options                                     150
                                                               ------
      Diluted earnings per share  20,153       (99)    20,054  16,592      1.21
-------------------------------------------------------------------------------

5. Included in the long-term debt caption on the balance sheet are various senior notes. The note agreements relating thereto contain provisions which restrict borrowings, business investments, acquisition of the Company's stock and payment of cash dividends. Included in the debt covenants is a restriction that the Company's ratio of total debt to tangible net worth is not to exceed 1.60. This ratio was 1.68 at October 31, 1998 and accordingly, the Company has received a waiver from it's lenders. The Company expects to be in compliance with it's debt covenants at year end. At October 31, 1998, the maximum amount available for payment of dividends was $17,144.

6. Effective February 1, 1998, the Company adopted Statements of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." This pronouncement requires the Company to report the effects of foreign currency translation adjustments on comprehensive income. The following is a reconciliation of other comprehensive income on a before and after tax basis for the quarter and nine months ended October 31, 1998 and October 25, 1997:

                                                         For the Quarter Ended
                                                       October 31,   October 25,
                                                          1998          1997
                                                        ---------     ---------
[S]                                                     [C]           [C]
Foreign currency translation adjustments............... $ (1,301)     $    (99)
Tax effect of foreign currency
   translation adjustments.............................      495            38
                                                        ---------     ---------
   Other comprehensive income.......................... $   (806)     $    (61)
                                                        =========     =========

                                                       For the Nine Months Ended
                                                       October 31,   October 25,
                                                          1998          1997
                                                        ---------     ---------
[S]                                                     [C]           [C]
Foreign currency translation adjustments............... $ (4,715)     $   (364)
Tax effect of foreign currency
   translation adjustments.............................    1,800           139
                                                        ---------     ---------
   Other comprehensive income.......................... $ (2,915)     $   (225)
                                                        =========     =========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  Quarter ended October 31, 1998 compared with
                       the quarter ended October 25, 1997
                                 (In Thousands)

Operations
Consolidated net sales, for the quarter ended October 31, 1998 increased $12,693, over the same period a year ago.

Net Sales by Product Line:                   1998        1997     % Change
                                           --------    --------   --------
[S]                                        [C]         [C]        [C]
   Metal Products......................... $ 89,591    $ 88,671     1.0 %
   Dinnerware Products....................   24,770      21,786    13.7 %
   Other Products.........................   14,426       5,637   155.9 %
                                           --------    --------
      Total............................... $128,787    $116,094    10.9 %
                                           ========    ========

The increase in other product lines is primarily attributable to the Company's entry into the grocery store segment. Foodservice dinnerware sales, both domestic and imported, continued to increase over 1997 levels.

Gross margin, as a percentage of net sales, was 35.5% in the third quarter of 1998 as compared to 37.9% for the same period of 1997. The decline was due to a combination of product mix and lower volume in the Company's metal tableware plants to adjust to current order levels.


Operating Expenses                           1998        1997     % Change
                                           -------     -------    --------
[S]                                        [C]         [C]        [C]
   Selling, advertising and distribution.. $24,232     $19,681     23.1 %
   General and administrative.............   9,650      10,636     (9.3)%
                                           -------     -------
      Total............................... $33,882     $30,317     11.8 %
                                           =======     =======

Total operating expenses increased by $3,565 from the same period last year. The majority of the selling and distribution expense increase was related to costs associated with the Company's entry into the consumer dinnerware, glassware and grocery store markets. Delays in launching new product lines also contributed to the increase in selling and distribution expense as a percent of total sales to 18.8% from 17.0% in the prior year. The decrease in administrative costs is primarily attributable to lower employee profit sharing accruals.

Interest expense, prior to capitalized interest, was $2,841 for the three months, an increase of $1,135 from the third quarter of 1997. This increase is due to higher average borrowings in 1998. These short-term borrowings were incurred primarily to finance the inventories needed for expansion into the new product categories as well as normal seasonal inventory and accounts receivable increases.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             Nine month period ended October 31, 1998 compared with
                  the nine month period ended October 25, 1997
                                 (In Thousands)

Operations
Consolidated net sales, for the nine month period ended October 31, 1998 increased by $24,713, over the same period a year ago.


Net Sales by Product Line:                   1998        1997%    Change %
                                           --------    --------   --------
[S]                                        [C]         [C]        [C]
Metal Products............................ $238,429    $242,317     (1.6)%
Dinnerware Products.......................   70,344      62,174     13.1 %
Other Products............................   31,285      10,854    188.2 %
                                           --------    --------
      Total............................... $340,058    $315,345      7.8 %
                                           ========    ========

The majority of the increase in other product lines is attributable to the Company's entry into the grocery store sales channel, by means of acquiring the business of Encore Promotions, Inc. in the second quarter of 1997. The growth in dinnerware sales reflects increases of both imported and domestically produced china. Sales of metal products decreased as several major domestic retailers slowed down orders to adjust their tableware inventories

Gross margin, as a percentage of net sales, was equal to 37.2% for the first nine months of 1998 and 37.5% for the same period of 1997.


Operating Expenses                           1998        1997%    Change %
                                           --------    --------   --------
[S]                                        [C]         [C]        [C]
   Selling, advertising and distribution.. $ 67,043    $ 55,910     19.9 %
   General and administrative.............   27,978      28,762     (2.7)%
                                           --------    --------
      Total............................... $ 95,021    $ 84,672     12.2 %
                                           ========    ========

Total operating expenses increased by $10,349 from the same period last year. The selling and distribution expense increase was due to both incremental sales as well as start-up costs related to the Company's entry into the consumer dinnerware, glassware and grocery store markets. As a percent of total sales, selling and distribution expenses increased to 19.7% from 17.7% in the prior year, partially due to delays in the Company's plans to introduce new product lines in 1998.

For the first nine months of 1998, the Company had non-recurring net miscellaneous income resulting from the termination of three contracts including a long-term energy supply contract, a lease on an office building in Redmond, Washington and a long-term distribution agreement. Interest expense, prior to capitalized interest, was $7,150 for the nine months ended October 31, 1998, an increase of $1,818 from the first nine months of 1997. This increase is due to higher average borrowings in 1998. These short-term borrowings were incurred to finance the inventories needed for expansion into new product categories as well as business acquisitions and construction of the Company's new dinnerware distribution facility in Buffalo, New York.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             Nine month period ended October 31, 1998 compared with
                  the nine month period ended October 25, 1997
                                 (In Thousands)
Liquidity & Financial Resources
During the first nine months of this year, the Company spent approximately $16,500 on capital projects focused primarily on it's distribution and manufacturing facilities. The Company expects to invest another $7,000 on similar projects during the remainder of the current fiscal year. Inventories increased by $55,000 in the first nine months of 1998. The majority of this was due to a build up of inventories related to the new product categories. In recognition of the Company's 250th consecutive dividend, the Board of Directors, at its May 27, 1998 meeting, authorized the payment of a special one time dividend equal to ten cents per common share outstanding at June 10, 1998 at a cost of approximately $1,700. At the August 26, 1998 Board of Directors meeting, approval was given to buy back an additional 500 shares of the Company's common stock. To date, this year, the Company has spent $6,553 on stock repurchases under the Board's 1997 and 1998 stock buy back authorizations.

Management believes there is sufficient liquidity to support the Company's ongoing funding requirements from future operations as well as the availability of bank lines of credit. At October 31, 1998, the Company had unused short-term credit lines equal to $21,000 as well as unused availability under a long-term revolving line of credit totaling $9,000. Working capital as of October 31, 1998 totaled $136,280.
Year 2000 Compliance
Year 2000 issues relate to the ability of computer systems to distinguish data which contains dates beyond December 31, 1999. The Company has created and is in the process of implementing a comprehensive Year 2000 compliance plan. The Company holds regular compliance meetings to receive information and input from all of the Company's main operating areas.

As part of its compliance plan, the Company has reviewed all of its software and information processing systems and identified date sensitive functions. The
Company plans to begin testing those systems in the first quarter of 1999.   If
necessary, those systems will be modified to ensure that they operate properly prior to the Year 2000. The Company's main accounting, logistics, warehouse management and payroll systems are currently Year 2000 compliant. The Company anticipates that its remaining major computer systems will be Year 2000 compliant by year end, and that its more minor computer systems will be Year 2000 compliant by July 1999. To date, the Company has identified and contacted its major customers, suppliers, service providers and business partners. Each of these entities received a letter informing them of the Company's plans and state of readiness and asking that they in turn share their own Year 2000 plans by returning a questionnaire to the Company. In addition to its compliance plan, the Company will develop a contingency plan based upon the outcomes of the systems to be conducted during the first quarter of 1999.

The Company believes it is devoting appropriate resources to resolve its Year 2000 issues in a timely manner and believes that its compliance program will result in all internal systems being prepared for Year 2000 processing. The compliance plan is proceeding on schedule and to date no unforeseen difficulties have arisen. Based upon the work performed to date, the Company presently believes that the likelihood of the Year 2000 having a material result on its operations, liquidity or financial position is remote. The Company estimates that its direct Year 2000 compliance costs will not exceed $500, of which to date approximately $100 has been incurred and expensed.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             Nine month period ended October 31, 1998 compared with
                  the nine month period ended October 25, 1997
                                 (In Thousands)

Risk Factors
With the exception of historical data, the information contained in this Form 10-Q, as well as those other documents incorporated by reference herein, is forward-looking. For the purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers that changes in certain factors could affect the Company's future results and could cause the Company's future consolidated results to differ materially from those expressed herein. Such factors include, but are not limited to: general economic conditions in the Company's markets; difficulties or delays in the development, production and marketing of new products; the impact of competitive products and pricing; certain assumptions related to consumer purchasing patterns; significant increases in interest rates or the level of the Company's indebtedness; major slowdowns in the retail, travel or entertainment industries; the loss of several of the Company's major customers; underutilization of the Company's plants and factories; the amount and rate of growth of the Company's selling, general and administrative expenses; and the inability of the Company or its customers, suppliers, service providers or business partners, as well as governmental agencies, to resolve Year 2000 issues in a timely manner.

Shareholder Proposals
Pursuant to new amendments to Rule 14a-4 (c) of the Securities Exchange Act of 1934, as amended, if a shareholder who intends to present a proposal at the 1999 annual meeting of shareholders does not notify the Company of such proposal on or prior to March 9, 1999, then management proxies will be allowed to use their discretionary voting authority to vote on the proposal when the proposal is raised at the annual meeting, even though there is no discussion of the proposal in the 1999 proxy statement.

Notwithstanding the above, in order to be included in the Company's proxy statement and form of proxy relating to the 1999 annual meeting, proposals of shareholders intended to be presented at the Company's 1999 annual meeting of shareholders must be received at the Company's principal executive offices not later than December 26, 1998 (previously noted in April 1998 Proxy, page 21).

                                   ONEIDA LTD

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                                    FORM 10-Q

                                October 31, 1998

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                 ONEIDA LTD
                                                (Registrant)


Date:   December 15, 1998






                                                 Edward W. Thoma
                                                 Senior Vice President Finance




                                                 -----------------------------