Form 10-K
period 1999-01-30
ONEIDA LTD
filed 1999-04-30
CIK 74585

               SECURITIES  AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-K

      Annual Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

For the fiscal year ended January 30, 1999       Commission File Number 1-5452

                           ONEIDA LTD.
                     163-181 KENWOOD AVENUE
                   ONEIDA, NEW YORK 13421-2899
                         (315) 361-3636

          NEW YORK                              15-0405700
  (State of Incorporation)          (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on a closing price of $21.3125 per share as reported on the New York Stock Exchange Composite Index on April 16, 1999 was $342,509,585.

The number of shares of Common Stock ($1.00 par value) outstanding as of April 16, 1999, was 16,668,362.

                        Documents Incorporated by Reference

1. Portions of Oneida Ltd.'s Annual Report to Stockholders for the fiscal year ended January 30, 1999 (Parts I and II of Form 10-K).
2. Portions of Oneida Ltd.'s Definitive Proxy Statement dated April 23, 1999 (Part III of Form 10-K).

                 Page 1 of 18.  See list of Exhibits on pages 11-13.

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

Since its inception, the Corporation has manufactured and marketed tableware - initially sterling and later silverplated and stainless steel products. By acquiring subsidiaries, entering into strategic distributorship arrangements and expanding its own tableware lines, the Corporation has diversified into the manufacture and import of commercial and retail china dinnerware and the marketing of other tableware and gift items, most notably, crystal and glass stemware, barware and giftware.

b.  Industry Segments.

The Corporation's operations and assets are in one principal industry: tableware products. The Corporation's principal industry segments are grouped around the manufacture and distribution of three major product categories: metalware, dinnerware and glassware. The Corporation also distributes a variety of other tabletop accessories. Until early 1997, the Corporation operated in a second principal industry, industrial wire products. On February 12, 1997, the Corporation sold its Camden Wire subsidiary to International Wire Group, Inc.
of St. Louis, Missouri.

Information regarding the Corporation's operations by industry segment for the years ended January 30, 1999, January 31, 1998 and January 25, 1997 is set forth on pages 25 through 26 of the Corporation's Annual Report to Stockholders for the year ended January 30, 1999, parts of which are incorporated herein by reference.

c.  Narrative Description of Business.

Principal Products.

    Metalware:
Metalware is comprised of stainless steel, silverplated and sterling silver flatware (forks, knives, spoons and serving pieces), stainless steel and silverplated holloware (bowls, trays, and tea and coffee sets) and cutlery.

Consumer holloware is manufactured at the Corporation's facilities in Sherrill, New York. The Corporation also imports consumer holloware products and almost all of its foodservice holloware products from several international sources.

The majority of the Corporation's flatware is manufactured at the Corporation's facilities in Sherrill, New York. In addition, the Corporation also utilizes the facilities of Oneida Mexicana, S.A., located in Toluca, Mexico, to manufacture flatware patterns which are not produced in Sherrill, New York. Oneida Canada, Limited, a wholly-owned subsidiary located in Niagara Falls, Ontario, had manufactured complementary flatware items in lines similar to those produced in Sherrill, New York. On March 31, 1999, the Corporation announced that Oneida Canada, Limited's manufacturing operations will be transferred to the Corporation's facilities in Sherrill, New York and Toluca, Mexico. It is anticipated that the transfers will be complete by mid-1999. The Corporation also imports flatware and cutlery from several international sources.

    Dinnerware:
Dinnerware includes domestic and imported china, porcelain and stoneware plates, bowls, cups, mugs and a variety of serving pieces.

In late 1997, the Corporation entered the casual consumer dinnerware market. At present, the Corporation offers 16 patterns of dinnerware grouped into 3 distinct lines ranging from elegant to basic restaurant style to mix and match. The Restaurant Classics line is manufactured by the Corporation's Buffalo China, Inc. subsidiary located in Buffalo, New York, while the Corporation imports its other lines of consumer dinnerware from several international sources.

Buffalo China, Inc. is a leading manufacturer of vitreous china for the foodservice industry. Buffalo China also operates a subsidiary located in Juarez, Mexico. This subsidiary, Ceramica de Juarez, S.A., produces bisque china which is finished in Buffalo, as well as finished, undecorated china holloware items. THC Systems, Inc., another of the Corporation's wholly-owned subsidiaries, is a leading importer and marketer of vitreous china and porcelain dinnerware for the foodservice industry. THC does business under the Rego tradename.

The Corporation is also the exclusive distributor of certain china dinnerware products manufactured by Schowald and Noritake Co., Inc. for the United States foodservice and institutional markets.

    Glassware:
The Corporation's Glassware segment includes glass and crystal stemware, barware, serveware, giftware and decorative pieces.

In September 1997, the Corporation began acting as the exclusive distributor of Schott Zwiesel crystal products in the United States, Mexico and the Caribbean. Schott Zwiesel is a German manufacturer of fine crystal stemware, barware and decorative pieces. The Corporation markets Schott Zwiesel's crystal products under both the Schott Zwiesel and Oneida names. In combination with this exclusive distributorship, the Corporation purchased a 25.1% ownership interest in Schott Zwiesel Glaswerke, AG, the German corporation responsible for the production of Schott Zwiesel crystal tableware products.

In February 1999, the Corporation began acting as the exclusive Distributor of the crystal products manufactured by Cristalleria Artistica La Piana, SpA, also known as CALP, to the consumer and foodservice markets in the United States. CALP is an Italian manufacturer of fine 24% lead crystal stemware, giftware and decorative pieces. The Corporation will continue to market CALP's crystal products under CALP's DA VINCI, PRIMA VERA and CRISTALLO trademarks, as well as under the Oneida name.

In addition to the distribution of Schott and CALP crystal, the Corporation significantly expanded its self-branded glassware lines in 1998 with the introduction of Oneida glassware for both foodservice and consumer use. Oneida glassware is supplied primarily by Pasabahce Cam Sanayii ve Ticaret A.S., a Turkish glassware manufacturer.

The Corporation has and will continue to import other glass and crystal stemware, barware, serveware, giftware and decorative pieces from several international sources for sale under the Oneida name.

    Other Tabletop Accessories:
The Corporation has recently begun to expand its product offerings beyond its main metalware, dinnerware and glassware segments. These other products include cookware, china and plastic serveware, kitchen, table and bath linens, picture frames and decorative pieces distributed primarily by the Corporation's Encore Promotions and Kenwood Silver subsidiaries.

The percentages of metalware, dinnerware, glassware and other tabletop accessories sales to total consolidated sales for the fiscal years, which end in January, are as follows:

                                 1999           1998           1997

Metalware:                        70%            77%            83%
Dinnerware:                       20%            19%            13%
Glassware:                         4%             3%             3%
Other Tabletop Accessories         6%             1%             1%

Principal Markets.

    Consumer:
Consumer marketing focuses on individual consumers, and the Corporation's wide-ranging consumer marketing activities include both retail and direct operations. The Corporation's retail accounts include national and regional department store chains, mass merchandise and discount chains and stores, specialty shops, catalog showrooms and small, local establishments. The Corporation's direct accounts serve business customers in the premium, incentive, mail order and direct selling markets. The Corporation also reaches consumers with its wholly-owned Kenwood Silver Company, Inc. and Encore Promotions, Inc. subsidiaries, both of which play a significant role in the marketing of the Corporation's products. Kenwood Silver Company, Inc. operates a chain of 63 Oneida Factory Stores in resort and destination shopping areas across the United States, while Encore Promotions, Inc. runs supermarket redemption programs featuring a variety of household items.

Most consumer orders are filled directly by the Corporation from its primary distribution center located in Sherrill, New York. For some accounts, however, orders are fulfilled by one of the Corporation's two other distribution centers which are located in Ontario, California and Nashville, Tennessee.

    Foodservice:
The Corporation serves foodservice and institutional accounts of all kinds, including restaurants, hotels, resorts, convention centers, food distributors, airlines, cruiselines, hospitals and educational institutions. While most foodservice orders are filled directly by the Corporation from its primary distribution center in Sherrill, New York, some orders are filled by the Corporation's Buffalo China subsidiary from its Buffalo, New York facility or one of the Corporation's other distribution centers which are located in Ontario, California and Nashville, Tennessee. The Corporation also utilizes third party warehouses located in Charlotte, North Carolina; Miami, Florida; Fond du Lac, Wisconsin; and Toronto, Canada to service certain foodservice customers.

    International:
International activities span both the consumer and foodservice markets described above, and include the marketing and sale of the Corporation's domestically manufactured and internationally sourced products throughout the world.

The Corporation owns 88% of Oneida International, Inc., a corporation formed to market tabletop products of Italian design, some of which are manufactured in Italy, while others are sourced internationally. Oneida International, Inc. markets these products through its wholly-owned Italian subsidiary, Sant'Andrea S.r.l., in the international foodservice market. Sant'Andrea, S.r.l.'s subsidiary, Table Top Engineering & Design, S.r.l. ("TTE&D"), assists in the development of various foodservice metalware products.

In June 1998, the Corporation acquired the assets of Badgin Nominees Pty. Ltd. which operated two Australian-based businesses, Stanley Rogers & Son, a leading importer and marketer of stainless steel and silverplated flatware to retail customers in Australia and New Zealand, and Westminster China, a leading importer and marketer of porcelain dinnerware to the foodservice, domestic tourism and promotion industries in Australia and New Zealand. The Corporation has consolidated the operations of these two business into a new wholly-owned subsidiary, Oneida Australia, Pty. Ltd., with offices in Melbourne, Australia. The acquisition of the assets of Badgin Nominees Pty. Ltd. was not material.

The Mexican and Central American markets are served by the Corporation's subsidiary, Oneida Mexicana, S.A., while the markets in the United Kingdom are served by Oneida U.K., a branch of the Corporation. In addition, the Corporation also uses a network of independent distributors to market and sell the Corporation's products in countries where the Corporation does not have offices or employees of its own.

International orders for both foodservice and consumer products are filled by the Corporation from a variety of locations, including the Corporation's United States distribution centers in Sherrill, New York and Nashville, Tennessee, as well as the Corporation's international facilities in Toluca, Mexico; Bangor, Northern Ireland; and Vercelli, Italy. In addition, many orders are shipped directly from the suppliers to the Corporation's international customers.

Raw Materials.
The principal raw materials used by the Corporation in its manufacture of metalware are stainless steel, brass, silver and gold. For china, they are various clays, flint, aluminum oxide and glass frite. These materials are purchased in the open market to meet current requirements and have historically been available in adequate supply from multiple sources. The Corporation experienced no significant or unusual problems in the purchase of raw materials during fiscal 1999. Although the Corporation has successfully met its raw materials requirements in the past, there may in the future be temporary shortages or sharp increases in the prices of raw materials due to a number of factors such as transportation disruptions or production or processing delays. In particular, the price of stainless steel, the principal component of the Corporation's metalware products, may rise in fiscal 2000 in response to antidumping duties levied by the United States against foreign steel suppliers. While it is impossible to predict the timing or impact of future shortages and price increases, such shortages and increases have not in the past had any material adverse effects on the Corporation's operations.

Intellectual Property.
The Corporation owns and maintains many design patents in the United States and foreign countries. These patents, along with numerous copyrights, protect the Corporation's product designs and decorations. In addition, the Corporation has registered its most significant trademarks in the United States and many foreign countries. The consumer, foodservice and international operations use a number of trademarks and trade names which are advertised and promoted extensively including ONEIDA, BUFFALO CHINA, COMMUNITY, DJ, HEIRLOOM, LTD, NORTHLAND, REGO, THC, ROGERS and SANT'ANDREA. Taken as a whole, the Corporation's intellectual property, especially the market recognition associated with the ONEIDA name, is a material, although intangible, corporate asset.

Licenses.
The Corporation continues to explore opportunities to capitalize on the ONEIDA name in new product categories. The Corporation maintains a license agreement with Robinson Knife Manufacturing Co. whereby Robinson Knife manufactures and markets two lines of specialty kitchen tools and accessories under the ONEIDA name to mass market, department and specialty stores in the United States. In 1998, new license arrangements with Trendex, Inc., Aspen Marketing, Inc., International Masters Publishing, Inc. and Pour le Bebe, Inc. were added. Trendex will manufacture and market a line of kitchen and table linens under the ONEIDA name to mass market, department and specialty stores in the United
States and Canada. Sales of ONEIDA linens under the Trendex license are expected to commence in the Fall of 1999. Aspen Marketing will import and market various small gift items under the ONEIDA name for use as promotional incentives primarily in the beauty industry in the United States. Sales of ONEIDA gifts under the Aspen license are expected to commence in the Fall of 1999. International Masters will import and market porcelain dinnerware under the ONEIDA name through mail order and direct response channels worldwide.
Sales of ONEIDA dinnerware under the International Masters license are expected to commence in the Spring of 1999. Finally, the Pour le Bebe agreement allows the Corporation to market a line of flatware, dinnerware and glassware under the GUESS HOME COLLECTION name to department stores in the United States and Canada. The Corporation plans to begin selling its GUESS HOME COLLECTION line in the Summer of 1999. Neither the terms nor the effects of the Trendex, Aspen Marketing, International Masters or Pour le Bebe license agreements are material.

Seasonality of Business.
Although consumer operations normally do a greater volume of business during October, November and December, primarily because of holiday-related orders for metalware, dinnerware and glassware products, the total metalware, dinnerware and glassware businesses are not considered seasonal.

Customer Dependence.
No material part of the Corporation's business is dependent upon a single customer, the loss of which would have a materially adverse effect. Sufficient inventories of metalware, dinnerware, glassware and other products are maintained by the Corporation to respond promptly to orders.

Backlog Orders.
Tableware operations had order backlogs of $15,500,000 as of April 14, 1999 and $15,347,000 as of April 4, 1998. This backlog is expected to be filled during the current fiscal year, principally in the first quarter. The amount of backlog is reasonable for the tableware industry.

Market Conditions and Competition.
The Corporation is the only domestic manufacturer of a complete line of stainless steel, silverplated and sterling flatware. The Corporation believes that it is the largest producer of stainless steel and silverplated flatware in the world. The recent additions of consumer dinnerware and a full crystal and glass line make the Corporation a truly complete tableware supplier. The Corporation faces competition from several domestic companies that market both imported and domestically manufactured lines and from hundreds of importers engaged exclusively in marketing foreign-made tableware products. In recent years there is also competition from department and specialty stores and foodservice establishments that import foreign-made tableware products under their own private labels for their sale or use. The Corporation strives to maintain its market position through product and design innovation and diversity.

The metalware, dinnerware and glassware businesses are each highly competitive. The principal factors affecting domestic consumer competition are design, price and quality. Other factors that have an effect on consumer competition are availability of replacement pieces and product warranties. In the opinion of the Corporation, no one factor is dominant, and the significance of the different competitive factors varies from customer to customer.

The principal factors affecting domestic foodservice competition are price, service and quality. The Corporation's foodservice products and service are highly regarded in this industry, and it is one of the largest sources of commercial china dinnerware and stainless steel and silverplated tableware in the United States.

The principal factor affecting international competition is brand recognition. Other factors affecting the Corporation's participation in the international market include competition with local suppliers and high import duties, both of which increase the Corporation's costs relative to local producers.

Research and Development.
The Corporation places a considerable emphasis on excellence in development and design. To achieve this end the Corporation maintains full time in-house design and engineering departments which continuously develop, test and improve products and manufacturing methods. During 1998, the Corporation significantly expanded its in-house design department from 9 designers to 12. Independent designers and collaborative efforts with other companies contribute to the Corporation's emphasis on development and design. The Corporation's actual expenditures on research and development activities during the past three fiscal years, however, have not been material.

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

Employment.
The Corporation and its subsidiaries employed approximately 3,640 employees in domestic operations and 1,370 employees in foreign operations as of March 1, 1999. The Corporation maintains positive relations with its domestic and foreign employees. With the exception of its Buffalo China, Inc. subsidiary, the Corporation's facilities are not unionized. The employees of Buffalo China Inc.'s manufacturing facility in Buffalo, New York are represented by the Glass, Molders, Pottery, Plastics & Allied Workers International Union AFL-CIO, CLC and its local union No. 76A. The current collective bargaining agreement between Buffalo China, Inc. and the Glass, Molders, Pottery, Plastics & Allied Workers International Union AFL-CIO, CLC and its local union No. 76A expires on July 31, 2003. The Corporation has experienced no work stoppages or strikes in the past five years.

On January 4, 1999, the Corporation announced a restructuring program that included a voluntary early retirement program for the Corporation's Silversmiths Division as well as the elimination of approximately 60 positions throughout the Corporation's Silversmiths Division and Kenwood Silver Company, Inc. subsidiary. On March 31, 1999 this restructuring program was expanded to include the elimination of approximately 200 additional positions worldwide, including 150 positions at the Corporation's Oneida Canada, Limited subsidiary by September 1999.

Year 2000.
Year 2000 issues relate to the ability of computer systems to distinguish data which contains dates beyond December 31, 1999. The Corporation has created and is in the process of implementing a comprehensive Year 2000 compliance plan. The Corporation holds regular compliance meetings to receive information and input from all of the Corporation's main operating areas.

As part of its compliance plan the Corporation has reviewed all of its software and information processing systems and identified date sensitive functions. The Corporation began testing those systems for Year 2000 compliance in January 1999. Testing is expected to be complete by mid-summer 1999. Any systems found to be noncompliant will be modified to ensure that they operate properly prior to the Year 2000. The Corporation's main accounting, logistics, warehouse management and payroll systems have been Year 2000 compliant since their installations over the past several years. The Corporation's other major computer systems have been Year 2000 compliant since December 1998, having been modified, upgraded or replaced during the past year. Finally, the Corporation's more minor computer systems will be Year 2000 compliant by July 1999.

To date, the Corporation has identified and contacted its major customers, suppliers, service providers and business partners. Each of these entities received a letter informing them of the Corporation's plans and state of readiness and asking that they in turn share their own Year 2000 plans by returning a questionnaire to the Corporation. In addition to its compliance plan, the Corporation will develop a contingency plan based upon the outcomes of the systems tests that will be conducted during the first quarter of 1999.

The Corporation believes it is devoting appropriate resources to resolve its Year 2000 issues in a timely manner and believes that its compliance program will result in all internal systems being prepared for Year 2000 processing. The compliance plan is proceeding on schedule and to date no unforeseen difficulties have arisen. Based upon the work performed to date, the Corporation presently believes that the likelihood of the Year 2000 having a material result on its operations, liquidity or financial position is remote. The Corporation estimates that its direct Year 2000 compliance costs will not exceed $500,000, of which to date approximately $300,000 has been incurred and expensed.

Notwithstanding the foregoing, the Corporation could be adversely affected if its customers, suppliers, service providers, business partners and/or governmental agencies continue to utilize systems that are not Year 2000 compliant. This could affect, among other things, the Corporation's ability to purchase raw materials, receive orders for and ship its products and transact business with is financial institutions, which could constitute a material and immeasurable financial risk to the Corporation.

Forward Looking Information.
With the exception of historical data, the information contained in this Form 10-K, as well as those other documents incorporated by reference herein, is forward-looking. For the purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Corporation cautions readers that changes in certain factors could affect the Corporation's future results and could cause the Corporation's future consolidated results to differ materially from those expressed herein. Such factors include, but are not limited to: general economic conditions in the Corporation's markets; difficulties or delays in the development, production and marketing of new products; the impact of competitive products and pricing; certain assumptions related to consumer purchasing patterns; significant increases in interest rates or the level of the Corporation's indebtedness; major slowdowns in the retail, travel or entertainment industries; the loss of several of the Corporation's major consumer and/or foodservice customers; underutilization of the Corporation's plants and factories; the amount and rate of growth of the Corporation's selling, general and administrative expenses; and the inability of the Corporation or its customers, suppliers, service providers or business partners, as well as governmental agencies, to resolve Year 2000 issues in a timely manner.

ITEM 2.  PROPERTIES.

The principal properties of the Corporation and its subsidiaries are situated at the following locations and have the following characteristics:

                                                      Approximate Square Footage

Ontario, California          Warehouse                                 206,240

Buffalo, New York            Manufacturing China                       257,000

Buffalo,  New  York          Office, Warehouse and China
                             Decorating Facility                       203,000

Buffalo, New York            Office and Warehouse                       82,000

Oneida, New York             Executive Administrative Offices           95,000

Sherrill, New York           Manufacturing Stainless Steel,
                             Silverplated and Sterling
                             Flatware and Holloware                  1,082,000

Sherrill, New York           Manufacturing Knives                      135,000

Nashville, Tennessee         Warehouse                                 157,930

Melbourne, Australia         Office, Warehouse and China
                             Decorating and Silver Plating
                             Facility                                   60,000

Niagara Falls, Ontario,      Manufacturing Stainless Steel and
Canada,                      Silverplated Flatware                     120,000

Niagara Falls, Ontario,
Canada,                      Warehouse                                  28,475

Bangor, N. Ireland           Office and Warehouse                       32,000

Vercelli, Italy              Office, Warehouse and Manufacturing
                             Stainless Steel Holloware                  84,000

Juarez, Mexico               Manufacturing Bisque China                 65,000

Toluca, Mexico               Manufacturing Stainless Steel
                             Flatware                                   75,000

All of these buildings are owned by the Corporation with the following exceptions:

    The Buffalo, New York manufacturing property is subject to a mortgage in the principal amount of approximately $531,000 covering both real property and equipment to secure a like amount of Industrial Revenue Bonds. Pursuant to the terms of a Lease Agreement dated February 1, 1980, the real property is leased by Buffalo China from the Erie County Industrial Development Agency for a term of twenty years, upon the expiration of which the property will be conveyed back to Buffalo China.

    The offices and warehouses in Ontario, California; Nashville, Tennessee; Melbourne, Australia; Niagara Falls, Canada; and Bangor, Northern Ireland are leased.

In addition to the land primarily associated with its manufacturing operations, the Corporation owns approximately 500 additional acres in the cities of Sherrill and Oneida and the town of Vernon, New York.

The Corporation leases sales offices and/or showrooms in New York City; Melville, New York; Dallas; Atlanta; Miami; London, England; Vercelli, Italy; and Sydney, Australia. The Corporation and its subsidiaries lease warehouse space in various locations throughout the United States. The Corporation also leases retail outlet space through its wholly-owned subsidiary, Kenwood Silver Company, Inc., in various locations throughout the United States.

In March 1998, the Corporation's Buffalo China subsidiary began construction of a $10 million, 203,000 square foot expansion adjacent to Buffalo China's existing manufacturing facility. The expansion includes a 173,000 square foot warehouse to headquarter the Corporation's foodservice dinnerware distribution operations and a 30,000 square foot decorating center for custom and small-order dinnerware patterns. The expansion is now fully operational.

In the Spring of 1999, the Corporation expects to begin construction of a $10 million, 206,000 square foot expansion on a site next to the Corporation's main manufacturing facility in Sherrill, New York. The expansion will include the Corporation's various distribution operations, warehousing and related office space. The expansion is expected to be fully operational by February 2000.

All of the Corporation's buildings are located on sufficient property to accommodate any further expansion or development planned over the next five years. The properties are served adequately by transportation facilities, are well maintained and are adequate for the purposes for which they are intended and used.


ITEM 3.  LEGAL PROCEEDINGS.

On December 8, 1998, the Oneida Indian Nation of New York, the Oneida Tribe of Indians of Wisconsin and the Oneida of the Thames, as Plaintiffs, along with The United States of America, as Intervenor, moved to amend their Complaint filed on May 3, 1974 in the United States District Court for the Northern District of New York against the Counties of Oneida and Madison, New York. The Amended Complaint seeks to add the State of New York, New York State Thruway Authority, Utica-Rome Motorsports, Inc., Niagara Mohawk Power Corporation and the Oneida Valley National Bank, individually and as representatives of the class of similarly situated private landowners in Madison and Oneida Counties. The Complaint alleges that during the nineteenth century the Oneidas' lands were improperly transferred. The Oneidas seek title to the property as well as monetary damages. The Corporation's headquarters and main manufacturing and distribution facilities are located within this land claim area. The Corporation filed a motion to intervene with the United States District Court for the Northern District of New York on February 26, 1999. The Judge's decision on whether private landowners will be added as Defendants is expected in the Spring of 1999.

In addition to the foregoing, the Corporation is involved in various routine legal proceedings incidental to the operation of its business. Other than as discussed herein, the Corporation's Management does not believe there is any ongoing or pending litigation with a possible material effect on the financial position of the Corporation.


ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF STOCKHOLDERS.

None.

                             PART  II

Information required to be furnished under Items 5 through 9 of this Part is set forth in, and incorporated by reference to, the Corporation's Annual Report to Stockholders for the year ended January 30, 1999, at the respective pages indicated.


ITEM 5. MARKET FOR THE CORPORATION'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

Page 30 of the Corporation's Annual Report.


ITEM 6.  SELECTED FINANCIAL DATA.

Page 31 of the Corporation's Annual Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Pages 28 through 30 of the Corporation's Annual Report.


ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

Pages 13 through 31 of the Corporation's Annual Report.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Pages 13 through 31 of the Corporation's Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                             PART III

Information required to be furnished under Items 10 through 13 of this Part is set forth in, and incorporated by reference to, the Corporation's definitive Proxy Statement dated April 23, 1999 (File 1-5452), at the respective pages indicated.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Pages 2 through 4 of the Corporation's definitive Proxy Statement.

Executive Officers of the Registrant

As of March 26, 1999, the persons named below are the executive officers of the Corporation and all have been elected to serve in the capacities indicated at the pleasure of the Oneida Ltd. Board of Directors. No family relationships exist among any of the executive officers named, nor is there any arrangement or understanding pursuant to which any person was selected as an officer.

Name, Age and Positions               Principal Business Affiliations
   with Corporation                       During Past Five Years

Thomas A. Fetzner, 51                  Mr. Fetzner has been Vice President
    Vice President and                 and Corporate Controller for more than
    Corporate Controller               the past five years.

J. Peter Fobare, 49                    Mr. Fobare has been Senior Vice President
    Senior Vice President              and General Manager of the Consumer
    and General Manager Consumer       Retail Division for more than the past
    Retail Division and a              five years.  In April 1999, Mr. Fobare
    Director                           assumed responsibility for the Consumer
                                       Direct Division.

Peter J. Kallet, 52                    Mr. Kallet was elected Chief Executive
    President and Chief                Officer in December 1998. Mr. Kallet had
    Executive Officer and a            been President and Chief Operating
    Director                           Officer since January 1996. Prior to
                                       1996, Mr. Kallet had been Senior Vice
                                       President and General Manager of the
                                       Oneida Foodservice Division.

William D. Matthews, 64                Mr. Matthews has been Chairman of the
    Chairman of the Board              Board for more than the past five years.

Catherine H. Suttmeier, 42             Ms. Suttmeier has been Vice President,
    Vice President, Secretary          Secretary and General Counsel for more
    and General Counsel and a          than the past five years.
    Director

Edward W. Thoma, 53                    Mr. Thoma has been Senior Vice President,
    Senior Vice President,             Finance for more than the past five
    Finance                            years.


ITEM 11. EXECUTIVE COMPENSATION.

Pages 7 through 13 of the Corporation's definitive Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Pages 1 and 5 of the Corporation's definitive Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Pages 1 through 5 of the Corporation's definitive Proxy Statement.


                             PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      1.   Financial statements incorporated by reference from the
              Corporation's 1999 Annual Report to Stockholders and filed as part of this Report:

                   Consolidated Statements of Operations for the fiscal years ended 1999, 1998 and 1997 (page 13 of the Corporation's Annual Report).

                   Consolidated Balance Sheets for the fiscal years ended 1999 and 1998 (pages 14 and 15 of the Corporation's Annual Report).

                   Consolidated Statements of Changes in Stockholders' Equity for the fiscal years ended 1999, 1998 and 1997 (page 16 of the Corporation's Annual Report).

                   Consolidated Statements of Cash Flows for the fiscal years ended 1999, 1998 and 1997 (page 17 of the Corporation's Annual
                   Report).

                   Notes to Consolidated Financial Statements (pages 18 through 26 of the Corporation's Annual Report).

                   Independent Auditor's Report (page 27 of the Corporation's Annual Report).

         2.   Financial Statement Schedule:

                   Schedule II, Valuation and Qualifying Accounts, for fiscal years ended 1999, 1998 and 1997 (page 17 of this Report).

                   Independent Auditor's Report on Financial Statement Schedules (page 16 of this Report).

All other schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements submitted.

         3.   Exhibits:
                   (3) The Corporation's Restated Certificate of Incorporation, as amended, and By-Laws.

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

                          First Amendment to the January 1, 1992 Note Agreement
between Oneida Ltd., Allstate Life Insurance and Pacific Mutual Life Insurance Company, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 25, 1997. The First Amendment to Note Agreement is dated November 26, 1996, and was executed by Oneida Ltd., Allstate Life Insurance and Pacific Mutual Life Insurance Company.

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

                          Waiver and Amendment No. 4 to the January 19, 1996
Revolving Credit Agreement between Oneida Ltd., The Chase Manhattan Bank, N.A., Chemical Bank and NationsBank, N.A. The Waiver and Amendment No.4 is dated September 14, 1998, and was executed by Oneida Ltd., The Chase Manhattan Bank (successor to The Chase Manhattan Bank, N.A. and Chemical Bank), NationsBank, N.A. and Marine Midland Bank.

                          Waiver to the January 19, 1996 Revolving Credit
Agreement between Oneida Ltd., The Chase Manhattan Bank, N.A., Chemical Bank and NationsBank, N.A. The Waiver is dated December 10, 1998, and was executed by The Chase Manhattan Bank (successor to The Chase Manhattan Bank, N.A. and Chemical Bank), NationsBank, N.A. and Marine Midland Bank.

                          Amendment No. 5 to the January 19, 1996 Revolving
Credit Agreement between Oneida Ltd., The Chase Manhattan Bank, N.A., Chemical Bank and NationsBank, N.A. Amendment No.5 is dated February 19, 1999, and was executed by Oneida Ltd., The Chase Manhattan Bank (successor to The Chase Manhattan Bank, N.A. and Chemical Bank), NationsBank, N.A. and Marine Midland Bank.

                      (b) Shareholder Rights Agreement dated December 13, 1989, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 28, 1995. Assignment and Assumption Agreement dated November 1, 1991, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 28, 1995.

                  (10)(a) Employment Agreements with two executive employees of the Corporation dated July 26, l989, which are incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 28, 1995. Employment Agreement with one executive employee of the Corporation dated March 29, l995, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 27, 1996. Employment agreements with two executive employees of the Corporation dated February 28, 1996, which are incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 25, 1997. Employment Agreements with four executive employees of the Corporation dated February 25, l998, which are incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 31, 1998.

                      (b) Oneida Ltd. Management Incentive Plan adopted by the Board of Directors on February 24, 1988, as amended, which provides for the payment of bonus awards to certain executive and management employees.

                      (c) Oneida Ltd. 1998 Stock Option Plan adopted by the Board of Directors and approved by stockholders on May 27, 1998.

                      (d) Oneida Ltd. 1998 Non-Employee Director Stock Option Plan adopted by the Board of Directors and approved by stockholders on May 27, 1998.

                      (e) Oneida Ltd. Employee Security Plan adopted by the Board of Directors on July 26, 1989, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 28, 1995.

                      (f) Oneida Ltd. Restricted Stock Award Plan adopted by the Board of Directors on November 29, 1989 and approved by stockholders on May 30, 1990, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 27, 1996.

                      (g) Oneida Ltd. Deferred Compensation Plan for Key Employees adopted by the Board of Directors on October 27, 1993 and restated effective August 1, 1997.

                  (13) Portions of the Oneida Ltd. Annual Report to Stockholders for the fiscal year ended January 30, 1999, which have been incorporated by reference in this Form 10-K.

                  (22)    Subsidiaries of the Registrant.

(b) During the quarter ended January 30, 1999 no Reports on Form 8-K were filed by the Registrant.

                             SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      ONEIDA  LTD.

                                                      By:  /s/ PETER J. KALLET
                                                           Peter J. Kallet
                                                           President and Chief
                                                           Executive Officer

March 31, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                         Title                         Date

Principal Executive Officer

/s/ PETER J. KALLET          President and Chief Executive      March 31, 1999
    Peter J. Kallet          Officer

Principal Financial Officer

/S/ EDWARD W. THOMA          Senior Vice President, Finance     March 31, 1999
    Edward W. Thoma

Principal Accounting Officer

/s/ THOMAS A. FETZNER        Vice President and Corporate       March 31, 199
    Thomas A. Fetzner        Controller


The Board of Directors

/s/ WILLIAM F. ALLYN         Director                           March 31, 1999
    William F. Allyn

/s/ R. QUINTUS ANDERSON      Director                           March 31, 199
    R. Quintus Anderson

/s/ GEORGIA S. DERRICO       Director                           March 31, 1999
    Georgia S. Derrico

/s/ J. PETER FOBARE          Director                           March 31, 1999
    J. Peter Fobare

/s/ GREGORY M. HARDEN        Director                           March 31, 1999
    Gregory M. Harden

/s/ PETER J. KALLET          Director                           March 31, 1999
    Peter J. Kallet

/s/ WILLIAM D. MATTHEWS      Director                           March 31, 1999
    William D. Matthews

/s/ WHITNEY D. PIDOT         Director                           March 31, 1999
    Whitney D. Pidot

/s/ RAYMOND T. SCHULER       Director                           March 31, 1999
    Raymond T. Schuler

/s/ CATHERINE H. SUTTMEIER   Director                           March 31, 1999
    Catherine H. Suttmeier

/s/ WILLIAM M. TUCK          Director                           March 31, 1999
    William M. Tuck

                      INDEPENDENT AUDITOR'S REPORT
                    ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors and Stockholders of Oneida Ltd.

    Our report on the consolidated financial statements of Oneida Ltd. has been incorporated by reference in this Form 10-K from page 27 of the 1999 Annual Report to Stockholders of Oneida Ltd. In connection with our audits of such financial statements, we have also audited the related financial statement schedule contained on page 17 of this Form 10-K.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included herein.


                                                 PRICEWATERHOUSECOOPERS


/s/ PricewaterhouseCoopers LLP

Syracuse, New York
February 24, 1999






                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

    We consent to the incorporation by reference in the registration statements of Oneida Ltd. on Form S-8 (File Nos. 2-84304, 33-49462, 333-10795 and
333-66425) and Form S-3 (File No. 33-64608) our report dated February 24, 1999 on our audits of the consolidated financial statements and financial statement schedules of Oneida Ltd. as of January 30, 1999 and January 31, 1998, and for each of the three years in the period ended January 30, 1999 which reports are either included or incorporated by reference in this Annual Report on Form 10-K.


                                                 PRICEWATERHOUSECOOPERS


/s/ PricewaterhouseCoopers LLP

 Syracuse, New York
 April 30,  1999

                                                                SCHEDULE II

                           ONEIDA LTD.
                  AND CONSOLIDATED SUBSIDIARIES
                VALUATION AND QUALIFYING ACCOUNTS
         FOR THE YEARS ENDED JANUARY 1999, 1998 AND 1997
                           (Thousands)

         Column A             Column B     Column C   Column D     Column E

                                           Additions
                               Balance      Charged                 Balance
                                 at           to                      at
                              Beginning     Cost and                 End of
        Description               of        Expenses   Deduction     Period
                                Period
YEAR ENDED JANUARY  30, 1999:
    Reserves deducted from
    assets to which they apply:
         Doubtful accounts
         receivable..........     $1,896     $1,238     $1,614<F1>     $1,520
         Inventory reserves..     $    0     $1,466                    $1,466
    Other reserves:
         Rebate program......     $  365     $1,935     $2,300<F2>     $    0


YEAR ENDED JANUARY  31, 1998:
    Reserves deducted from
    assets to which they apply:
         Doubtful accounts
         receivable..........     $1,797     $1,751     $1,652<F1>     $1,896
    Other reserves:
         Rebate program......     $  358     $2,472     $2,465<F2>     $  365


YEAR ENDED JANUARY  25, 1997:
    Reserves deducted from
    assets to which they apply:
         Doubtful accounts
         receivable..........     $1,398     $1,087     $  688<F1>     $1,797
    Other reserves:
         Rebate program......     $  434     $1,641     $1,717<F2>     $  358

<F1> Adjustments and doubtful accounts written off.
<F2> Payments under rebate program.

                             Index to Exhibits

Exhibits:

    (3) The Corporation's Restated Certificate of Incorporation, as amended, and By-Laws.

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

           First Amendment to the January 1, 1992 Note Agreement between Oneida Ltd., Allstate Life Insurance and Pacific Mutual Life Insurance Company, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 25, 1997. The First Amendment to Note Agreement is dated November 26, 1996, and was executed by Oneida Ltd., Allstate Life Insurance and Pacific Mutual Life Insurance Company.

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

           Waiver and Amendment No. 4 to the January 19, 1996 Revolving Credit Agreement between Oneida Ltd., The Chase Manhattan Bank, N.A., Chemical Bank and NationsBank, N.A. The Waiver and Amendment No.4 is dated September 14, 1998, and was executed by Oneida Ltd., The Chase Manhattan Bank (successor to The Chase Manhattan Bank, N.A. and Chemical Bank), NationsBank, N.A. and Marine Midland Bank.

           Waiver to the January 19, 1996 Revolving Credit Agreement between Oneida Ltd., The Chase Manhattan Bank, N.A., Chemical Bank and NationsBank, N.A. The Waiver is dated December 10, 1998, and was executed by The Chase Manhattan Bank (successor to The Chase Manhattan Bank, N.A. and Chemical Bank), NationsBank, N.A. and Marine Midland Bank.

           Amendment No. 5 to the January 19, 1996 Revolving Credit Agreement between Oneida Ltd., The Chase Manhattan Bank, N.A., Chemical Bank and NationsBank, N.A. Amendment No.5 is dated February 19, 1999, and was executed by Oneida Ltd., The Chase Manhattan Bank (successor to The Chase Manhattan Bank, N.A. and Chemical Bank), NationsBank, N.A. and Marine Midland Bank.

       (b) Shareholder Rights Agreement dated December 13, 1989, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 28, 1995. Assignment and Assumption Agreement dated November 1, 1991, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 28, 1995.

   (10)(a) Employment Agreements with two executive employees of the Corporation dated July 26, l989, which are incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 28, 1995. Employment Agreement with one executive employee of the Corporation dated March 29, l995, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 27, 1996. Employment agreements with two executive employees of the Corporation dated February 28, 1996, which are incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 25, 1997. Employment Agreements with four executive employees of the Corporation dated February 25, l998, which are incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 31, 1998.

       (b) Oneida Ltd. Management Incentive Plan adopted by the Board of Directors on February 24, 1988, as amended, which provides for the payment of bonus awards to certain executive and management employees.

       (c) Oneida Ltd. 1998 Stock Option Plan adopted by the Board of Directors and approved by stockholders on May 27, 1998.

       (d) Oneida Ltd. 1998 Non-Employee Director Stock Option Plan adopted by the Board of Directors and approved by stockholders on May 27, 1998.

       (e) Oneida Ltd. Employee Security Plan adopted by the Board of Directors on July 26, 1989, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 28, 1995.

       (f) Oneida Ltd. Restricted Stock Award Plan adopted by the Board of Directors on November 29, 1989 and approved by stockholders on May 30, 1990, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 27, 1996.

       (g) Oneida Ltd. Deferred Compensation Plan for Key Employees adopted by the Board of Directors on October 27, 1993 and restated effective August 1, 1997.

   (13) Portions of the Oneida Ltd. Annual Report to Stockholders for the fiscal year ended January 30, 1999, which have been incorporated by reference in this Form 10-K.

   (22)    Subsidiaries of the Registrant.