Form 10-Q
period 1999-05-01
ONEIDA LTD
filed 1999-06-15
CIK 74585

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

                   For the quarterly period ended May 1, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 14, 1999: 16,701,633.

                                  ONEIDA LTD.
                                   FORM 10-Q
                      FOR THE THREE MONTHS ENDED May 1, 1999

                                     INDEX





PART I  FINANCIAL INFORMATION

        Consolidated Statement of Operations

        Consolidated Balance Sheet

        Consolidated Statement of Changes in Stockholders' Equity

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


                                                                   FOR THE
                                                              THREE MONTHS ENDED

      (Thousands except per                                   MAY 1,     MAY 2,
       share amounts)                                          1999       1998
                                                              -------    -------
      NET SALES.................................             $118,039   $107,015
      COST OF SALES.............................               71,123     65,436
      INVENTORY WRITEDOWN (Note 3)..............                3,000
                                                              -------    ------
      GROSS MARGIN..............................               43,916     41,579
      OPERATING REVENUES........................                  318
                                                              -------    -------
                                                               44,234     41,579
                                                              -------    -------

      OPERATING EXPENSES:
        Selling, advertising and
          distribution..........................               23,203     20,926
        General and administrative..............               10,381      9,702
        Restructuring and unusual costs
          (NOTE 3)..............................               32,800
                                                              -------   --------
          Total.................................               66,384     30,628
                                                              -------   --------
      INCOME (LOSS) FROM OPERATIONS ............              (22,150)    10,951
      OTHER EXPENSE.............................                   52        136
      INTEREST EXPENSE..........................                2,650      1,820
      INCOME (LOSS)                                           --------  --------
        BEFORE INCOME TAXES.....................              (24,852)     8,995

      PROVISION (CREDIT) FOR INCOME TAXES.......               (6,421)     3,440
                                                              --------  --------
      NET INCOME (LOSS).........................             ($18,431)    $5,555
                                                              ========  ========
      EARNINGS PER SHARE OF COMMON STOCK:
        Net income:
          Basic.................................               ($1.11)     $0.33
          Diluted...............................                (1.11)      0.32
      SHARES USED IN PER SHARE DATA:
          Basic.................................               16,560     16,657
          Diluted...............................               16,686     17,097

      CASH DIVIDENDS DECLARED...................                $0.10      $0.10

      See notes to consolidated financial statements.

                                      ONEIDA LTD.
                             CONSOLIDATED BALANCE SHEET
                          MAY 1, 1999 AND JANUARY 30, 1999


                                                                (Thousands)
                                                             MAY 1,     JAN 30,
                                                              1999       1999
                                                            -------     -------
    ASSETS

    CURRENT ASSETS:
     Cash...............................................     $4,309      $1,913
     Accounts receivable, net of allowance for
     doubtful accounts of $1,655,000 and $1,520,000.....     79,758      72,919
     Other accounts and notes receivable................      2,078       2,777
     Inventories:
      Finished goods....................................    170,528     160,888
      Goods in process..................................     13,742      14,339
      Raw materials and supplies........................     14,139      14,885
     Other current assets...............................     11,071       8,217
                                                            -------     -------
        Total current assets............................    295,625     275,938
                                                            -------     -------

    PROPERTY, PLANT AND EQUIPMENT-At cost:
     Land and buildings.................................     55,998      56,378
     Machinery and equipment............................    162,517     161,660
                                                            -------     -------
        Total...........................................    218,515     218,038
     Less accumulated depreciation......................    125,634     123,010
                                                            -------     -------
        Property, plant and equipment-net...............     92,881      95,028
                                                            -------     -------
    OTHER ASSETS:
     Intangible assets - net............................     29,727      39,202
     Other assets.......................................     34,383      31,900
                                                            -------     -------
      TOTAL.............................................   $452,616    $442,068
                                                            =======     =======

    See notes to consolidated financial statements.


                                      ONEIDA LTD.
                             CONSOLIDATED BALANCE SHEET
                          MAY 1, 1999 AND JANUARY 30, 1999


                                                               (Thousands)
                                                            MAY 1,     JAN 30,
                                                             1999        1999
                                                            -------     -------
    LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES:
     Short-term debt....................................    $77,305     $56,060
     Accounts payable...................................     27,533      26,638
     Accrued liabilities................................     55,040      40,295
     Accrued income taxes...............................      2,179       6,388
     Dividends payable..................................      1,688       1,701
     Current installments of long-term debt.............      4,794       4,790
                                                            -------     -------
        Total current liabilities.......................    168,539     135,872
                                                            -------     -------
    LONG-TERM DEBT......................................     89,481      89,605
                                                            -------     -------
    OTHER LIABILITIES:
     Accrued postretirement liability...................     54,681      54,264
     Accrued pension  liability.........................      9,613       9,584
     Other liabilities..................................     11,479      12,495
                                                            -------     -------
        Total...........................................     75,773      76,343
                                                            -------     -------
    STOCKHOLDERS' EQUITY:
     Cumulative 6% preferred stock; $25 par
      value; authorized 95,660 shares, issued 87,013
      and 87,411 shares, respectively;
      callable at $30 per share.........................     2,175       2,185
     Common stock $1 par value; authorized
      48,000,000 shares, issued 17,500,230
      and 17,423,478 shares, respectively...............     17,500      17,423
     Additional paid-in capital.........................     80,530      79,737
     Retained earnings..................................     45,760      65,870
     Accumulated other comprehensive income.............    (11,115)    (11,079)
     Less cost of common stock held in
      treasury; 868,084 and 816,284 shares,
      respectively......................................    (14,593)    (13,888)
      Less unallocated ESOP shares of common
      stock of 78,793 ..................................     (1,434)
                                                            -------     -------
        Stockholders' Equity............................    118,823     140,248
                                                            -------     -------
         TOTAL..........................................   $452,616    $442,068
                                                            =======     =======

    See notes to consolidated financial statements.

                                   ONEIDA LTD.
                       CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
               FOR THE QUARTERS ENDED MAY 1, 1999 AND MAY 2, 1998


                                                                      Additional
                                    Comp.  Common  Common  Preferred   Paid-in
                                   Income  Shares  Stock    Stock      Capital
                                   -------------------------------------------
    Balance at January 31, 1998...         17,091  $17,091  $2,200    $76,007
    Stock plan activity, net......            151      151              1,859
    Cancelled stock...............                              (1)         1
    Net income.................... $5,555
    Other comprehensive income....   (806)
                                   ------
    Comprehensive income.......... $4,749
                                   ======
                                            ----------------------------------
    Balance May 2, 1998...........          17,242  $17,242  $2,199    $77,867
                                            ==================================

                                                                     Additional
                                    Comp.  Common  Common  Preferred   Paid-in
                                   Income  Shares  Stock    Stock      Capital
                                  ---------------------------------------------
    Balance at January 30, 1999.           17,423  $17,423  $2,185     $79,737
    Stock plan activity, net....               82       82                 788
    Purchase/retirement of
      treasury stock, net.......                               (10)          4
    Cancelled stock.............               (5)      (5)                  1
    Net loss.................... ($18,431)
    Other comprehensive income..      (36)
                                  -------
    Comprehensive income........ ($18,467)
                                  =======
                                           ------------------------------------
    Balance May 1, 1999.........           17,500  $17,500  $2,175     $80,530
                                           ====================================


    continued
                                             Accumulated
                                   Retained  Other Comp.  Treasury  Unallocated
                                   Earnings    Income       Stock      ESOP
                                    -------------------------------------------
    Balance at January 31, 1998..   $54,620    ($8,669)    ($5,632)    ($360)
    Cash dividends declared
         ($.10 per share)........   (1,716)
    Net income...................    5,555
    Other comprehensive income...                 (806)
    ESOP activity, net...........                                     (1,422)
                                    -------------------------------------------
    Balance May 2, 1998..........   $58,459    ($9,475)    ($5,632)  ($1,782)
                                    ===========================================









                                             Accumulated
                                   Retained  Other Comp.  Treasury  Unallocated
                                   Earnings    Income       Stock      ESOP
                                    -------------------------------------------
    Balance at January 30, 1999     $65,870   ($11,079)  ($13,888)     -
    Purchase/retirement of
         treasury stock, net..                               (705)
    Cash dividends declared
         ($.10 per share)....        (1,679)
    Net loss.................       (18,431)
    Other comprehensive income..                   (36)
    ESOP activity, net.........                                       (1,434)
                                    -------------------------------------------
    Balance May 1, 1999             $45,760   ($11,115)  ($14,593)   ($1,434)
                                    ===========================================

                                    ONEIDA LTD.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                           MAY 1, 1999 and MAY 2, 1998
                                  (In Thousands)
                                                                   FOR THE
                                                             THREE MONTHS ENDED
                                                               MAY 1,    MAY 2,
                                                                1999      1998
                                                              -------   -------
    CASH FLOW FROM OPERATING ACTIVITIES:
      Net income .......................................     ($18,431)   $5,555
      Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
       Depreciation.....................................        2,645     3,681
       Impairment of long-term assets...................       15,000
       Amortization of intangibles......................          721       783
       Deferred taxes and other non-cash
          charges and credits...........................        1,609       872
       Increase in operating assets:
          Receivables...................................       (6,140)   (5,331)
          Inventories...................................      (11,298)  (17,598)
          Other current assets..........................       (2,854)   (1,177)
          Other assets..................................       (1,100)     (653)
       Increase in accounts payable.....................          894     1,496
       Increase (decrease) in accrued liabilities.......        9,734    (1,810)
                                                              -------   -------
          Net cash used in operating activities.........       (9,220)  (14,182)
                                                              -------   -------
    CASH FLOW FROM INVESTING ACTIVITIES:
      Property, plant and equipment expenditures........       (4,344)   (3,638)
      Minority interest.................................       (1,424)       18
      Retirement of property, plant and equipment.......          736       151
      Other, net........................................       (1,482)       16
                                                              -------   -------
          Net cash used in investing activities.........       (6,514)   (3,453)
                                                              -------   -------
    CASH FLOW FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock............          868     1,834
      Issuance of restricted stock plan shares..........                    178
      Purchase of treasury stock........................         (715)       (1)
      Purchase/(allocation) of ESOP shares - net........       (1,434)   (1,422)
      Proceeds from short-term debt - net...............       21,245    22,285
      Payment of long-term debt.........................         (222)     (237)
      Proceeds from long-term debt......................          102       510
      Dividends paid....................................       (1,678)   (1,716)
                                                              -------   -------
          Net cash provided by financing activity              18,166    21,431
                                                              -------   -------
    EFFECTS OF EXCHANGE RATE CHANGES ON CASH............          (36)     (806)
                                                              -------   -------
    NET INCREASE IN CASH................................        2,396     2,990
    CASH AT BEGINNING OF YEAR...........................        1,913     3,095
                                                              -------   -------
    CASH AT END OF PERIOD...............................       $4,309    $6,085
                                                              =======   =======
    Supplemental Cash Flow Disclosures:
     Interest paid .....................................       $2,179    $1,715
     Income taxes paid..................................        1,083     1,364

    See notes to consolidated financial statements.

                                  ONEIDA LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Thousands)

1. The statements for the three months ended May 1, 1999 and May 2, 1998 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended May 1, 1999 are not necessarily indicative of the results of operations to be expected for the year ending January 29, 2000. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended in January 1999 and 1998 included in the Company's January 30, 1999 Annual Report to the Securities and Exchange Commission on Form 10-K.

2. The provision for income taxes is based on pre-tax income for financial statement purposes with an appropriate deferred tax provision to give effect to changes in temporary differences between the financial statements and tax bases of assets and liabilities. The temporary differences arise principally from restructuring charges, postretirement benefits, depreciation and other employee benefits. The principal reason for the difference in income taxes computed using the federal statutory rate and income taxes as recorded for the quarter ended May 1, 1999 was non-deductibility of the foreign goodwill writedown described below in Note 3.

3. In the quarter ended May 1, 1999, the Company recorded a $35,800 charge for restructuring and other unusual items. This total includes $3,000 of inventory writedowns due to discontinuing certain product lines, $11,000 of charges related to operations restructuring, $12,000 of long-term asset impairments, and $9,800 of other unusual charges.

   In the first quarter, the Company broadened the restructuring program initiated in late fiscal 1998. Key components of the restructuring are the closure of the Company's flatware manufacturing facility in Niagara Falls, Canada; consolidation of the Company's international operations; and further elimination of positions and underperforming product lines.

   The majority of the $11,000 restructuring charge made in the quarter ended May 1, 1999 relates to early retirement benefits, severance and associated employee benefit costs. The closure of the Canadian manufacturing facility, which was substantially completed in the first quarter, resulted in the reduction of approximately 150 jobs. The intent of the total strategic restructuring plan is to reduce the Company's worldwide employment of 4,800 jobs by approximately 12%. This will be accomplished by means of the above mentioned plant closure and further international and domestic job consolidations, as well as through normal attrition and the extension of early retirement and termination packages. In the first quarter, the Company actually paid $400 of these restructuring costs.

   The asset writedowns are related to goodwill associated with the purchase of an Italian subsidiary and the writedown of manufacturing fixed assets that will no longer be utilized due to the closing of the Oneida Canada plant and the exiting of certain product lines. The full $12,000 of non-cash charges were recorded against the respective assets to reduce them to net realizable value in the first quarter. The Company recorded a $3,000 non-cash inventory reserve charge as a component of cost of sales during the first quarter to reduce discontinued product lines to net realizable value. $160 was written off against the reserve in the first three months of the year.

   During the first quarter, the Company expensed $9,800 of unusual items. These were costs related to an unsolicited takeover attempt as well as costs incurred to overcome unique market barriers in the foodservice glassware market. Through the first quarter, approximately $3,100 of these unusual expense payments were made.

                                  ONEIDA LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Thousands)

   In January 1999, the Company initiated restructuring efforts by means of a workforce reduction that was accomplished through job consolidations and early retirements. The Company accrued $5,000 in fiscal year 1998 to account for the severance and related employee benefits for this phase. There will be no adjustments needed to the accrual. As of the end of the first quarter, approximately $600 of benefits remain unpaid. The majority of these payments will be completed by year-end.

4. Basic and diluted earnings per share are presented for each period in which a statement of operations is presented. Basic earnings per share is computed by dividing income less preferred stock dividends by the weighted average shares actually outstanding for the period. Diluted earnings per share includes the potentially dilutive effect of shares issuable under the employee stock purchase and incentive stock option plans.

   The following is a reconciliation of basic earnings per share to diluted earnings per share for the three months ended May 1, 1999 and May 2, 1998:

                         Net     Preferred    Adjusted
                        Income     Stock     Net Income    Average    Earnings
                        (Loss)   Dividends     (Loss)      Shares    Per Share
-------------------------------------------------------------------------------
[S]                    [C]         [C]       [C]           [C]        [C]
1999: Basic earnings
      per share        $(18,431)   $(33)     $(18,464)     16,560     $(1.11)

Effect of stock options                                       126
                                                           ------
Diluted earnings
  per share             (18,431)    (33)      (18,464)     16,686      (1.11)
-------------------------------------------------------------------------------
[S]                       [C]       [C]         [C]        [C]           [C]
1998: Basic earnings
      per share           5,555     (33)        5,522      16,657        .33

Effect of stock options                                       440
                                                           ------
Diluted earnings
  per share               5,555     (33)        5,522      17,097        .32
-------------------------------------------------------------------------------

5. Included in the long-term debt caption on the balance sheet are various senior notes. The note agreements relating thereto contain provisions which restrict borrowings, business investments, acquisition of the Company's stock and payment of cash dividends. Included in the debt covenants were restrictions that the Company's ratio of total debt to tangible net worth not exceed 1.75 and that the interest coverage ratio be at least 2.00. These ratios were 2.00 and .81, respectively, at May 1, 1999 and accordingly, the Company has received waivers from it's lenders. The Company expects to be in compliance with it's debt covenants at year end. At May 1, 1999, the maximum amount available for payment of dividends was $6,255.

6. Within the Statement of Changes in Stockholders' Equity, the Company reports comprehensive income in accordance with the Statements of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." This pronouncement requires the Company to report the effects of foreign currency translation adjustments on comprehensive income.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     Quarter ended May 1, 1999 compared with
                         the quarter ended May 2, 1998
                                (In Thousands)

Operations
  Net Sales by Product Line:             1999            1998           % Change
                                       -------         -------           -----
[S]                                     [C]             [C]                [C]
    Metal Products..............        75,670          74,180             2.0%
    Dinnerware Products.........        24,245          23,393             3.6%
    Glass Products..............         7,377           4,604            60.2%
    Other Products..............        10,747           4,838           122.1%
                                       -------         -------           -----
       Total....................      $118,039        $107,015            10.3%
                                       =======         =======           =====

   Consolidated net sales, for the quarter ended May 1, 1999 increased $11,024, over the same period a year ago and set a record for the Company's first quarter.

   Significant sales increases were made in all major markets- consumer, foodservice, and international. The Company added glass products to its crystal offering in 1998, hence the growth in that product line. The majority of the growth in sales of other products is attributable to sales made to the grocery store market.

   Gross margin, (excluding the special inventory restructuring charge of $3,000), as a percentage of net sales, was 39.7% in the first quarter of 1999 as compared to 38.9% for the same period of 1998. The increase reflected improved manufacturing efficiencies in 1999.

   Operating Expenses (exclusive of restructuring and unusual charges)
                                         1999            1998           % Change
                                        ------          ------            ----
[S]                                    [C]             [C]                [C]
    Selling, advertising
      and distribution..............   $23,203         $20,926            10.9%
    General and administrative......    10,381           9,702             7.0%
                                        ------          ------            ----
       Total.........................  $33,584         $30,628             9.7%
                                        ======          ======            ====
   Total recurring operating expenses increased by $2,956 from the same period last year, but actually decreased slightly as a percentage of sales. The increase in selling and distribution costs is attributable to higher sales levels in the current year. The increase in general and administrative costs is principally due to the operation of the Company's Australian subsidiary, which was acquired in July 1998.

   Interest expense, prior to capitalized interest, was $2,973 for the three months ended May 1 1999, an increase of $996 from the first quarter of 1998. This increase is due to higher average borrowings in 1999.

   In the quarter ended May 1, 1999, the Company recorded a $35,800 charge for restructuring and other unusual items. This total includes $3,000 of inventory writedowns due to discontinuing certain product lines, $11,000 of charges related to operation s restructuring, $12,000 of long-term asset impairments, and $9,800 of other unusual charges.

   In the first quarter, the Company broadened the restructuring program initiated in late fiscal 1998. Key components of the restructuring are the closure of the Company's flatware manufacturing facility in Niagara Falls, Canada; consolidation of the Company's international operations; and further elimination of positions and underperforming product lines.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     Quarter ended May 1, 1999 compared with
                          the quarter ended May 2, 1998
                                 (In Thousands)

   The majority of the $11,000 restructuring charge made in the quarter ended May 1, 1999 relates to early retirement benefits, severance and associated employee benefit costs. The closure of the Canadian manufacturing facility, which was substantially completed in the first quarter, resulted in the reduction of approximately 150 jobs. The intent of the total strategic restructuring plan is to reduce the Company's worldwide employment of 4,800 jobs by approximately 12%. This will be accomplished by means of the above mentioned plant closure and further international and domestic job consolidations, as well as through normal attrition and the extension of early retirement and termination packages. In the first quarter, the Company actually paid $400 of these restructuring costs.

  The asset writedowns are related to goodwill associated with the purchase of an Italian subsidiary and the writedown of manufacturing fixed assets that will no longer be utilized due to the closing of the Oneida Canada plant and the exiting of certain product lines. The full $12,000 of non-cash charges were recorded against the respective assets to reduce them to net realizable value in the first quarter. The Company recorded a $3,000 non-cash inventory reserve charge as a component of cost of sales during the first quarter to reduce discontinued product lines to net realizable value. $160 was written off against the reserve in the first three months of the year.

  During the first quarter, the Company expensed $9,800 of unusual items. These were costs related to an unsolicited takeover attempt as well as costs incurred to overcome unique market barriers in the foodservice glassware market. Through the first quarter, approximately $3,100 of these unusual expense payments were made.

  In January 1999, the Company initiated restructuring efforts by means of a workforce reduction that was accomplished through job consolidations and early retirements. The Company accrued $5,000 in fiscal year 1998 to account for the severance and related employee benefits for this phase. There will be no adjustments needed to the accrual. As of the end of the first quarter, approximately $600 of benefits remain unpaid. The majority of the restructuring and unusual expense payments will be completed by year-end. The Company expects to reduce expenses by $12,000 in 1999 and by $20,000 per year thereafter as a result of the restructuring plan.

  Liquidity & Financial Resources
  During the first quarter of this year, the Company spent approximately $4,300 on capital projects focused primarily on its distribution and manufacturing facilities. The Company expects to invest another $21,000 on similar projects during the remainder of the current fiscal year. The Company has commenced construction of a 206,000 square foot warehouse at its main facility in Sherrill, NY. This project, which should be completed in early 2000, will cost approximately $10,000. By consolidating Northeast distribution in this one facility, the Company expects to both lower costs and improve customer service. In the first quarter, $2,149 was spent on purchasing common shares either as treasury stock or as contributions to its ESOP plan.

  Management believes there is sufficient liquidity to support the Company's ongoing funding requirements from future operations as well as the availability of bank lines of credit. At May 1, 1999, the Company had unused short-term credit lines equal to $20,500 as well as unused availability under a long-term revolving line of credit totaling $4,000. Working capital as of May 1, 1999 totaled $127,086.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     Quarter ended May 1, 1999 compared with
                         the quarter ended May 2, 1998
                               (In Thousands)

  Year 2000 Compliance
  Year 2000 issues relate to the ability of computer systems to distinguish data which contains dates beyond December 31, 1999. The Company has created and implemented a comprehensive Year 2000 compliance plan. The Company holds regular compliance meetings to receive information and input from all of the Company's main operating areas.

  As part of its compliance plan, the Company has reviewed all of its software and information processing systems and identified date sensitive functions. The Company began testing those systems in the first quarter of 1999. Testing is expected to be complete by mid-summer 1999. Any systems found to be noncompliant will be modified to ensure that they operate properly prior to the Year 2000. The Company's main accounting, logistics, warehouse management and payroll systems are currently Year 2000 compliant. The Company anticipates that its remaining systems will be Year 2000 compliant by year end, and that its more minor computer systems will be Year 2000 compliant by July 1999.

  To date, the Company has identified and contacted its major customers, suppliers, service providers and business partners. Each of these entities received a letter informing them of the Company's plans and state of readiness and asking that they in turn share their own Year 2000 plans by returning a questionnaire to the Company. In addition to its compliance plan, the Company is developing contingency plans based upon the outcomes of the systems tests that are being conducted.

  The Company believes it is devoting appropriate resources to resolve its Year 2000 issues in a timely manner and believes that its compliance program will result in all internal systems being prepared for Year 2000 processing. The compliance plan is proceeding on schedule and to date no unforeseen difficulties have arisen. Based upon the work performed to date, the Company presently believes that the likelihood of the Year 2000 having a material result on its operations, liquidity or financial position is remote. The Company estimates that its direct Year 2000 compliance costs will not exceed $500, of which to date approximately $350 has been incurred and expensed.

  Notwithstanding the foregoing, the Company could be adversely affected if its customers, suppliers, service providers, business partners and/or governmental agencies continue to utilize systems that are not Year 2000 compliant. This failure could affect the Company's ability to purchase raw materials, receive orders and transact business with its financial institutions among other things, any of which could constitute a material and immeasurable financial risk to the Company.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     Quarter ended May 1, 1999 compared with
                         the quarter ended May 2, 1998
                                (In Thousands)

  Contingencies-Legal Proceedings
  On December 8, 1998, the Oneida Indian Nation of New York, the Oneida Tribe of Indians of Wisconsin and the Oneida of Thames, as Plaintiffs, along with the United States of America, as Intervenor, moved to amend their Complaint filed on May 3, 1974 in the United States District Court for the Northern District of New York against the counties of Oneida and Madison, New York. The amended Complaint seeks to add the State of New York, New York State Thruway Authority, Utica-Rome Motorsports, Inc., Niagara Mohawk Power Corporation and the Oneida Valley National Bank, individually and as representatives of the class of similarly situated private landowners in Madison and Oneida counties. The Complaint alleges that during the nineteenth century the Oneidas' lands were improperly transferred. The Oneidas seek title to the property as well as monetary damages. The Corporation's headquarters and main manufacturing and distribution facilities are located within this land claim area. The Corporation filed a motion to intervene with the United States District Court for the Northern District of New York on February 26, 1999. The Judge's decision on whether private landowners will be added as Defendants is expected in 1999.

  Forward Looking Information
  With the exception of historical data, the information contained in this Form 10-Q, as well as those other documents incorporated by reference herein, is forward-looking. For the purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers that changes in certain factors could affect the Company's future results and could cause the Company's future consolidated results to differ materially from those expressed herein. Such factor s include, but are not limited to: general economic conditions in the Company's markets; difficulties or delays in the development, production and marketing of new products; the impact of competitive products and pricing; certain assumptions related to consumer purchasing patterns; significant increases in interest rates or the level of the Company's indebtedness; major slowdowns in the retail, travel or entertainment industries; the loss of several of the Company's major customers; underutilization of the Company's plants and factories; the amount and rate of growth of the Company's selling, general and administrative expenses; and the inability of the Company or its customers, suppliers, service providers or business partners, as well as governmental agencies, to resolve Year 2000 issues in a timely manner.

                                   ONEIDA LTD

                                  UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                                    FORM 10-Q

                                  May 1, 1999

                                  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                        ONEIDA LTD
                                                        (Registrant)


  Date:   June 15, 1999






                                                        Edward W. Thoma
                                                        Senior Vice President,
                                                        Finance