Form 10-Q
period 1999-07-31
ONEIDA LTD
filed 1999-09-10
CIK 74585

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 3, 1999: 16,714,055.

                                     ONEIDA LTD.
                                     FORM 10-Q
                      FOR THE THREE MONTHS ENDED July 31, 1999

                                      INDEX





PART I  FINANCIAL INFORMATION

        Consolidated Statement of Operations / 1

        Consolidated Balance Sheet / 2

        Consolidated Statement of Changes in Stockholders' Equity / 4

        Consolidated Statement of Cash Flows / 6

        Notes to Consolidated Financial Statements / 7

        Management's Discussion and Analysis of Financial Condition and Results of Operations / 9




PART II OTHER INFORMATION

        No other information required to be filed for this quarter.




SIGNATURES

                                   ONEIDA LTD.
                       CONSOLIDATED STATEMENT OF OPERATIONS


                                      FOR THE                 FOR THE
                                 THREE MONTHS ENDED        SIX MONTHS ENDED
 (Thousands except per           JULY 31,     AUG 1,      JULY 31,      AUG 1,
  share amounts)                   1999        1998         1999         1998

 NET SALES.....................  $112,073    $104,216     $230,112     $211,271
 COST OF SALES.................    65,887      64,962      137,009      130,398
 INVENTORY WRITEDOWN (NOTE 3)..                              3,000
                                  -------     -------      -------      -------
 GROSS MARGIN..................    46,186      39,254       90,103       80,873
 OPERATING REVENUES............        99         395          416          416
                                  -------     -------      -------      -------
                                   46,285      39,649       90,519       81,289
                                  -------     -------      -------      -------
 OPERATING EXPENSES:
   Selling, advertising and
    distribution...............    22,112      21,885       45,338       42,811
   General and administrative..     8,984       8,626       19,342       18,328
   Restructuring and unusual
    charges (NOTE 3)...........                             32,800
                                  -------     -------      -------      -------
     Total.....................    31,096      30,511       97,480       61,139
                                  -------     -------      -------      -------
 INCOME (LOSS) FROM OPERATIONS.    15,189       9,138       (6,961)      20,150
 OTHER INCOME (EXPENSE)........      (331)      1,148         (383)         951
 INTEREST EXPENSE..............    (2,419)     (2,047)      (5,069)      (3,867)
                                  -------     -------      -------      -------
 INCOME (LOSS)
   BEFORE INCOME TAXES.........    12,439       8,239      (12,413)      17,234
  PROVISION (CREDIT) FOR
  INCOME TAXES.................     4,733       3,152       (1,688)       6,592
                                  -------     -------      -------      -------
 NET INCOME (LOSS).............    $7,706      $5,087     ($10,725)     $10,642
                                   ======      ======     =========     =======
 EARNINGS PER SHARE OF COMMON STOCK:
   Net income (loss):
     Basic.....................     $0.46       $0.30       ($0.65)       $0.63
     Diluted...................      0.46        0.30        (0.65)        0.62

 SHARES USED IN PER SHARE DATA:
     Basic.....................    16,541      16,734       16,549       16,695
     Diluted...................    16,785      17,015       16,702       16,976


 See notes to consolidated financial statements.

                                   ONEIDA LTD.
                           CONSOLIDATED BALANCE SHEET
                      JULY 31, 1999 AND JANUARY 30, 1999


                                                              (Thousands)
                                                           JULY 31,   JAN 30,
                                                             1999       1999
                                                          -------      -------
ASSETS

 CURRENT ASSETS:
  Cash..........................................            $4,001       $1,913
  Accounts receivable, net of allowance for doubtful
   accounts of $1,728,000 and $1,520,000........            78,995       72,919
  Other accounts and notes receivable...........             1,320        2,777
  Inventories:
   Finished goods...............................           170,443      160,888
   Goods in process.............................            15,225       14,339
   Raw materials and supplies...................            14,139       14,885
   Other current assets.........................            12,831        8,217
                                                           -------      -------
     Total current assets.......................           296,954      275,938
                                                           -------      -------
 PROPERTY, PLANT AND EQUIPMENT-At cost:
  Land and buildings............................            56,509       56,378
  Machinery and equipment.......................           168,509      161,660
                                                           -------      -------
     Total......................................           225,018      218,038
  Less accumulated depreciation.................           128,216      123,010
                                                           -------      -------
  Property, plant & equipment-net............               96,802       95,028
                                                           -------      -------
  Intangible assets - net.......................            28,411       39,202
  Other assets..................................            33,353       31,900
                                                           -------      -------
      TOTAL.....................................          $455,520     $442,068
                                                           =======      =======

 See notes to consolidated financial statements.

                                     ONEIDA LTD.
                            CONSOLIDATED BALANCE SHEET
                        JULY 31, 1999 AND JANUARY 30, 1999


                                                               (Thousands)
                                                           JULY 31,     JAN 30,
                                                            1999         1999
                                                           -------      -------
 LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
  Short-term debt...............................           $51,803      $56,060
  Accounts payable..............................            27,573       26,638
  Accrued liabilities...........................            45,678       40,295
  Accrued income taxes..........................             6,421        6,388
  Dividends payable.............................             1,702        1,701
  Current installments of long-term debt........             6,704        4,790
                                                           -------      -------
     Total current liabilities..................           139,881      135,872

 LONG-TERM DEBT.................................           111,754       89,605

 OTHER LIABILITIES:
  Accrued postretirement liability..............            55,017       54,264
  Accrued pension liability.....................            13,789        9,584
  Other liabilities.............................            11,056       12,495
                                                           -------      -------
     Total......................................            79,862       76,343
                                                            ------      -------
 STOCKHOLDERS' EQUITY:
  Cumulative 6% preferred stock; $25 par
   value; authorized 95,660 shares, issued
   87,013 and 87,411 shares, respectively,
   callable at $30 per share....................             2,175        2,185
  Common stock $1 par value; authorized
   48,000,000 shares, issued 17,576,621
   and 17,423,478 shares, respectively..........            17,577       17,423
  Additional paid-in capital....................            81,445       79,737
  Retained earnings.............................            51,823       65,870
  Equity adjustment from translation............           (11,917)     (11,079)
  Less cost of common stock held in
   treasury; 883,747 and 816,284 shares,
    respectively................................           (14,978)     (13,888)
  Less unallocated ESOP shares of common
   stock of 78,793..............................            (2,102)
                                                           -------      -------
    Stockholders' Equity.......................            124,023      140,248
                                                           -------      -------
      TOTAL.....................................          $455,520     $422,068
                                                           =======      =======

 See notes to consolidated financial statements.

                             Consolidated Statement of Changes
                                  in Stockholders' Equity
                  For the quarters ended July 31, 1999 and August 1, 1998


                                                             Add'l
                          Comp.   Common   Common   Pref'd  Paid-in    Retained
                         Income   Shares    Stock    Stock   Capital   Earnings
                        --------------------------------------------------------
Balance at May 2, 1998...         17,242   $17,242  $2,199   $77,867    $58,459
Stock plan activity, net.            127      127              1,298
Cancelled stock..........             (7)      (7)      (1)
Purchase/retirement of
Treasury stock, net......             (7)      (7)
Cash dividends declared
   ($.20 per share)......                                                (3,387)
Net income............... $5,087                                          5,087
Other comprehensive
   income (loss)......... (1,344)
                          -------
Comprehensive income..... $3,743
ESOP activity, net....... ======
                                  ---------------------------------------------
Balance August 1, 1998            17,355  $17,355   $2,198   $79,165    $60,159
                                  =============================================

                              Accumulated
                               Other Comp           Treasury         Unallocated
                                 Income              Stock              ESOP
                        -------------------------------------------------------
Balance at May 2, 1998...      ($9,475)            ($5,632)           ($1,782)
Stock plan activity, net.
Cancelled stock..........
Purchase/retirement of
Treasury stock, net......                           (5,528)
Cash dividends declared
   ($.20 per share)......
Net income...............
Other comprehensive
   income (loss).........       (1,344)
Comprehensive income.....
ESOP activity, net.......                                               1,474
                        -------------------------------------------------------
Balance August 1, 1998        ($10,819)           ($11,160)             ($308)
                        =======================================================


                               Consolidated Statement of Changes
                                     in Stockholders' Equity
                     For the quarters ended July 31, 1999 and August 1, 1998
                                          (Continued)


                                                             Add'l
                          Comp.   Common   Common   Pref'd  Paid-in    Retained
                         Income   Shares    Stock    Stock   Capital   Earnings
                        -------------------------------------------------------
Balance at May 1, 1999...         17,500   $17,500  $2,175   $80,530    $45,760
Stock plan activity, net.             77        77               915
Cancelled stock..........
Purchase/retirement of
Treasury stock, net......
Cash dividends declared
   ($.10 per share)......                                                (1,643)
Net income............... $7,706                                          7,706
Other comprehensive
   income (loss).........   (802)
                          -------
Comprehensive income..... $6,904
ESOP activity, net....... ======
                                  ---------------------------------------------
Balance July 31, 1999             17,577  $17,577   $2,175   $81,445    $51,823
                                  =============================================

                              Accumulated
                               Other Comp           Treasury         Unallocated
                                 Income              Stock              ESOP
                        -------------------------------------------------------
Balance at May 1, 1999...     ($11,115)            ($14,593)          ($1,434)
Stock plan activity, net.
Cancelled stock..........
Purchase/retirement of
Treasury stock, net......                              (648)
Cash dividends declared
   ($.10 per share)......
Net income...............
Other comprehensive
   income (loss).........         (804)
Comprehensive income.....
ESOP activity, net.......                                                (668)
                        -------------------------------------------------------
Balance July 31, 1999         ($11,917)            ($14,978)          ($2,102)
                        =======================================================

See notes to consolidated financial statements.

                                Consolidated Statement of Changes
                                     in Stockholders' Equity
                     For the six months ended July 31, 1999 and August 1, 1998


                                                          Add'l
                           Comp.   Common   Common   Pref'd  Paid-in    Retained
                          Income   Shares    Stock    Stock   Capital   Earnings
                          ------------------------------------------------------
Balance at January 31, 1998        17,091   $17,242  $2,200   $76,007   $54,620
Stock plan activity, net...           292       292             3,158
Cancelled stock............           (21)      (21)     (2)
Purchase/retirement of
Treasury stock, net......              (7)       (7)
Cash dividends declared
   ($.30 per share)......                                                (5,103)
Net income............... $10,642                                        10,642
Other comprehensive
   income (loss).........  (2,150)
                          -------
Comprehensive income.....  $8,492
ESOP activity, net.......  ======
                                  ----------------------------------------------
Balance August 1, 1998             17,355   $17,355   $2,198   $79,165  $60,159
                                  ==============================================

                              Accumulated
                               Other Comp           Treasury         Unallocated
                                 Income              Stock              ESOP
                     -------------------------------------------------------
Balance at January 31, 1999      ($8,669)            ($5,632)         (1,782)
Stock plan activity, net...
Cancelled stock............
Purchase/retirement of
Treasury stock, net........                           (5,528)
Cash dividends declared
(.30 per share)...........
Net income.................
Other comprehensive
   income (loss)...........      (2,150)
Comprehensive income.......
ESOP activity, net.........                                            1,474
                              ----------------------------------------------
Balance August 1, 1998         ($10,819)            ($11,160)          ($308)
                              ===============================================

                               Consolidated Statement of Changes
                                     in Stockholders' Equity
                   For the six months ended July 31, 1999 and August 1, 1998
                                          (Continued)


                                                               Add'l
                            Comp.  Common   Common   Pref'd   Paid-in   Retained
                           Income  Shares    Stock    Stock   Capital   Earnings
                         -------------------------------------------------------
Balance at January 30, 1999.        17,423   $17,423  $2,185  $79,737   $65,870
Stock plan activity, net..             159       159            1,703
Cancelled stock...........              (5)       (5)               1
Purchase/retirement of
Treasury stock, net.......                               (10)       4
Cash dividends declared
   ($.20 per share).......                                               (3,322)
Net income................($10,725)                                     (10,725)
Other comprehensive
   income (loss)..........    (838)
                           -------
Comprehensive income......  $6,904
ESOP activity, net........  ======
                                  ---------------------------------------------
Balance July 31, 1999               17,577  $17,577   $2,175  $81,445   $51,823
                                   =============================================

                             Accumulated
                              Other Comp           Treasury         Unallocated
                                Income              Stock              ESOP
                            -------------------------------------------------
Balance at January 30, 1999    ($11,079)            ($13,888)         $ -
Stock plan activity, net...
Cancelled stock............
Purchase/retirement of
Treasury stock, net........                           (1,352)
Cash dividends declared
   ($.20 per share)........
Net income.................
Other comprehensive
   income (loss)...........        (838)
Comprehensive income.......
ESOP activity, net.........                              262           (2,102)
                           --------------------------------------------------
Balance July 31, 1999          ($11,917)            ($14,978)         ($2,102)
                           ==================================================

See notes to consolidated financial statements.

                                      ONEIDA LTD.
                        CONSOLIDATED STATEMENT OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JULY 31, 1999 and AUGUST 1, 1998
                                    (In Thousands)

                                                                   FOR THE
                                                              SIX MONTHS ENDED
                                                            JULY 31,     AUG 1,
                                                              1999        1998
                                                            -------     -------
  CASH FLOW FROM OPERATING ACTIVITIES:
    Net income (loss)...............................       ($10,725)    $10,642
    Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation...................................          5,731       6,688
     Impairment of long-term assets
        and inventory writedowns....................         15,000
     Amortization of intangibles....................          1,365       1,517
     Deferred taxes and other non-cash
        charges and credits.........................          5,927         452
     Decrease (increase) in operating assets:
     Receivables....................................         (4,619)     (3,221)
     Inventories....................................        (12,695)    (43,948)
     Other current assets...........................         (4,614)     (2,573)
        Other assets................................           (111)         40
     Increase in accounts payable...................            935       5,057
     Increase (decrease) in accrued liabilities.....          5,418      (5,323)
        Net cash provided by (used in)                      -------     -------
         operating activities.......................          1,612     (30,669)
                                                            -------     -------
  CASH FLOW FROM INVESTING ACTIVITIES:
    Property, plant and equipment expenditures......        (11,208)    (11,856)
    Minority interest...............................         (1,332)       (182)
    Retirement of property, plant and equipment.....            153         214
    Other, net......................................         (1,441)        (58)
                                                            -------     -------
        Net cash used in investing activities.......        (13,828)    (11,882)
                                                            -------     -------
  CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock..........          1,821       3,243
    Issuance of restricted stock plan shares........             36         178
    Purchase of treasury stock......................         (1,096)     (4,947)
    Purchase (allocation) of ESOP shares - net......         (2,102)       (529)
    Issuance (payments) of short-term  debt - net...         (4,258)     54,824
    Payment of long-term debt.......................           (275)      (222)
    Proceeds from issuance of long-term debt........         24,338         449
    Dividends paid..................................         (3,322)     (5,103)
                                                            -------     -------
        Net cash provided by financing activities...         15,142      47,893
                                                            -------     -------
  EFFECTS OF EXCHANGE RATE CHANGES ON CASH..........           (838)     (2,150)
                                                            -------     -------
  NET INCREASE IN CASH..............................          2,088       3,192
  CASH AT BEGINNING OF YEAR.........................          1,913       3,095
                                                            -------     -------
  CASH AT END OF PERIOD.............................         $4,001      $6,287
                                                            =======     =======
  SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Interest paid ...................................         $4,764      $3,989
   Income taxes paid................................          2,133       4,887

  See notes to consolidated financial statements.

                                        ONEIDA LTD.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (Thousands)

1. The statements for the six months ended July 31, 1999 and August 1, 1998 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results of such periods. The results of operations for the six months ended July 31, 1999 are not necessarily indicative of the results of operations to be expected for the year ending January 29, 2000. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended in January 1999 and 1998 included in the Company's January 30, 1999 Annual Report to the Securities and Exchange Commission on Form 10-K.

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

3. In the quarter ended May 1, 1999, the Company recorded a $35,800 charge for restructuring and other unusual items, as it broadened the restructuring program initiated in 1998. This total includes $3,000 of inventory writedowns due to discontinuing certain product lines, $11,000 of charges related to operations restructuring, $12,000 of long-term asset impairments and $9,800 of other unusual charges. Key components of the restructuring are the closure of the Company's flatware manufacturing facility in Niagara Falls, Canada; consolidation of the Company's international operations; and further elimination of positions and underperforming product lines.

        The majority of the $11,000 restructuring charge related to operations made in the first quarter related to early retirement benefits, severance and associated employee benefit costs. The closure of the Canadian manufacturing facility, which was substantially completed in the first quarter, resulted in the reduction of approximately 150 jobs. The intent of the total strategic restructuring plan is to reduce the Company's worldwide employment of 4,800 jobs by approximately 12%. This is being accomplished by means of the above mentioned plant closure and further international and domestic job consolidations, as well as through normal attrition and the extension of early retirement and termination packages. In the second quarter and the first six months , the Company actually paid $7,300 and $7,700 of these restructuring costs, respectively.

        The asset writedowns are related to goodwill associated with the purchase of an Italian subsidiary and the writedown of manufacturing fixed assets that will no longer be utilized due to the closing of the Oneida Canada plant and the exiting o f certain product lines. The full $12,000 of non-cash charges were recorded against the respective assets to reduce them to net realizable value in the first quarter. The Company recorded a $3,000 non-cash inventory reserve charge as a component of cost of sales during the first quarter to reduce discontinued product lines to net realizable value. $1,310 and $1,470 was written off against the reserve during the second quarter and first half of the year, respectively.

        During the first quarter, the Company expensed $9,800 of unusual items. These were costs related to an unsolicited takeover attempt as well as costs incurred to overcome unique market barriers in the foodservice glassware market. Approximately $1,900 and $5,000 of these unusual expense payments were made in the second quarter and first half of 1999, respectively.

                                        ONEIDA LTD.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (Thousands)

        In the year ended January 1999, the Company initiated restructuring efforts by means of a workforce reduction that was accomplished through job consolidations and early retirements. The Company previously accrued $5,000 to account for the severance and related employee benefits for this phase. As of the end of the second quarter, approximately $400 of benefits remain unpaid.

        The majority of the restructuring and unusual expense payments will be completed by year-end. There are no anticipated adjustments needed for any of the restructuring or unusual expense accruals.

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

        The following is a reconciliation of basic earnings per share to diluted earnings per share for the six months ended July 31, 1999 and August 1, 1998:



                            Net     Preferred     Adjusted              Earnings
                           Income    Stock       Net Income    Average      Per
                           (Loss)   Dividends      (Loss)      Shares     Share
--------------------------------------------------------------------------------

[S]                      [C]          [C]        [C]           [C]        [C]
1999:
Basic earnings
 per share               $(10,725)    $(65)      $(10,790)     16,549     $(.65)
Effect of stock options                                           153
Diluted earnings
 per share                (10,725)     (65)       (10,790)     16,702      (.65)
--------------------------------------------------------------------------------


1998:
Basic earnings
 per share                 10,642      (66)        10,576      16,695       .63
Effect of stock options                                           281
Diluted earnings
 per share                 10,642      (66)        10,576      16,976       .62
--------------------------------------------------------------------------------




5. Included in the long-term debt caption on the balance sheet are various senior notes. The note agreements relating thereto contain provisions which restrict borrowings, business investments, acquisition of the Company's stock and payment of cash dividends. At July 31, 1999, the maximum amount available for payment of dividends was $8,464.

6. Within the Statement of Changes in Stockholders' Equity, the Company reports comprehensive income in accordance with the Statements of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." This pronouncement requires the Company to report the effects of foreign currency translation adjustments on comprehensive income.

                           MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         Quarter ended July 31, 1999 compared with
                             the quarter ended August 1, 1998
                                       (In Thousands)

Operations
Net Sales by Product Line:
                                       1999             1998         % Change
                                      -------          -------         -----
    [S]                               [C]              [C]             [C]
    Metal Products...............     $72,100          $74,000          (2.6)%
    Dinnerware Products..........      25,600           21,900          16.9%
    Glass/Crystal Products.......       9,500            4,200         126.2%
    Other Products...............       4,873            4,116          18.4%
                                      -------          -------         -----
      Total......................    $112,073         $104,216           7.5%
                                      =======          =======         =====

Consolidated net sales, for the quarter ended July 31, 1999 increased $7,857, over the same period a year ago and set a record for the Company's second quarter.

Significant sales increases were made in the foodservice and international markets. The growth in dinnerware sales includes both domestic and imported products. The Company added glass products and expanded its crystal offering in late 1998, hence the growth in that product line. The majority of the growth in sales of other products is attributable to sales made to the grocery store market.

Gross margin, as a percentage of net sales, was 41.2% in the second quarter of 1999 as compared to 37.7% for the same period of 1998. The increase reflected improved manufacturing efficiencies in 1999.

Operating Expenses
                                       1999             1998        % Change
                                      -------         -------       ------
    [S]                               [C]             [C]             [C]
    Selling, advertising and
      distribution.................   $22,112         $21,885         1.0%
    General and administrative.....     8,984           8,626         4.2%
                                      -------         -------        -----
      Total........................   $31,096         $30,511         1.9%
                                      =======         =======        =====

Total operating expenses as a percentage of sales decreased to 27.7% in the second quarter of 1999 from 29.3% last year due to strict expense control. The slight increase in selling and distribution costs is attributable to higher sales levels in the current year. The increase in general and administrative costs is principally due to the operation of the Company's Australian subsidiary, which was acquired in July 1998.

Included in other income for the quarter ended August 1, 1998 were net settlements of three long-term contracts resulting from termination of a major energy supply contract, the Company's lease of an office facility in Redmond Washington and a long-term distribution relationship. Interest expense, prior to capitalized interest, was $2,936 for the quarter ended July 31 1999, an increase of $604 from the second quarter of 1998. This increase is due to higher average borrowings in 1999.

                           MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     Six month period ended July 31, 1999 compared with
                         the six month period ended August 1, 1998
                                     (In Thousands)

Operations
Net Sales by Product Line:
                                       1999         1998             % Change
                                      -------      -------            -----
    [S]                              [C]        [C]                 [C]
    Metal Products...............  $147,800     $148,000            (0.1)%
    Dinnerware Products..........      49,800       45,000            10.7%
    Glass/Crystal Products.......      16,900        9,000            87.8%
    Other Products...............      15,612        9,271            68.4%
                                      -------      -------            -----
      Total......................    $230,112     $211,271             8.9%
                                      =======      =======            =====

Consolidated net sales, for the six months ended July 31, 1999 increased $18,841, over the same period a year ago.

Significant sales increases over 1998 levels were made in all major markets-consumer, foodservice, and international. 1999 is the first full year that the Company expanded it's crystal product category to include glassware and new consumer crystal lines, hence the growth in that product line. The majority of the growth in sales of other products is attributable to continued growth in the grocery store market.

Gross margin, (excluding the special inventory restructuring charge of $3,000), as a percentage of net sales, was 40.5% in the first six months of 1999 as compared to 38.3% for the same period of 1998. The increase reflected improved manufacturing efficiencies in 1999.

Operating Expenses (exclusive of restructuring
 and unusual charges)
                                       1999         1998             % Change
                                      -------     -------             -----
    [S]                               [C]         [C]                  [C]
    Selling, advertising
      and distribution.............   $45,338     $42,811              5.9%
    General and administrative.....    19,342      18,328              5.5%
                                      -------     -------             -----
      Total........................   $64,680     $61,139              5.8%
                                      =======     =======             =====

Total recurring operating expenses increased by $3,541 from the same period last year, but actually decreased as a percentage of sales from 28.9% to 28.1% in 1999 due to continued strict expense control. The increase in selling and distribution cost s is attributable to higher sales levels in the current year. The increase in general and administrative costs is principally due to the operation of the Company's Australian subsidiary, which was acquired in July 1998.

Included in other income for the six months ended August 1, 1998 were net settlements of three long-term contracts resulting from termination of a major energy supply contract, the Company's lease of an office facility in Redmond Washington a nd a long-term distribution relationship.

Interest expense, prior to capitalized interest, was $5,796 for the six months ended July 31, 1999, an increase of $1,487 from the same period in 1998. This increase is due to higher average borrowings in the first half of 1999. These borrowings w ere for working capital needs as well as the construction of two major distribution facilities.

                           MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     Six month period ended July 31, 1999 compared with
                         the six month period ended August 1, 1998
                                     (In Thousands)

For the first six months of 1999, the Company recorded a $35,800 charge for restructuring and other unusual items. This total includes $3,000 of inventory writedowns due to discontinuing certain product lines, $11,000 of charges related to operation s restructuring, $12,000 of long-term asset impairments and $9,800 of other unusual charges. Key components of the restructuring are the closure of the Company's flatware manufacturing facility in Niagara Falls, Canada; consolidation of the Company' s international operations; and further elimination of positions and underperforming product lines.

The majority of the $11,000 restructuring charge made in the first quarter of 1999 relates to early retirement benefits, severance and associated employee benefit costs. The closure of the Canadian manufacturing facility, which was substantially completed in the first quarter, resulted in the reduction of approximately 150 jobs. The intent of the total strategic restructuring plan is to reduce the Company's worldwide employment of 4,800 jobs by approximately 12%. This is being accomplished by means of the above mentioned plant closure and further international and domestic job consolidations, as well as through normal attrition and the extension of early retirement and termination packages. Through the first six months, the Company incurred $7,700 of these restructuring costs.

The asset writedowns are related to goodwill associated with the purchase of an Italian subsidiary and the writedown of manufacturing fixed assets that will no longer be utilized due to the closing of the Oneida Canada plant and the exiting of certain product lines. The full $12,000 of non-cash charges were recorded against the respective assets to reduce them to net realizable value in the first quarter of 1999. The Company recorded a $3,000 non-cash inventory reserve charge as a component of cost of sales during the first quarter to reduce discontinued product lines to net realizable value. $1,470 has been written off against the reserve to date.

During the first quarter, the Company expensed $9,800 of unusual items. These were costs related to an unsolicited takeover attempt as well as costs incurred to overcome unique market barriers in the foodservice glassware market. Through the first half, approximately $5,000 of these unusual expense payments were made.

In January 1999, the Company initiated restructuring efforts by means of a workforce reduction that was accomplished through job consolidations and early retirements. The Company accrued $5,000 to account for the severance and related employee benefits for this phase. As of the end of the second quarter, approximately $400 of benefits remain unpaid. The majority of the restructuring and unusual expense payments will be completed by year-end. The Company expects to reduce expenses by $12,000 i n 1999 and by $20,000 per year thereafter as a result of the restructuring plan.

Liquidity & Financial Resources
During the first half of this year, the Company spent approximately $11,200 on capital projects focused primarily on its distribution and manufacturing facilities. The Company expects to invest another $14,000 on similar projects during the remainder of the current fiscal year. The Company is currently constructing a 206,000 square foot warehouse at its main facility in Sherrill, NY. This project, which should be completed in early 2000, will cost approximately $10,000. By consolidating Northeast distribution in this one facility, the Company expects to both lower costs and improve customer service.

                           MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   Six month period ended July 31, 1999 compared with
                        the six month period ended August 1, 1998
                                  (In Thousands)

Year to date, $3,200 was spent on purchasing common shares either as treasury stock or as contributions to its ESOP plan. Management believes there is sufficient liquidity to support the Company's ongoing funding requirements from future operations as well as the availability of bank lines of credit. At July 31, 1999, the Company had unused short-term credit lines equal to $51,000. Working capital as of July 31, 1999 totaled $157,073.

Year 2000 Compliance
Year 2000 issues relate to the ability of computer systems to distinguish data which contains dates beyond December 31, 1999. The Company has created and implemented a comprehensive Year 2000 compliance plan. The Company holds regular compliance meetings to receive information and input from all of the Company's main operating areas.

As part of its compliance plan, the Company has reviewed all of its software and information processing systems and identified date sensitive functions. The Company began testing those systems in the first quarter of 1999. Testing is substantially complete. Any systems found to be noncompliant are being modified to ensure that they operate properly prior to the Year 2000. The Company's main accounting, logistics, warehouse management and payroll systems are currently Year 2000 compliant. The Company anticipates that its remaining systems will be Year 2000 compliant by the end of September.

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

The Company believes it is devoting appropriate resources to resolve its Year 2000 issues in a timely manner and believes that its compliance program will result in all internal systems being prepared for Year 2000 processing. The compliance plan is proceeding on schedule and to date no unforeseen significant difficulties have arisen. Based upon the work performed to date, the Company presently believes that the likelihood of the Year 2000 having a material result on its operations, liquidity or financial position is remote. The Company estimates that its direct Year 2000 compliance costs will not exceed $500, of which to date approximately $400 has been incurred and expensed.

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

Contingencies-Legal Proceedings
On December 8, 1998, the Oneida Indian Nation of New York, the Oneida Tribe of Indians of Wisconsin and the Oneida of Thames, as Plaintiffs, along with the United States of America, as Intervenor, moved to amend their Complaint filed on May 3, 1974 i n the United States District Court for the Northern District of New York against the counties of Oneida and Madison, New York. The amended Complaint seeks to add the State of New York, New York State Thruway Authority, Utica-Rome Motorsports, Inc., Niagara Mohawk Power Corporation and the Oneida Valley National Bank, individually and as representatives of the class of similarly situated private landowners in Madison and Oneida counties. The Complaint alleges that during the nineteenth century the Oneidas' lands were improperly transferred. The Oneidas seek title to the property as well as monetary damages. The Corporation's headquarters and main manufacturing and distribution facilities are located within this land claim area.

                               MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       Six month period ended July 31, 1999 compared with
                            the six month period ended August 1, 1998
                                         (In Thousands)

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

                                       July 31, 1999

                                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                        ONEIDA LTD
                                                        (Registrant)


Date:   September 10, 1999






                                                        Edward W. Thoma
                                                        Senior Vice President,
                                                        Finance