Form 10-Q
period 1999-10-30
ONEIDA LTD
filed 1999-12-14
CIK 74585

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of December 7, 1999: 16,620,273.

                                     ONEIDA LTD.
                                     FORM 10-Q
                     FOR THE THREE MONTHS ENDED October 30, 1999

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


                                      FOR THE                   FOR THE
                                 THREE MONTHS ENDED         NINE MONTHS ENDED
 (Thousands except per            OCT 30,     OCT 31,      OCT 30,      OCT 31,
  share amounts)                   1999        1998         1999         1998

 NET SALES.....................  $134,515    $128,787     $364,628     $340,058
 COST OF SALES.................    82,754      83,104      219,762      213,502
 INVENTORY WRITEDOWN (NOTE 3)..                              3,000
                                  -------     -------      -------      -------
 GROSS MARGIN..................    51,761      45,683      141,866      126,556
 OPERATING REVENUES............       205         106          622          522
                                  -------     -------      -------      -------
                                   51,966      45,789      142,488      127,078
                                  -------     -------      -------      -------
 OPERATING EXPENSES:
   Selling, advertising and
    distribution...............    24,020      24,232       69,312       67,043
   General and administrative..     8,894       9,650       28,283       27,978
   Restructuring and unusual
    charges (NOTE 3)...........     8,500                   41,300
                                  -------     -------      -------      -------
     Total.....................    41,414      33,882      138,895       95,021
                                  -------     -------      -------      -------
 INCOME FROM OPERATIONS........    10,552      11,907        3,593       32,057
 OTHER INCOME (EXPENSE)........       114        (175)        (269)         776
 INTEREST EXPENSE..............    (2,904)     (2,543)      (7,973)      (6,410)
                                  -------     -------      -------      -------
 INCOME (LOSS)
   BEFORE INCOME TAXES.........     7,762       9,189       (4,649)      26,423
 PROVISION FOR
  INCOME TAXES.................     2,969       3,495        1,282       10,087
                                  -------     -------      -------      -------
 NET INCOME (LOSS).............    $4,793      $5,694      ($5,931)     $16,336
                                   ======      ======     =========     =======
 EARNINGS PER SHARE OF COMMON STOCK:
   Net income (loss):
     Basic.....................      $.29        $.34        $(.36)        $.97
     Diluted...................       .29         .34         (.36)         .96

 SHARES USED IN PER SHARE DATA:
     Basic.....................    16,523      16,659       16,541       16,683
     Diluted...................    16,709      16,854       16,699       16,942


 See notes to consolidated financial statements.

                                   ONEIDA LTD.
                           CONSOLIDATED BALANCE SHEET
                    OCTOBER 30, 1999 AND JANUARY 30, 1999


                                                              (Thousands)
                                                            OCT 30,   JAN 30,
                                                             1999       1999
                                                          -------      -------
ASSETS

 CURRENT ASSETS:
  Cash..........................................            $4,264       $1,913
  Accounts receivable, net of allowance for doubtful
   accounts of $1,868,000 and $1,520,000........            97,174       72,919
  Other accounts and notes receivable...........             1,650        2,777
  Inventories:
   Finished goods...............................           171,751      160,888
   Goods in process.............................            12,083       14,339
   Raw materials and supplies...................            13,161       14,885
  Other current assets..........................            11,519        8,217
                                                           -------      -------
     Total current assets.......................           311,602      275,938
                                                           -------      -------
 PROPERTY, PLANT AND EQUIPMENT-At cost:
  Land and buildings............................            59,200       56,378
  Machinery and equipment.......................           168,635      161,660
                                                           -------      -------
     Total......................................           227,835      218,038
  Less accumulated depreciation.................           128,613      123,010
                                                           -------      -------
     Property, plant and equipment-net..........            99,222       95,028
                                                           -------      -------
 OTHER ASSETS:
  Intangible assets - net.......................            27,963       39,202
  Other assets..................................            33,436       31,900
                                                           -------      -------
      TOTAL.....................................          $472,223     $442,068
                                                           =======      =======

 See notes to consolidated financial statements.

                                     ONEIDA LTD.
                            CONSOLIDATED BALANCE SHEET
                     OCTOBER 30, 1999 AND JANUARY 30, 1999


                                                               (Thousands)
                                                           OCT 30,      JAN 30,
                                                            1999         1999
                                                           -------      -------
 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
  Short-term debt...............................           $57,346      $56,060
  Accounts payable..............................            31,258       26,638
  Accrued liabilities...........................            51,466       40,295
  Accrued income taxes..........................             8,247        6,388
  Dividends payable.............................             1,695        1,701
  Current installments of long-term debt........             6,698        4,790
                                                           -------      -------
     Total current liabilities..................           156,710      135,872
                                                           -------      -------
 LONG-TERM DEBT.................................           111,410       89,605
                                                           -------      -------
 OTHER LIABILITIES:
  Accrued postretirement liability..............            55,419       54,264
  Accrued pension liability.....................            15,927        9,584
  Other liabilities.............................             8,650       12,495
                                                           -------      -------
     Total......................................            79,996       76,343
                                                           -------      -------
 STOCKHOLDERS' EQUITY:
  Cumulative 6% preferred stock; $25 par
   value; authorized 95,660 shares, issued
   87,009 and 87,411 shares,
   callable at $30 per share....................             2,175        2,185
  Common stock $1 par value; authorized
   48,000,000 shares, issued 17,594,204
   and 17,423,478 shares........................            17,594       17,423
  Additional paid-in capital....................            81,775       79,737
  Retained earnings.............................            54,996       65,870
  Currency translation adjustment...............           (11,481)     (11,079)
  Less cost of common stock held in
   treasury; 1,017,473 and 816,284 shares.......           (18,525)     (13,888)
  Less unallocated ESOP shares of common
   stock of 108,526.............................            (2,427)
                                                           -------      -------
    Stockholders' Equity.......................            124,107      140,248
                                                          --------     --------
      TOTAL.....................................          $472,223     $422,068
                                                          ========     ========

 See notes to consolidated financial statements.

                             Consolidated Statement of Changes
                                  in Stockholders' Equity
             For the quarters ended October 30, 1999 and October 31, 1998


                                                             Add'l
                          Comp.   Common   Common   Pref'd  Paid-in    Retained
                         Income   Shares    Stock    Stock   Capital   Earnings
                        --------------------------------------------------------
Balance at Aug 1, 1998...         17,355   $17,355  $2,198   $79,165    $60,159
Stock plan activity, net.             27        27               353
Cancelled stock..........                              (11)
Purchase/retirement of
 treasury stock, net.....             (4)      (4)
Cash dividends declared
   ($.10 per share)......                                                (1,695)
Net income............... $5,694                                          5,694
Other comprehensive
   income (loss).........   (765)
                          -------
Comprehensive income..... $4,929
ESOP activity, net....... ======
                                  ---------------------------------------------
Balance October 31, 1998.         17,378  $17,378   $2,187   $79,518    $64,158
                                  =============================================

                              Accumulated
                               Other Comp           Treasury         Unallocated
                                 Income              Stock              ESOP
                        -------------------------------------------------------
Balance at Aug 1, 1998...     $(10,819)           $(10,579)             $(308)
Stock plan activity, net.
Cancelled stock..........                               71
Purchase/retirement of
Treasury stock, net......                           (1,676)
Cash dividends declared
   ($.10 per share)......
Net income...............
Other comprehensive
   income (loss).........         (765)
Comprehensive income.....
ESOP activity, net.......                                                (580)
                        -------------------------------------------------------
Balance October 31, 1998      $(11,584)           $(12,184)             $(888)
                        =======================================================


                               Consolidated Statement of Changes
                                     in Stockholders' Equity
                For the quarters ended October 30, 1999 and October 31, 1998
                                          (Continued)


                                                             Add'l
                          Comp.   Common   Common   Pref'd  Paid-in    Retained
                         Income   Shares    Stock    Stock   Capital   Earnings
                        -------------------------------------------------------
Balance at July 31, 1999.         17,577   $17,577  $2,175   $81,445    $51,823
Stock plan activity, net.             18        18               330
Cancelled stock..........             (1)       (1)
Purchase/retirement of
Treasury stock, net......
Cash dividends declared
   ($.10 per share)......                                                (1,620)
Net income............... $4,793                                          4,793
Other comprehensive
   income ...............    436
                          ------
Comprehensive income..... $5,229
ESOP activity, net....... ======
                                  ---------------------------------------------
Balance October 30, 1999.         17,594  $17,594   $2,175   $81,775    $54,996
                                  =============================================

                              Accumulated
                               Other Comp           Treasury         Unallocated
                                 Income              Stock              ESOP
                        -------------------------------------------------------
Balance at Jul 31, 1999..     ($11,917)            ($14,978)          $(2,102)
Stock plan activity, net.
Cancelled stock..........
Purchase/retirement of
Treasury stock, net......                            (3,547)
Cash dividends declared
   ($.10 per share)......
Net income...............
Other comprehensive
   income ...............          436
Comprehensive income.....
ESOP activity, net.......                                                (325)
                        -------------------------------------------------------
Balance October 30, 1999.     $(11,481)            $(18,525)          $(2,427)
                        =======================================================

See notes to consolidated financial statements.

                                Consolidated Statement of Changes
                                     in Stockholders' Equity
                 For the nine months ended October 30, 1999 and October 31, 1998


                                                          Add'l
                           Comp.   Common   Common   Pref'd  Paid-in    Retained
                          Income   Shares    Stock    Stock   Capital   Earnings
                          ------------------------------------------------------
Balance at January 31, 1998        17,091   $17,091  $2,200   $76,007   $54,620
Stock plan activity, net...           319       319             3,511
Cancelled stock............           (20)      (20)    (13)
Purchase/retirement of
Treasury stock, net......             (12)      (12)
Cash dividends declared
   ($.40 per share)......                                                (6,798)
Net income............... $16,336                                        16,336
Other comprehensive
   income (loss).........  (2,915)
                          -------
Comprehensive income..... $13,421
ESOP activity, net.......  ======
                                  ----------------------------------------------
Balance October 31, 1998.          17,378   $17,378   $2,187   $79,518  $64,158
                                  ==============================================

                              Accumulated
                               Other Comp           Treasury         Unallocated
                                 Income              Stock              ESOP
                     -------------------------------------------------------
Balance at January 31, 1998      $(8,669)            $(5,632)          $(360)
Stock plan activity, net...
Cancelled stock............                              168
Purchase/retirement of
Treasury stock, net........                           (6,720)
Cash dividends declared
(.40 per share)...........
Net income.................
Other comprehensive
   income (loss)...........      (2,915)
Comprehensive income.......
ESOP activity, net.........                                             (528)
                              ----------------------------------------------
Balance October 31, 1998       $(11,584)            $(12,184)          $(888)
                              ===============================================

                               Consolidated Statement of Changes
                                     in Stockholders' Equity
                For the nine months ended October 30, 1999 and October 31, 1998
(Continued)


                                                               Add'l
                            Comp.  Common   Common   Pref'd   Paid-in   Retained
                           Income  Shares    Stock    Stock   Capital   Earnings
                         -------------------------------------------------------
Balance at January 30, 1999.        17,423   $17,423  $2,185  $79,737   $65,870
Stock plan activity, net..             177       177            2,033
Cancelled stock...........              (6)       (6)               1
Purchase/retirement of
Treasury stock, net.......                               (10)       4
Cash dividends declared
   ($.30 per share).......                                               (4,943)
Net income (loss)......... $(5,931)                                      (5,931)
Other comprehensive
   income (loss)..........    (402)
                           -------
Comprehensive income (loss)$(6,333)
ESOP activity, net........  ======
                                  ---------------------------------------------
Balance October 30, 1999..          17,594  $17,594   $2,175  $81,775   $54,996
                                   =============================================

                             Accumulated
                              Other Comp           Treasury         Unallocated
                                Income              Stock              ESOP
                            -------------------------------------------------
Balance at January 30, 1999    ($11,079)            ($13,888)         $ -
Stock plan activity, net...
Cancelled stock............
Purchase/retirement of
Treasury stock, net........                           (4,899)
Cash dividends declared
   ($.30 per share)........
Net income.................
Other comprehensive
   income (loss)...........        (402)
Comprehensive income.......
ESOP activity, net.........                              262           (2,427)
                           --------------------------------------------------
Balance October 30, 1999...    $(11,481)            $(18,525)         $(2,427)
                           ==================================================

See notes to consolidated financial statements.

                                      ONEIDA LTD.
                        CONSOLIDATED STATEMENT OF CASH FLOWS
           FOR THE NINE MONTHS ENDED OCTOBER 30, 1999 AND OCTOBER 31, 1998
                                    (In Thousands)
                                                                   FOR THE
                                                             NINE MONTHS ENDED
                                                            OCT 30,      OCT 31,
                                                              1999        1998
                                                            -------     -------
  CASH FLOW FROM OPERATING ACTIVITIES:
    Net income (loss)...............................        $(5,931)    $16,336
    Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation...................................          8,333       9,919
     Impairment of long-term assets
        and inventory writedowns....................         15,000
     Amortization of intangibles....................          2,048       2,349
     Deferred taxes and other non-cash
        charges and credits.........................          6,096        (340)
     Decrease (increase) in operating assets:
     Receivables....................................        (23,128)    (27,568)
     Inventories....................................         (9,883)    (55,020)
     Other current assets...........................         (3,302)       (775)
        Other assets................................           (162)       (202)
     Increase in accounts payable...................          4,620      12,950
     Increase (decrease) in accrued liabilities.....         13,024        (769)
        Net cash provided by (used in)                      -------     -------
         operating activities.......................          6,715     (43,120)
                                                            -------     -------
  CASH FLOW FROM INVESTING ACTIVITIES:
    Property, plant and equipment expenditures......        (17,921)    (16,090)
    Minority interest...............................         (1,251)       (284)
    Retirement of property, plant and equipment.....          1,494         262
    Other, net......................................         (1,474)     (1,196)
                                                            -------     -------
        Net cash used in investing activities.......        (19,152)    (17,308)
                                                            -------     -------
  CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock..........          2,199       3,797
    Issuance of restricted stock plan shares........
    Purchase of treasury stock......................         (4,637)     (6,564)
    Purchase (allocation) of ESOP shares - net......         (2,427)       (528)
    Issuance (payments) of short-term  debt - net...          1,286      54,426
    Payment of long-term debt.......................           (839)       (418)
    Proceeds from issuance of long-term debt........         24,551      19,681
    Dividends paid..................................         (4,943)     (6,798)
                                                            -------     -------
        Net cash provided by financing activities...         15,190      63,596
                                                            -------     -------
  EFFECTS OF EXCHANGE RATE CHANGES ON CASH..........           (402)     (2,915)
                                                            -------     -------
  NET INCREASE IN CASH..............................          2,351         253
  CASH AT BEGINNING OF YEAR.........................          1,913       3,095
                                                            -------     -------
  CASH AT END OF PERIOD.............................         $4,264      $3,348
                                                            =======     =======
  SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Interest paid ...................................         $7,768      $6,547
   Income taxes paid................................          2,386       6,388

  See notes to consolidated financial statements.

                                        ONEIDA LTD.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (Thousands)
1. The statements for the three and nine months ended October 30, 1999 and October 31, 1998 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results of such periods. The results of operations for the nine months ended October 30, 1999 are not necessarily indicative of the results of operations to be expected for the year ending January 29, 2000. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended in January 1999 and 1998 included in the Company's January 30, 1999 Annual Report to the Securities and Exchange Commission on Form 10-K.

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

3. In the quarter ended May 1, 1999, the Company recorded a $35,800 charge for restructuring and other unusual items, as it broadened the restructuring program initiated in 1998. This total includes $3,000 of inventory writedowns due to discontinuing certain product lines, $11,000 of charges related to operations restructuring, $12,000 of long-term asset impairments and $9,800 of other unusual charges. In the quarter ended October 30, 1999, the Company expensed additional unusual charges of $8,500.

Key components of the restructuring are the closure of the Company's flatware manufacturing facility in Niagara Falls, Canada; consolidation of the Company's international operations; and further elimination of positions and underperforming product lines. The majority of the $11,000 restructuring charge related to operations made in the first quarter related to early retirement benefits, severance and associated employee benefit costs. The closure of the Canadian manufacturing facility, which was substantially completed in the first quarter, resulted in the reduction of approximately 150 jobs. The intent of the total strategic restructuring plan is to reduce the Company's worldwide employment of 4,800 jobs by approximately 12%. This is being accomplished by means of the above mentioned plant closure and further international and domestic job consolidations, as well as through normal attrition and the extension of early retirement and termination packages. In the third quarter and the first nine months, the Company actually paid $500 and $8,200 of these restructuring costs, respectively.

The asset writedowns are related to goodwill associated with the purchase of a subsidiary and the writedown of manufacturing fixed assets that will no longer be utilized due to the closing of the Oneida Canada plant and the exiting of certain product lines. The full $12,000 of non-cash charges were recorded against the respective assets to reduce them to net realizable value in the first quarter. The Company recorded a $3,000 non-cash inventory reserve charge as a component of cost of sales during the first quarter to reduce discontinued product lines to net realizable value. $1,130 and $2,600 was written off against the reserve during the third quarter and first nine months of the year, respectively.

In 1999, the Company has expensed $18,300 of unusual items. These were costs related to an unsolicited takeover attempt, litigation costs and costs incurred to overcome unique market barriers in the foodservice glassware market. Approximately $6,600 and $11,600 of these unusual expense payments were made in the third quarter and first nine months of 1999, respectively.

                                   ONEIDA LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Thousands)

In the year ended January 1999, the Company initiated restructuring efforts by means of a workforce reduction that was accomplished through job consolidations and early retirements. The Company previously accrued $5,000 to account for the severance and related employee benefits for this phase. As of the end of the third quarter, approximately $300 of benefits remain unpaid.

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

The following is a reconciliation of basic earnings per share to diluted earnings per share for the three months ended October 30, 1999 and October 31, 1998:
                            Net     Preferred     Adjusted              Earnings
                           Income    Stock       Net Income    Average      Per
                           (Loss)   Dividends      (Loss)      Shares     Share
--------------------------------------------------------------------------------
[S]                      [C]          [C]        [C]           [C]        [C]
1999:
Basic earnings
 per share.............. $  4,793     $(32)         4,761      16,523      $.29
Effect of stock options.                                          186
Diluted earnings
 per share..............    4,793      (32)         4,761      16,709       .29
--------------------------------------------------------------------------------
1998:
Basic earnings
 per share..............    5,694      (33)         5,661      16,659       .34
Effect of stock options.                                          195
Diluted earnings
 per share..............    5,694      (33)         5,661      16,854       .34
--------------------------------------------------------------------------------
The following is a reconciliation of basic earnings per share to diluted earnings per share for the nine months ended October 30, 1999 and October 31, 1998:
                            Net     Preferred     Adjusted              Earnings
                           Income    Stock       Net Income    Average      Per
                           (Loss)   Dividends      (Loss)      Shares     Share
--------------------------------------------------------------------------------
[S]                      [C]          [C]        [C]           [C]        [C]
1999:
Basic earnings
 per share.............. $ (5,931)    $(97)       $(6,028)     16,541     $(.36)
Effect of stock options.                                          158
Diluted earnings
 per share..............   (5,931)     (97)        (6,028)     16,699      (.36)
--------------------------------------------------------------------------------
1998:
Basic earnings
 per share..............   16,336      (99)        16,237      16,683       .97
Effect of stock options.                                          259
Diluted earnings
 per share..............   16,336      (99)        16,237      16,942       .96
--------------------------------------------------------------------------------

                                   ONEIDA LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Thousands)


5.Included in the long-term debt caption on the balance sheet are various senior notes. The note agreements relating thereto contain provisions which restrict borrowings, business investments, acquisition of the Company's stock and payment of cash dividends. Included in the debt covenants is a restriction that the Company's ratio of total debt to tangible net worth not exceed 1.75. The ratio was 1.89 at October 30, 1999 and accordingly, the Company has received a waiver from its lenders. At October 30, 1999, the maximum amount available for payment of dividends was $9,240.

6. Within the Statement of Changes in Stockholders' Equity, the Company reports comprehensive income in accordance with the Statements of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." This pronouncement requires the Company to report the effects of foreign currency translation adjustments on comprehensive income.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  Quarter ended October 30, 1999 compared with
                       the quarter ended October 31, 1998
                                 (In Thousands)
Operations
Net Sales by Product Line:
                                       1999             1998         % Change
                                      -------          -------         -----
    [S]                               [C]              [C]             [C]
    Metal Products...............     $84,600          $89,400          (5.4)%
    Dinnerware Products..........      26,400           24,200           9.1%
    Glass/Crystal Products.......      11,200            6,200          80.7%
    Other Products...............      12,315            8,987          37.0%
                                      -------          -------         -----
      Total......................    $134,515         $128,787           4.5%
                                      =======          =======         =====

Consolidated net sales, for the quarter ended October 30, 1999 increased $5,728, over the same period a year ago. Sales increases over 1998 third quarter levels were achieved in both the foodservice and international markets. Sales of metal tableware were soft across all markets this quarter while growth in dinnerware sales includes both domestic and imported products. The Company added glass products and expanded its crystal offering in late 1998, hence the growth in that product line. The majority of the growth in sales of other products is attributable to sales made to the grocery store market.

Gross margin, as a percentage of net sales, was 38.5% in the third quarter of 1999 as compared to 35.5% for the same period of 1998. The increase reflects improved manufacturing efficiencies and restructuring program benefits in 1999.

Operating Expenses (excluding
 unusual charges)                      1999             1998        % Change
                                      -------         -------       ------
    [S]                               [C]             [C]             [C]
    Selling, advertising and
      distribution.................   $24,020         $24,232         (.9)%
    General and administrative.....     8,894           9,650        (7.8)%
                                      -------         -------        -----
      Total........................   $32,914         $33,882        (2.9)%
                                      =======         =======        =====

Total recurring operating expenses as a percentage of sales decreased to 24.5% in the third quarter of 1999 from 26.3% last year due to the Company's restructuring plan that was implemented in early 1999.

In the quarter ended October 30, 1999, the Company recorded an additional charge of $8,500 for unusual expenses. These costs are related to litigation expenses and other costs incurred to overcome market barriers in the foodservice glassware market.

Interest expense, prior to capitalized interest, was $3,154 for the quarter ended October 30, 1999, an increase of $313 from the third quarter of 1998. This increase is due to higher average borrowings in the third quarter of 1999.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             Nine month period ended October 30, 1999 compared with
                  the nine month period ended October 31, 1998
                                 (In Thousands)


Operations
Net Sales by Product Line:
                                       1999         1998             % Change
                                      -------      -------            -----
    [S]                              [C]        [C]                 [C]
    Metal Products...............    $232,400     $237,400            (2.1)%
    Dinnerware Products..........      76,200       69,200            10.1%
    Glass/Crystal Products.......      28,100       15,200            84.9%
    Other Products...............      27,928       18,258            53.0%
                                      -------      -------            -----
      Total......................    $364,628     $340,058             7.2%
                                      =======      =======            =====
Consolidated net sales, for the nine months ended October 30, 1999 increased $24,570, over the same period a year ago. Significant year to date sales increases over 1998 levels were made in the foodservice and international markets. Sales of metal tableware fell slightly behind 1998 levels in the third quarter of 1999. 1999 is the first full year that the Company expanded it's crystal product category to include glassware and new consumer crystal lines, hence the growth in that product line. The majority of the growth in sales of other products is attributable to continued growth in the grocery store market.

Gross margin, (excluding the special inventory restructuring charge of $3,000), as a percentage of net sales, was 39.7% in the first nine months of 1999 as compared to 37.2% for the same period of 1998. The increase reflects improved manufacturing efficiencies and restructuring program benefits in 1999.

Operating Expenses (exclusive of restructuring
 and unusual charges)
                                       1999         1998             % Change
                                      -------     -------             -----
    [S]                               [C]         [C]                  [C]
    Selling, advertising
      and distribution.............   $69,312     $67,043              3.4%
    General and administrative.....    28,283      27,978              1.1%
                                      -------     -------             -----
      Total........................   $97,595     $95,021              2.7%
                                      =======     =======             =====
Total recurring operating expenses increased by $2,574 from the same period last year, but actually decreased as a percentage of sales from 27.9% to 26.8% in 1999 due to continued strict expense control and the 1999 restructuring program. The increase in selling and distribution costs is attributable to higher sales levels in the current year.

Included in other income for the nine months ended October 30, 1998 were net settlements of three long-term contracts resulting from termination of a major energy supply contract, the Company's lease of an office facility in Redmond Washington and a long-term distribution relationship.

Interest expense, prior to capitalized interest, was $8,950 for the nine months ended October 30, 1999, an increase of $1,800 from the same period in 1998. This increase is due to higher average borrowings in 1999. These borrowings were for working capital needs as well as the construction of two major distribution facilities.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             Nine month period ended October 30, 1999 compared with
                  the nine month period ended October 31, 1998
                                 (In Thousands)
For the first nine months of 1999, the Company recorded a $44,300 charge for restructuring costs and other unusual items. This total includes $3,000 of inventory writedowns due to discontinuing certain product lines (reported in cost of sales), $11,000 of charges related to operations restructuring, $12,000 of long-term asset impairments and $18,300 of other unusual charges. Key components of the restructuring are the closure of the Company's flatware manufacturing facility in Niagara Falls, Canada; consolidation of the Company's international operations; and further elimination of positions and underperforming product lines.

The majority of the $11,000 restructuring charge made in the first quarter of 1999 relates to early retirement benefits, severance and associated employee benefit costs. The closure of the Canadian manufacturing facility, which was substantially completed in the first quarter, resulted in the reduction of approximately 150 jobs. The intent of the total strategic restructuring plan is to reduce the Company's worldwide employment of 4,800 jobs by approximately 12%. This is being accomplished by means of the above mentioned plant closure and further international and domestic job consolidations, as well as through normal attrition and the extension of early retirement and termination packages. Through the first nine months, the Company paid $8,200 of these restructuring costs.

The asset writedowns are related to goodwill associated with the purchase of a subsidiary and the writedown of manufacturing fixed assets that will no longer be utilized due to the closing of the Oneida Canada plant and the exiting of certain product lines. The full $12,000 of non-cash charges were recorded against the respective assets to reduce them to net realizable value in the first quarter of 1999. The Company recorded a $3,000 non-cash inventory reserve charge as a component of cost of sales during the first quarter to reduce discontinued product lines to net realizable value. $2,600 has been written off against the reserve to date.

In 1999, the Company expensed $18,300 of unusual items. These were costs related to an unsolicited takeover attempt, litigation costs and expenses incurred to overcome unique market barriers in the foodservice glassware market. Through the first nine months, approximately $11,600 of these unusual expense payments were made.

In January 1999, the Company initiated restructuring efforts by means of a workforce reduction that was accomplished through job consolidations and early retirements. The Company accrued $5,000 to account for the severance and related employee benefits for this phase. As of the end of the third quarter, approximately $300 of benefits remain unpaid. The majority of the restructuring and unusual expense payments will be completed by year-end. The Company expects to reduce expenses by $12,000 in 1999 and by $20,000 per year thereafter as a result of the restructuring plan.

Liquidity & Financial Resources
During the nine months of this year, the Company spent approximately $18,000 on capital projects focused primarily on its distribution and manufacturing facilities. The Company expects to invest another $5,000 on similar projects during the remainder of the current fiscal year. The Company is currently constructing a 206,000 square foot warehouse at its main facility in Sherrill, NY. This project, which should be completed in early 2000, will cost approximately $10,000. By consolidating Northeast distribution in this one facility, the Company expects to both lower costs and improve customer service.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             Nine month period ended October 30, 1999 compared with
                  the nine month period ended October 31, 1998
                                 (In Thousands)

Year to date, $8,000 was spent on purchasing common shares either as treasury stock or as contributions to its ESOP plan. Management believes there is sufficient liquidity to support the Company's ongoing funding requirements from future operations as well as the availability of bank lines of credit. At October 30, 1999, the Company had unused short-term credit lines equal to $40,500. Working capital as of October 30, 1999 totaled $154,892.


Year 2000 Compliance
Year 2000 issues relate to the ability of computer systems to distinguish data which contains dates beyond December 31, 1999. The Company has created and implemented a comprehensive Year 2000 compliance plan. The Company holds regular compliance meetings to receive information and input from all of the Company's main operating areas.

As part of its compliance plan, the Company has reviewed all of its software and information processing systems and identified date sensitive functions. The Company began testing those systems in the first quarter of 1999. Testing is substantially complete. Any systems found to be noncompliant have been modified to ensure that they operate properly. The Company believes that all of its remaining systems are now Year 2000 compliant.

The Company has identified and contacted its major customers, suppliers, service providers and business partners. Each of these entities received a letter informing them of the Company's plans and state of readiness and asking that they in turn share their own Year 2000 plans by returning a questionnaire to the Company. In addition to its compliance plan, the Company has developed contingency plans based upon the outcomes of the systems tests that were conducted.

The Company believes it is devoting appropriate resources to resolve its Year 2000 issues in a timely manner and believes that its compliance program will result in all internal systems being prepared for Year 2000 processing. The compliance plan is proceeding on schedule and to date no unforeseen significant difficulties have arisen. Based upon the work performed to date, the Company presently believes that the likelihood of the Year 2000 having a material result on its operations, liquidity or financial position is remote. The Company estimates that its direct Year 2000 compliance costs will not exceed $500, of which to date is approximately what has been incurred and expensed.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             Nine month period ended October 30, 1999 compared with
                   the six month period ended October 31, 1998
                                 (In Thousands)


Contingencies-Legal Proceedings
On December 8, 1998, the Oneida Indian Nation of New York, the Oneida Tribe of Indians of Wisconsin and the Oneida of Thames, as Plaintiffs, along with the United States of America, as Intervenor, moved to amend their Complaint filed on May 3, 1974 in the United States District Court for the Northern District of New York against the counties of Oneida and Madison, New York. The amended Complaint seeks to add the State of New York, New York State Thruway Authority, Utica-Rome Motorsports, Inc., Niagara Mohawk Power Corporation and the Oneida Valley National Bank, individually and as representatives of the class of similarly situated private landowners in Madison and Oneida counties. The Complaint alleges that during the nineteenth century the Oneidas' lands were improperly transferred. The Oneidas seek title to the property as well as monetary damages. The Corporation's headquarters and main manufacturing and distribution facilities are located within this land claim area. The Corporation filed a motion to intervene with the United States District Court for the Northern District of New York on February 26, 1999. The Judge's decision on whether private landowners will be added as Defendants is pending.

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

                                    October 30, 1999

                                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                        ONEIDA LTD
                                                        (Registrant)


Date:   December 14, 1999






                                                        Edward W. Thoma
                                                        Senior Vice President,
                                                        Finance