Form 10-K
period 2000-01-29
ONEIDA LTD
filed 2000-04-27
CIK 74585

               SECURITIES  AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-K

      Annual Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

            For the fiscal year ended January 29, 2000
                  Commission File Number 1-5452

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on a closing price of $18.6875 per share as reported on the New York Stock Exchange Composite Index on April 17, 2000 was $293,660,626.

The number of shares of Common Stock ($1.00 par value) outstanding as of April 17, 2000, was 16,422,173.

                      Documents Incorporated by Reference

1. Portions of Oneida Ltd.'s Annual Report to Stockholders for the fiscal year ended January 29, 2000 (Parts I and II of Form 10-K).
2. Portions of Oneida Ltd.'s Definitive Proxy Statement dated April 24, 2000 (Part III of Form 10-K).

               Page 1 of 19.  See list of Exhibits on pages 11-14.

                             PART I

ITEM 1.       BUSINESS.

a.  General.

The Company (unless otherwise indicated by the context, the term "Company" means Oneida Ltd. and its consolidated subsidiaries) was incorporated in New York in 1880 under the name Oneida Community, Limited. In 1935, the Company's name was changed to Oneida Ltd. It maintains its executive offices in Oneida, New York.

Since  its  inception, the Company has manufactured and  marketed tableware -
initially  sterling  and  later  silverplated   and stainless steel products.
By acquiring subsidiaries, entering into strategic distributorship arrangements and expanding its own tableware lines, the Company has diversified into the manufacture and distribution of commercial and retail china dinnerware and the distribution of other tableware and gift items, most notably crystal and glass stemware, barware and giftware.

b.  Industry Segments.

The Company's operations and assets are in one principal industry: tableware products. The Company's principal industry segments are grouped around the manufacture and distribution of three major product categories:
metalware,  dinnerware   and glassware.  The Company also distributes a variety
of  other tabletop accessories.

Information  regarding  the  Company's  operations  by   industry segment for
the years ended January 29, 2000, January 30, 1999 and January 31, 1998 is set forth on pages 24 through 25 of the Company's Annual Report to Stockholders for the year ended January 29, 2000, parts of which are incorporated herein by reference.

c.  Narrative Description of Business.

Principal Products.

    Metalware:
Metalware is comprised of stainless steel, silverplated and sterling silver flatware (forks, knives, spoons and serving pieces), stainless steel and silverplated holloware (bowls, trays, and tea and coffee sets), cutlery and cookware.

The  majority  of the Company's flatware is manufactured  at  the Company's
facilities in Sherrill, New York.   In  addition,  the Company also utilizes the
facilities of Oneida Mexicana, S.A., located in Toluca, Mexico, to manufacture flatware patterns that are not produced in Sherrill, New York. The Company also imports flatware and cutlery from several international sources.

In 1999 the Company, through its Oneida International, Inc. subsidiary, completed construction of a new foodservice stainless steel holloware manufacturing facility located in Shanghai, China. This facility is owned and operated by Shanghai Premium Tableware Manufacturing Co., Ltd., a wholly owned subsidiary of Oneida International, Inc. The Company also imports stainless steel and silverplated holloware products from several international sources.

The Company imports its aluminum and stainless steel cookware from several international sources.

    Dinnerware:
Dinnerware includes domestic and imported china, porcelain and stoneware plates, bowls, cups, mugs and a variety of serving pieces.

In 1998 the Company entered the casual consumer dinnerware market. At present, the Company offers 20 patterns of dinnerware grouped into 5 distinct lines ranging from elegant to basic restaurant style to mix-and-match. The Company imports its consumer dinnerware from several international sources.

Buffalo China, Inc. is a leading manufacturer of vitreous china for the foodservice industry. Buffalo China also operates a subsidiary, Ceramica de Juarez, S.A. de C.V., located in Juarez, Mexico. Ceramica de Juarez produces holloware and other specialty china pieces that are not manufactured in Buffalo, including bisque china which is then finished in Buffalo and fully finished items. THC Systems, Inc., another of the Company's wholly owned subsidiaries, is a leading importer and marketer of vitreous china and porcelain dinnerware for the foodservice industry. THC does business under the REGO tradename.

The Company is also the exclusive distributor of certain china dinnerware products manufactured by Schonwald and Noritake Co., Inc. for the United States foodservice and institutional markets.

    Glassware:
The Company's Glassware segment includes glass and crystal stemware, barware, serveware, giftware and decorative pieces.

In September 1997, the Company began acting as the exclusive distributor of Schott Zwiesel crystal products in the foodservice and consumer markets of the United States, Mexico and the Caribbean. In 1999 this distribution relationship was extended to include the foodservice and consumer markets of Australia, New Zealand and Central and South America. In 2000, the foodservice and consumer markets of the United Kingdom were added as well. Schott Zwiesel is a German manufacturer of fine crystal stemware, barware and giftware. The Company markets Schott Zwiesel's crystal products under both the Schott Zwiesel and Oneida names. In combination with this exclusive distributorship, the Company purchased a 25.1% ownership interest in Schott Zwiesel Glaswerke, AG, the German corporation responsible for the production of Schott Zwiesel crystal tableware products.

In February 1999, the Company began acting as the exclusive distributor of the crystal products manufactured by Cristalleria Artistica La Piana, SpA, also known as CALP, for the consumer and foodservice markets in the United States. CALP is an Italian manufacturer of fine 24% lead crystal stemware, giftware and decorative pieces. The Company will continue to market CALP's crystal products under CALP's trademarks of RCR, CAPRI, DA VINCI, PRIMA VERA and CRISTALLO, as well as under the Oneida name.

In addition to the distribution of Schott and CALP crystal, the Company significantly expanded its self-branded glassware lines in 1998 with the introduction of Oneida glassware for both foodservice and consumer use. Oneida imports its glassware from several foreign sources, but is supplied primarily by Pasabahce Cam Sanayii ve Ticaret A.S., a Turkish glassware manufacturer. In April 2000, the Company and Pasabahce formalized their
relationship   whereby  the  Company  will  act  as   Pasabahce's exclusive
foodservice distributor in the United States, Canada, Mexico and the Caribbean, and for certain products in Australia and New Zealand.

The Company has and will continue to import other glass and crystal stemware, barware, serveware, giftware and decorative pieces from several international sources for sale under the Oneida name.

    Other Tabletop Accessories:
The Company has recently begun to expand its product offerings beyond its main metalware, dinnerware and glassware segments. These other products include ceramic and plastic serveware, kitchen and table linens, picture frames and decorative pieces distributed primarily by the Company's Encore Promotions and Kenwood Silver subsidiaries.

The percentages of metalware, dinnerware, glassware and other tabletop accessories sales to total consolidated sales for the fiscal years, which end in January, are as follows:

                          2000           1999           1998

Metalware:                 68%            73%            77%
Dinnerware:                21%            20%            19%
Glassware:                 8%             4%             3%
Other Tabletop             3%             3%             1%
Accessories:

Principal Markets.

    Consumer:
Consumer marketing focuses on individual consumers, and the Company's wide-ranging consumer marketing activities include both retail and direct operations. The Company's retail accounts include national and regional department store chains, mass merchandise and discount chains, specialty shops and local establishments. The Company's direct accounts serve business customers in the premium, incentive, mail order and direct selling markets. The Company also reaches consumers with its wholly owned Kenwood Silver Company, Inc. and Encore Promotions, Inc. subsidiaries, both of which play a significant role in the marketing of the Company's products. Kenwood Silver Company, Inc. operates a chain of 64 Oneida Factory Stores in resort and destination shopping areas across the United States, while Encore Promotions, Inc. runs supermarket redemption programs featuring a variety of tableware and household items. Since late 1999 the Company has also been actively marketing its products via its revised and updated web site, www.oneida.com.

Most consumer orders are filled directly by the Company from its primary distribution center located in Sherrill, New York. For some accounts, however, orders are fulfilled by one of the Company's two other distribution centers which are located in Ontario, California and Nashville, Tennessee.

    Foodservice:
The  Company serves foodservice and institutional accounts of all kinds,
including   restaurants,  hotels,  resorts,   convention centers, food
distributors, airlines, cruiselines, hospitals and educational institutions. While most foodservice orders are filled directly by the Company from its primary distribution centers in Sherrill and Buffalo, New York, some orders are filled by the Company's other distribution centers which are located in Ontario, California and Nashville, Tennessee. The Company also utilizes third party warehouses located in Charlotte, North Carolina; Fond du Lac, Wisconsin; and Miami, Florida to service certain foodservice customers.

    International:
International activities span both the consumer and foodservice markets described above, and include the marketing and sale of the Company's domestically manufactured and internationally sourced products throughout the world.

Since 1999, all sales and marketing functions in the Mexican  and Central
American  markets  have  been  served  by   a   Company subsidiary, Oneida, S.A.
de C.V., while the European and Canadian markets continue to be served by Oneida Silversmiths, Limited and Oneida Canada, Limited, respectively.

The Company owns 94% of Oneida International, Inc., a corporation formed to market tabletop products of Italian design, some of which are manufactured in Italy while others are manufactured in Shanghai, China or sourced internationally. Oneida International, Inc. develops and markets these and other of the Company's products in the international foodservice market through its wholly-owned subsidiary, Oneida Italy, S.r.l. Oneida Italy was
created   in   1999   by  the  merger  of  two  existing   Oneida International
subsidiaries, Sant'Andrea  S.r.l.  and  Table  Top Engineering & Design, S.r.l.

Since 1998, the Asian and Pacific markets have been served by the Company's subsidiary, Oneida Australia, PTY Ltd. In addition to marketing the Company's existing products, Oneida Australia PTY Ltd. continues the businesses of two 1998 acquisitions, Stanley Rogers & Son, a leading importer and marketer of stainless steel and silverplated flatware to retail customers in Australia and New Zealand, and Westminster China, a leading importer and marketer of porcelain dinnerware to the foodservice, domestic tourism and promotion industries in Australia and New Zealand. Now supplementing the Company's Asian and Pacific marketing efforts is Oneida Tableware Trading Co., Ltd., a Chinese
corporation   formed   in  1999  as  a   subsidiary   of   Oneida International,
Inc. Oneida Tableware Trading Co., Ltd. will market and distribute the Company's various products throughout China and the other Pacific Rim countries.

In addition to the foregoing, the Company also uses a network of independent representatives and distributors to market and sell the Company's products in countries where the Company does not have offices or employees of its own.

International orders for both foodservice and consumer products are filled by the Company from a variety of locations, including the Company's United States distribution centers in Sherrill, New York and Nashville, Tennessee, as well as the Company's international facilities in Toluca, Mexico; Bangor, Northern Ireland; and Vercelli, Italy. In addition, many orders are shipped
directly   from   the  suppliers   to   the   Company's international customers.

Raw Materials.
The   principal  raw  materials  used  by  the  Company  in   its manufacture of
metalware are stainless steel, brass, silver and gold. For china, they are various clays, flint, aluminum oxide and glass frite. These materials are purchased in the open market to meet current requirements and have historically been available in adequate supply from multiple sources. The Company experienced no significant or unusual problems in the purchase of raw materials during 1999. Although the Company has successfully met its raw materials requirements in the past, there may in the future be temporary shortages or sharp increases in the prices of raw materials due to a number of factors such as transportation disruptions or production or processing delays. For example, the price of nickel, one of the components of stainless steel, a principal ingredient of the Company's metalware products, has been volatile since late 1999. While it is impossible to predict the timing or impact of future shortages and price increases, such shortages and increases have not in the past had any material adverse effects on the Company's operations.

Intellectual Property.
The Company owns and maintains many design patents in the United States and foreign countries. These patents, along with numerous copyrights, protect the
Company's   product   designs   and decorations.  In addition, the Company has
registered its most significant trademarks in the United States and many foreign countries. The consumer, foodservice and international operations use a number of trademarks and trade names which are advertised and promoted
extensively  including  ONEIDA,  BUFFALO   CHINA, COMMUNITY, DJ, HEIRLOOM, LTD,
NORTHLAND, REGO, THC, ROGERS and SANT'ANDREA. Taken as a whole, the Company's intellectual property, especially the market recognition associated with the ONEIDA name, is a material, although intangible, corporate asset.

Licenses.
The Company continues to explore opportunities to capitalize on the ONEIDA name in new product categories. One vehicle for this expansion has been licensing the ONEIDA name for use by third parties on products complementary to the Company's own core tableware lines. Examples include agreements with Robinson Knife Manufacturing Co., Inc. and Trendex Home Designs, Inc. for the manufacture and marketing of ONEIDA kitchen tools and accessories and ONEIDA kitchen and table linens, respectively. Neither the terms nor the effects of any of the Company's license agreements are material.

Seasonality of Business.
Although consumer operations normally do a greater volume of business during October, November and December, primarily because of holiday-related orders for metalware, dinnerware and glassware products, the total metalware,
dinnerware   and   glassware businesses are not considered seasonal.

Customer Dependence.
No material part of the Company's business is dependent upon a single customer, the loss of which would have a materially adverse effect. Sufficient inventories of metalware, dinnerware, glassware and other products are maintained by the Company to respond promptly to orders.

Backlog Orders.
Tableware operations had order backlogs of $30,252,000 as of March 22, 2000 and $27,696,600 as of March 22, 1999. This backlog is expected to be filled during the current fiscal year, principally in the first quarter. The amount of backlog is reasonable for the tableware industry.

Market Conditions and Competition.
The Company is the only domestic manufacturer of a complete line of stainless steel, silverplated and sterling flatware. The Company believes that it is the largest producer of stainless steel and silverplated flatware in the
world.   The  recent additions of consumer dinnerware and a full crystal and glass line make the Company a truly complete tableware supplier. The Company faces competition from several domestic companies that market both imported and domestically manufactured lines and from hundreds of importers engaged exclusively in marketing foreign-made tableware products. In recent years
there  is   also competition from department and specialty stores and
foodservice establishments that import foreign-made tableware products under their own private labels for their sale or use. The Company strives to maintain its market position through product diversity and design innovation.

The metalware, dinnerware and glassware businesses are each highly competitive. The principal factors affecting domestic consumer competition are design, price, quality and packaging. Other factors that have an effect on consumer competition are availability of replacement pieces and product warranties. In the opinion of the Company, no one factor is dominant and the significance of the different competitive factors varies from customer to customer.

The principal factors affecting domestic foodservice competition are price, service and quality. The Company's foodservice products and service are highly regarded in this industry, and it is one of the largest sources of commercial china dinnerware and stainless steel and silverplated tableware in the United States.

The principal factor affecting international competition is brand recognition. Other factors affecting the Company's participation in the international market include competition with local suppliers and high import duties, both of which increase the Company's costs relative to local producers.

Research and Development.
The Company places a considerable emphasis on excellence in development and design. To achieve this end the Company maintains full time in-house design and engineering departments that continuously develop, test and improve products and manufacturing methods. Independent designers and collaborative efforts with other companies contribute to the Company's emphasis on development and design. The Company's actual expenditures on research and development activities during the past three fiscal years, however, have not been material.

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

Employment.
The Company and its subsidiaries employed approximately 3,400 employees in domestic operations and 1,400 employees in foreign operations as of March 1, 2000. The Company maintains positive relations with its domestic and foreign employees. With the exception of its Buffalo China, Inc. subsidiary, the Company's facilities are not unionized. The employees of Buffalo China Inc.'s
manufacturing  facility  in  Buffalo,   New   York   are represented by the
Glass, Molders, Pottery, Plastics & Allied Workers International Union AFL-CIO, CLC and its local union No. 76A. The current collective bargaining agreement between Buffalo China, Inc. and the Glass, Molders, Pottery, Plastic & Allied Workers International Union AFL-CIO, CLC and its local union No. 76A expires on July 31, 2002. The Company has experienced no work stoppages or strikes in the past five years.

Year 2000.
Year 2000 issues relate to the ability of computer systems to distinguish data that contains dates beyond December 31, 1999. The Company created and implemented a comprehensive Year 2000 compliance plan.

As part of its compliance plan the Company reviewed all of its software and information processing systems and identified date sensitive functions. Those systems were then tested and, if necessary, brought into compliance prior to January 1, 2000. The Company also contacted and worked with its major customers, suppliers, service providers and business partners to ensure year 2000 readiness. Finally, the Company developed and maintains a contingency plan.

Based on the information available as of the date hereof, all of the Company's critical systems successfully made the year 2000 transition and neither the Company nor its major customers, suppliers, service providers or business partners experienced significant events attributable to year 2000 issues. The Company continues to monitor year 2000 developments closely to insure a timely response to any issues that may arise.

Since  1998 the Company has incurred a total of $500,000 in costs directly
related  to  year  2000  evaluation,  preparation   and compliance.  The Company
does not expect to incur any additional significant direct costs related to the year 2000 issue.

Notwithstanding  the  foregoing,  the  Company  could  still   be adversely
affected   if  its  customers,   suppliers,   service providers, business
partners and/or governmental agencies have not yet brought all of their systems into year 2000 compliance. This could affect, among other things, the Company's ability to purchase raw materials, receive orders for and ship its products and transact business with its financial institutions, which could constitute a material and immeasurable financial risk to the Company.

Forward Looking Information.
With the exception of historical data, the information contained in this Form 10-K, as well as those other documents incorporated by reference herein, is forward-looking. For the purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers that changes in certain factors could affect the Company's future results and could cause the Company's future consolidated results to differ materially from those expressed herein. Such factors include, but are not limited to: general economic conditions in the Company's markets; difficulties or delays in the development, production and marketing of new products; the impact of competitive products and pricing; certain assumptions related to consumer purchasing patterns; significant increases in interest rates or the level of the Company's indebtedness; major slowdowns in the retail, travel or entertainment industries; the loss of several of the Company's major customers; underutilization of the Company's plants and factories; and the amount and rate of growth of the Company's selling, general and administrative expenses.

ITEM 2.  PROPERTIES.

The principal properties of the Company and its subsidiaries are situated at the following locations and have the following characteristics:

                                                      Approximate Square Footage

Ontario, California     Warehouse                               206,000

Buffalo, New York       Manufacturing China                     257,000

Buffalo, New York       Offices, Warehouse and China
                        Decorating Facility                     203,000

Buffalo, New York       Offices and Warehouse                    82,000

Oneida, New York        Executive Administrative Offices         95,000

Sherrill, New York      Manufacturing Stainless Steel,
                        Silverplated and Sterling Flatware    1,082,000

Sherrill, New York      Offices and Warehouse                   206,000

Sherrill, New York      Manufacturing Knives                    135,000

Nashville, Tennessee    Warehouse                               293,000

Melbourne, Australia    Offices, Warehouse and China
                        Decorating and Silver Plating Facility   60,000

Niagara Falls, Ontario, Offices and Warehouse                   120,000
Canada

Shanghai, China         Manufacturing Foodservice Holloware      55,000

Bangor, N. Ireland      Offices and Warehouse                    32,000

Vercelli, Italy         Offices, Warehouse and Manufacturing
                        Stainless Steel Holloware                84,000

Juarez, Mexico          Manufacturing China                      65,000

Toluca, Mexico          Manufacturing Stainless Steel Flatware   75,000

All of these buildings are owned by the Company with the following exceptions:

Ownership of the 206,000 square foot Oneida, New York warehouse and office property was transferred to the Oneida County Industrial Agency on February 25, 2000 in exchange for various tax concessions from the county. The property will remain in the ownership of the Oneida County Industrial Development Agency for a term of fifteen years, upon the expiration of which the property will be conveyed back to the Company.

The 203,000 square foot Buffalo, New York office, warehouse and decorating property was transferred to the Erie County Industrial Agency on February 29, 2000 in exchange for various tax concessions from the county. The property will remain in the ownership of the Erie County Industrial Development Agency for a term of fifteen years, upon the expiration of which the property will be conveyed back to Buffalo China.

The offices and warehouses in Ontario, California; Nashville, Tennessee; Melbourne, Australia; and Bangor, Northern Ireland are leased.

In addition   to  the  land  primarily  associated with   its manufacturing
operations, the Company owns approximately 600 additional acres in the cities of Sherrill and Oneida and the town of Vernon, New York.

The Company leases sales offices and/or showrooms in New York City; Melville, New York; Atlanta; Miami; London; and Vercelli, Italy. The Company also leases retail outlet space in numerous locations throughout the United States through its wholly-owned subsidiary, Kenwood Silver Company, Inc., and
in   several locations in the  United Kingdom through its  branch, Oneida
Silversmiths, Limited.

In March 2000 the Company completed construction of a 206,000 square foot expansion on a site adjacent to the Company's main manufacturing facility in Sherrill, New York. The expansion, now fully operational, centralized the Company's various metalware distribution operations, and includes warehousing and related office space.

All of the Company's buildings are located on sufficient property to accommodate any further expansion or development planned over the next five years. The properties are served adequately by transportation facilities, are well maintained and are adequate for the purposes for which they are intended and used.


ITEM 3.  LEGAL PROCEEDINGS.

On December 8, 1998, the Oneida Indian Nation of New York, the Oneida Tribe of Indians of Wisconsin and the Oneida of the Thames, as Plaintiffs, along with The United States of America, as Intervenor, moved to amend their Complaint filed on May 3, 1974 in the United States District Court for the Northern District of New York against the Counties of Madison and Oneida, New York. The Amended Complaint seeks to add the State of New York, New York State Thruway Authority, Utica-Rome Motorsports, Inc., Niagara Mohawk Power Corporation and the Oneida Valley National Bank, individually and as representatives of the class of similarly situated private landowners in Madison and Oneida Counties. The Complaint alleges that during the nineteenth
century  the  Oneidas'  lands were improperly  transferred.   The Oneidas' seek
title to the property as well as monetary damages. The Company's headquarters
and   main   manufacturing   and distribution facilities are located within this
land claim area. The Company filed a motion to intervene with the United States District Court for the Northern District of New York on February 26, 1999. The Judge's decision on whether private landowners will be added as Defendants is pending. Settlement discussions continue between the Oneidas' Madison and Oneida counties and the State of New York.

In addition to the foregoing, the Company is involved in various routine legal proceedings incidental to the operation of its business. Other than as
discussed  herein,  the   Company's Management does not believe there is any
ongoing or pending litigation with a possible material effect on the financial position of the Company.


ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF STOCKHOLDERS.

None.

                            PART  II

Information required to be furnished under Items 5 through 9 of this Part is set forth in, and incorporated by reference to, the Company's Annual Report to Stockholders for the year ended January 29, 2000, at the respective pages indicated.


ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS.

Page 30 of the Company's Annual Report.


ITEM 6.  SELECTED FINANCIAL DATA.

Page 31 of the Company's Annual Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Pages 27 through 30 of the Company's Annual Report.


ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

Pages 13 through 31 of the Company's Annual Report.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Pages 13 through 31 of the Company's Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                            PART III

Information required to be furnished under Items 10 through 13 of this Part is set forth in, and incorporated by reference to, the Company's definitive Proxy Statement dated April 24, 2000 (File 1-5452), at the respective pages indicated.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Pages 3 through 4 of the Company's definitive Proxy Statement.

Executive Officers of the Registrant.
As of March 29, 2000, the persons named below are the executive officers of the Company and all have been elected to serve in the capacities indicated at the pleasure of the Oneida Ltd. Board of Directors. No family relationships exist among any of the executive officers named, nor is there any arrangement or understanding pursuant to which any person was selected as an officer.

Name, Age and Positions      Principal Business Affiliations During
with Company                 Past Five Years

Allan H. Conseur, 51         Mr. Conseur was elected Executive Vice
 Executive Vice              President in May 1999.  He has been
 President, President        President of Oneida International
 Oneida International        since 1998 and President of THC
 and President THC Systems   Systems, Inc. for more than the past
 Inc.                        five years. Mr. Conseur joined the
                             Company in November 1996.

Harold J. DeBarr,  55        Mr. DeBarr was elected Corporate
 Corporate Senior Vice       Senior Vice President in May 1999.  He
 President, Manufacturing    had been Senior Vice President,
 and Engineering             Manufacturing and Engineering since
                             1996 and Vice President, Manufacturing
                             since 1993.

Thomas A. Fetzner, 52        Mr. Fetzner has been Vice President
 Vice President and          and Corporate Controller for more than
 Corporate Controller        the past five years.

J. Peter Fobare, 50          Mr. Fobare assumed responsibility  for
 Senior Vice President       the Consumer Direct Division in  April
 and General Manager,        1999. He had been Senior Vice
 Consumer Retail and         President and General Manager of the
 Consumer Direct             Consumer Retail Division for more than
 Divisions and Director      a five years prior to April 1999.

Robert J. Houle, 58          Mr. Houle was elected Corporate Vice
 Corporate Vice              President in May 1999.  He had been
 President, Human            Vice President, Human Resources and
 Resources                   Manufacturing Administration since 1995.

Peter J. Kallet, 53          Mr. Kallet was elected Chief Executive
 President and Chief         Officer in December 1998. He had been
 Executive Officer           President and Chief Operating Officer
 and a Director              since 1996 and Senior Vice President
                             and General Manager of the Company's
                             Foodservice Division for more than
                             five years prior to 1996.

Robert Lupica, 38            Mr. Lupica was elected Corporate
 Corporate Senior Vice       Senior Vice President in May 1999. He
 President                   had been General Manager of the
                             Company's  Buffalo China, Inc.
                             subsidiary since 1996.  Mr. Lupica
                             joined the Company in 1996.

William D. Matthews, 65      Mr. Matthews has been Chairman of the
 Chairman of the Board       Board for more than the past five years.

Matthew J. Smith, 48         Mr. Smith was elected Corporate Senior
 Corporate Senior Vice       Vice President in May 1999. He had
 President, Information      been Senior Vice President since 1998
 Systems and Logistics       and Vice President since 1995.

Catherine H. Suttmeier, 43   Ms. Suttmeier was elected Corporate
 Corporate Vice President,   Vice President in May 1999. She had
 Secretary and General       been Vice President, Secretary and
 Counsel and a Director      General Counsel for more than five
                             years prior to May 1999.

Edward W. Thoma, 54          Mr. Thoma was elected Corporate Senior
 Corporate Senior Vice       Vice President in May 1999.  He had
 President, Finance          been Senior Vice President, Finance
                             for more than five years prior to May 1999.

ITEM 11.  EXECUTIVE  COMPENSATION.

Pages 7 through 13 of the Company's definitive Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Pages 1, 5 and 6 of the Company's definitive Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Pages 1 through 5 of the Company's definitive Proxy Statement.


                             PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

(a) 1.   Financial statements incorporated by reference from the Company's 2000
    Annual Report to Stockholders and filed as part of this Report:

         Consolidated Statements of Operations for the fiscal years ended 2000, 1999 and 1998 (page 13 of the Company's Annual Report).

         Consolidated Balance Sheets for the fiscal years ended 2000 and 1999 (pages 14 of the Company's Annual Report).

         Consolidated Statements of Changes in Stockholders' Equity for the fiscal years ended 2000, 1999 and 1998 (page 15 of the Company's Annual Report).

         Consolidated Statements of Cash Flows for the fiscal years ended 2000, 1999 and 1998 (page 16 of the Company's Annual Report).

         Notes to Consolidated Financial Statements (pages 17 through 25 of the Company's Annual Report).

         Independent Auditor's Report (page 26 of the Company's Annual Report).

    2.   Financial Statement Schedule:

         Schedule II, Valuation and Qualifying Accounts, for fiscal years ended 2000, 1999 and 1998 (page 18 of this Report).

         Report of Independent Accountants on Accompanying Information (page 17 of this Report).

All other schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements submitted.

    3.  Exhibits:

        (3)(i)     The Company's Restated Articles of Incorporation, as amended.

          (ii)     The Company's By-Laws, as amended and restated.

     (4)(a)(i) Note Agreement dated January 1, 1992, between Oneida Ltd., Allstate Life Insurance and Pacific Mutual Life Insurance Company, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 25, 1997.

          (ii) Revolving Credit Agreement dated January 19, 1996 between Oneida Ltd., The Chase Manhattan Bank, N.A., Chemical Bank and NationsBank, N.A., which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year
                   ended January   27, 1996.

         (iii) Amendment No. 1 to the January 19, 1996 Revolving Credit Agreement between Oneida Ltd., The Chase Manhattan Bank, N.A., Chemical Bank and NationsBank, N.A., which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 25, 1997. Amendment No. 1 is dated September 25, 1996, and was executed by Oneida Ltd., The Chase Manhattan Bank (successor to The Chase Manhattan Bank, N.A. and Chemical Bank), NationsBank, N.A. and Marine Midland Bank.

          (iv) Amendment No. 2 to the January 19, 1996 Revolving Credit Agreement between Oneida Ltd., The Chase Manhattan Bank, N.A., Chemical Bank and NationsBank, N.A., which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 25, 1997. Amendment No. 2 is dated November 1, 1996, and was executed by Oneida Ltd., The Chase Manhattan Bank (successor to The Chase Manhattan Bank, N.A. and Chemical Bank), NationsBank, N.A. and Marine Midland Bank.

           (v) Note Agreement dated November 15, 1996, between Oneida Ltd., THC Systems, Inc., Allstate Life Insurance Company and Pacific Mutual Life Insurance Company, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 25, 1997.

          (vi) First Amendment to the January 1, 1992 Note Agreement between Oneida Ltd., Allstate Life Insurance and Pacific Mutual Life Insurance Company, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 25, 1997. The First Amendment to Note Agreement is dated November 26, 1996, and was executed by Oneida Ltd., Allstate Life Insurance and Pacific Mutual Life Insurance Company.

         (vii) Consent and Amendment No. 3 to the January 19, 1996 Revolving Credit Agreement between Oneida Ltd., The Chase Manhattan Bank, N.A., Chemical Bank and NationsBank, N.A, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 25, 1997. The Consent and Amendment No. 3 is dated January 24, 1997, and was executed by Oneida Ltd., The Chase Manhattan Bank (successor to The Chase Manhattan Bank, N.A. and Chemical Bank), NationsBank, N.A. and Marine Midland Bank.

        (viii) Waiver and Amendment No. 4 to the January 19, 1996 Revolving Credit Agreement between Oneida Ltd., The Chase Manhattan Bank, N.A., Chemical Bank and NationsBank, N.A., which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 30, 1999. The Waiver and Amendment No.4 is dated September 14, 1998, and was executed by Oneida Ltd., The Chase Manhattan Bank (successor to The Chase Manhattan Bank, N.A. and Chemical Bank), NationsBank, N.A. and Marine Midland Bank.

          (ix) Waiver to the January 19, 1996 Revolving Credit Agreement between Oneida Ltd., The Chase Manhattan Bank, N.A., Chemical Bank and NationsBank, N.A., which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 30, 1999. The Waiver is dated December 10, 1998, and was executed by The Chase Manhattan Bank (successor to The Chase Manhattan Bank, N.A. and Chemical
                   Bank), NationsBank, N.A.  and Marine Midland Bank.

           (x) Amendment No. 5 to the January 19, 1996 Revolving Credit Agreement between Oneida Ltd., The Chase Manhattan Bank, N.A., Chemical Bank and NationsBank, N.A., which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 30, 1999. Amendment No.5 is dated February 19, 1999, and was executed by Oneida Ltd., The Chase Manhattan Bank (successor to The Chase Manhattan Bank, N.A. and Chemical Bank), NationsBank, N.A. and Marine Midland Bank.

          (xi) Amendment No. 6 to the January 19, 1996 Revolving Credit Agreement between Oneida Ltd., The Chase Manhattan Bank, N.A., Chemical Bank and NationsBank, N.A. Amendment No.6 is dated June 30, 1999, and was executed by Oneida Ltd., The Chase Manhattan Bank (successor to The Chase Manhattan Bank, N.A. and Chemical Bank), NationsBank, N.A. and HSBC Bank, USA (successor to Marine Midland Bank).

         (xii) Term Loan between Oneida Ltd. and Bank Alliance, N.A. dated July 28, 1999.

        (xiii) Term Loan between Oneida Ltd. and Fleet National Bank dated July 28, 1999.

         (xiv) Waiver to the January 19, 1996 Revolving Credit Agreement between Oneida Ltd., The Chase Manhattan Bank, N.A., Chemical Bank and NationsBank, N.A. The Waiver is dated December 8, 1999, and was executed by The Chase Manhattan Bank (successor to The Chase Manhattan Bank, N.A. and Chemical Bank), Bank of America, N.A. (successor to NationsBank, N.A.) and HSBC Bank, USA (successor to Marine Midland Bank).

        (b) Amended and Restated Rights Agreement adopted by the Board of Directors on October 27, 1999 and dated December 3, 1999.

     10)(a)(i) Employment Agreement with one executive employee of the Company dated March 12, 1999.

          (ii) Employment Agreements with 11 executive employees of the Company dated November 15, 1999.

        (b) Oneida Ltd. Management Incentive Plan adopted by the Board of Directors on February 24, 1988, as amended, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 30, 1999.

        (c) Oneida Ltd. 1998 Stock Option Plan adopted by the Board of Directors and approved by stockholders on May 27, 1998, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 30, 1999.

        (d) Oneida Ltd. 1998 Non-Employee Director Stock Option Plan adopted by the Board of Directors and approved by stockholders on May 27, 1998, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 30, 1999.

        (e) Oneida Ltd. Employee Security Plan adopted by the Board of Directors on July 26, 1989.

        (f) Oneida Ltd. Restricted Stock Award Plan adopted by the Board of Directors on November 29, 1989 and approved by stockholders on May 30, 1990, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 27, 1996.

        (g) Amended and Restated Oneida Ltd. Deferred Compensation Plan for Key Employees adopted by the Board of Directors on October 27, 1999 and effective November 1, 1999.

        (h) Oneida Ltd. Restoration Plan adopted by the Board of Directors on February 28, 2000.

    (13) Portions of the Oneida Ltd. Annual Report to Stockholders for the fiscal year ended January 29, 2000, which have been incorporated by reference in this Form 10-K.

    (21)          Subsidiaries of the Registrant.

(b) During the quarter ended January 29, 2000 no Reports on Form 8-K were filed by the Registrant.

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

Date: March 29, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                         Title                  Date

Principal Executive Officer

/s/ PETER J. KALLET          President and Chief      March 29, 2000
    Peter J. Kallet          Executive Officer

Principal Financial Officer

/s/ EDWARD W. THOMA          Corporate Senior Vice    March 29, 2000
    Edward W/ Thoma          President, Finance

Principal Accounting Officer

/s/ THOMAS A. FETZNER        Vice President and       March 29, 2000
    Thomas A. Fetzner        Corporate Controller


The Board of Directors

/s/ WILLIAM F. ALLYN         Director                 March 29, 2000
    William F. Allyn

/s/ R. QUINTUS ANDERSON      Director                 March 29, 2000
    R. Quintus Anderson

/s/ GEORGIA S. DERRICO       Director                 March 29, 2000
    Georgia S. Derrico

/s/ J. PETER FOBARE          Director                 March 29, 2000
    J.  Peter Fobare

/s/ GREGORY M. HARDEN        Director                 March 29, 2000
    Gregory M.  Harden

/s/ PETER J. KALLET          Director                 March 29, 2000
    Peter J.  Kallet

/s/ WILLIAM D. MATTHEWS      Director                 March 29, 2000
    William D.  Matthews

/s/ WHITNEY D. PIDOT         Director                 March 29, 2000
    Whitney D.  Pidot

/s/ RAYMOND T. SCHULER       Director                 March 29, 2000
    Raymond T.  Schuler

/s/ CATHERINE H. SUTTMEIER   Director                 March 29, 2000
    Catherine H.  Suttmeier

/s/ WILLIAM M. TUCK          Director                 March 29, 2000
    William M.  Tuck

                   REPORT OF INDEPENDENT ACCOUNTANTS
                     ON ACCOMPANYING INFORMATION


To the Board of Directors and Stockholders of Oneida Ltd.

    Our report on the consolidated financial statements of Oneida Ltd. has been incorporated by reference in this Form 10-K from page 26 of the 2000 Annual Report to Stockholders of Oneida Ltd. In connection with our audits of such financial statements, we have also audited the related financial statement schedule contained on page 18 of this Form 10-K.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included herein.


                                        PRICEWATERHOUSECOOPERS


/s/ PricewaterhouseCoopers LLP

Syracuse, New York
February 22, 2000






                   CONSENT OF INDEPENDENT ACCOUNTANTS

    We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (File Nos. 2-84304, 33-49462, 333-10795, 333-66425 and
333-87007), Form S-3 (File No. 33-64608) and Form 8-A/A (File No. 005-07119) of
Oneida Ltd. of our report dated February 22, 2000 relating to the financial statements, which appear in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated February 22, 2000 relating to the financial statement schedules, which appear in this Form 10-K.


                                        PRICEWATERHOUSECOOPERS


/s/ PricewaterhouseCoopers LLP

Syracuse, New York
April 26, 2000

                                                   SCHEDULE II

                           ONEIDA LTD.
                  AND CONSOLIDATED SUBSIDIARIES
                VALUATION AND QUALIFYING ACCOUNTS
         FOR THE YEARS ENDED JANUARY 2000, 1999 AND 1998
                           (Thousands)


Column A                     Column B       Column C       Column D       Column E

                             Balance       Additions
                               at           Charged                       Balance
                             Beginning        to                           at
                               of           Cost and                      End of
Description                   Period        Expenses       Deduction      Period

YEAR ENDED JANUARY 29, 2000:
    Reserves deducted from
    assets to which they apply:
         Doubtful accounts
         receivable..........  $1,520       $  823        $  934<F1>       $1,409
         Inventory reserves..  $1,466       $4,010<F4>    $4,304<F3>       $1,172<F3><F4>

YEAR ENDED JANUARY 30, 1999:
    Reserves deducted from
    assets to which they apply:
         Doubtful accounts
         receivable..........  $1,896       $1,238        $1,614<F1>      $1,520
         Inventory reserves..  $    0       $1,466                        $1,466

    Other reserves:
         Rebate program......  $  365       $1,935        $2,300<F2>      $    0

YEAR ENDED JANUARY 31, 1998:
    Reserves deducted from
    assets to which they apply:
         Doubtful accounts
         receivable.........   $1,797       $1,751        $1,652<F1>      $1,896

    Other reserves:
         Rebate program.....   $  358       $2,472        $2,465<F2>      $  365

<F1> Adjustments and doubtful accounts written off.
<F2> Payments under rebate program.
<F3> Adjustments and inventory disposals.
<F4> Includes $3,000 of inventory related to discontinued product lines.

                        Index to Exhibits
Exhibits:

        (3)(i)     The Company's Restated Articles of Incorporation, as amended.

          (ii)     The Company's By-Laws, as amended and restated.

     (4)(a)(i) Note Agreement dated January 1, 1992, between Oneida Ltd., Allstate Life Insurance and Pacific Mutual Life Insurance Company, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 25, 1997.

          (ii) Revolving Credit Agreement dated January 19, 1996 between Oneida Ltd., The Chase Manhattan Bank, N.A., Chemical Bank and NationsBank, N.A., which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year
                   ended January   27, 1996.

         (iii) Amendment No. 1 to the January 19, 1996 Revolving Credit Agreement between Oneida Ltd., The Chase Manhattan Bank, N.A., Chemical Bank and NationsBank, N.A., which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 25, 1997. Amendment No. 1 is dated September 25, 1996, and was executed by Oneida Ltd., The Chase Manhattan Bank (successor to The Chase Manhattan Bank, N.A. and Chemical Bank), NationsBank, N.A. and Marine Midland Bank.

          (iv) Amendment No. 2 to the January 19, 1996 Revolving Credit Agreement between Oneida Ltd., The Chase Manhattan Bank, N.A., Chemical Bank and NationsBank, N.A., which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 25, 1997. Amendment No. 2 is dated November 1, 1996, and was executed by Oneida Ltd., The Chase Manhattan Bank (successor to The Chase Manhattan Bank, N.A. and Chemical Bank), NationsBank, N.A. and Marine Midland Bank.

           (v) Note Agreement dated November 15, 1996, between Oneida Ltd., THC Systems, Inc., Allstate Life Insurance Company and Pacific Mutual Life Insurance Company, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 25, 1997.

          (vi) First Amendment to the January 1, 1992 Note Agreement between Oneida Ltd., Allstate Life Insurance and Pacific Mutual Life Insurance Company, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 25, 1997. The First Amendment to Note Agreement is dated November 26, 1996, and was executed by Oneida Ltd., Allstate Life Insurance and Pacific Mutual Life Insurance Company.

         (vii) Consent and Amendment No. 3 to the January 19, 1996 Revolving Credit Agreement between Oneida Ltd., The Chase Manhattan Bank, N.A., Chemical Bank and NationsBank, N.A, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 25, 1997. The Consent and Amendment No. 3 is dated January 24, 1997, and was executed by Oneida Ltd., The Chase Manhattan Bank (successor to The Chase Manhattan Bank, N.A. and Chemical Bank), NationsBank, N.A. and Marine Midland Bank.

        (viii) Waiver and Amendment No. 4 to the January 19, 1996 Revolving Credit Agreement between Oneida Ltd., The Chase Manhattan Bank, N.A., Chemical Bank and NationsBank, N.A., which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 30, 1999. The Waiver and Amendment No.4 is dated September 14, 1998, and was executed by Oneida Ltd., The Chase Manhattan Bank (successor to The Chase Manhattan Bank, N.A. and Chemical Bank), NationsBank, N.A. and Marine Midland Bank.

          (ix) Waiver to the January 19, 1996 Revolving Credit Agreement between Oneida Ltd., The Chase Manhattan Bank, N.A., Chemical Bank and NationsBank, N.A., which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 30, 1999. The Waiver is dated December 10, 1998, and was executed by The Chase Manhattan Bank (successor to The Chase Manhattan Bank, N.A. and Chemical
                   Bank), NationsBank, N.A.  and Marine Midland Bank.

           (x) Amendment No. 5 to the January 19, 1996 Revolving Credit Agreement between Oneida Ltd., The Chase Manhattan Bank, N.A., Chemical Bank and NationsBank, N.A., which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 30, 1999. Amendment No.5 is dated February 19, 1999, and was executed by Oneida Ltd., The Chase Manhattan Bank (successor to The Chase Manhattan Bank, N.A. and Chemical Bank), NationsBank, N.A. and Marine Midland Bank.

          (xi) Amendment No. 6 to the January 19, 1996 Revolving Credit Agreement between Oneida Ltd., The Chase Manhattan Bank, N.A., Chemical Bank and NationsBank, N.A. Amendment No.6 is dated June 30, 1999, and was executed by Oneida Ltd., The Chase Manhattan Bank (successor to The Chase Manhattan Bank, N.A. and Chemical Bank), NationsBank, N.A. and HSBC Bank, USA (successor to Marine Midland Bank).

         (xii) Term Loan between Oneida Ltd. and Bank Alliance, N.A. dated July 28, 1999.

        (xiii) Term Loan between Oneida Ltd. and Fleet National Bank dated July 28, 1999.

         (xiv) Waiver to the January 19, 1996 Revolving Credit Agreement between Oneida Ltd., The Chase Manhattan Bank, N.A., Chemical Bank and NationsBank, N.A. The Waiver is dated December 8, 1999, and was executed by The Chase Manhattan Bank (successor to The Chase Manhattan Bank, N.A. and Chemical Bank), Bank of America, N.A. (successor to NationsBank, N.A.) and HSBC Bank, USA (successor to Marine Midland Bank).

        (b) Amended and Restated Rights Agreement adopted by the Board of Directors on October 27, 1999 and dated December 3, 1999.

     10)(a)(i) Employment Agreement with one executive employee of the Company dated March 12, 1999.

          (ii) Employment Agreements with 11 executive employees of the Company dated November 15, 1999.

        (b) Oneida Ltd. Management Incentive Plan adopted by the Board of Directors on February 24, 1988, as amended, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 30, 1999.

        (c) Oneida Ltd. 1998 Stock Option Plan adopted by the Board of Directors and approved by stockholders on May 27, 1998, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 30, 1999.

        (d) Oneida Ltd. 1998 Non-Employee Director Stock Option Plan adopted by the Board of Directors and approved by stockholders on May 27, 1998, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 30, 1999.

        (e) Oneida Ltd. Employee Security Plan adopted by the Board of Directors on July 26, 1989.

        (f) Oneida Ltd. Restricted Stock Award Plan adopted by the Board of Directors on November 29, 1989 and approved by stockholders on May 30, 1990, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 27, 1996.

        (g) Amended and Restated Oneida Ltd. Deferred Compensation Plan for Key Employees adopted by the Board of Directors on October 27, 1999 and effective November 1, 1999.

        (h) Oneida Ltd. Restoration Plan adopted by the Board of Directors on February 28, 2000.

    (13) Portions of the Oneida Ltd. Annual Report to Stockholders for the fiscal year ended January 29, 2000, which have been incorporated by reference in this Form 10-K.

    (21)          Subsidiaries of the Registrant.