Form 10-Q
period 2000-04-29
ONEIDA LTD
filed 2000-06-12
CIK 74585

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 29, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 9, 2000: 16,261,011.

                                     ONEIDA LTD.
                                     FORM 10-Q
                     FOR THE THREE MONTHS ENDED April 29, 2000

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

        Item 6 (b)
        Two Form 8-k's were filed on May 26, 2000 and June 1, 2000 relating to acquisitions.

SIGNATURES

                                   ONEIDA LTD.
                       CONSOLIDATED STATEMENT OF OPERATIONS


                                                  FOR THE
                                            THREE MONTHS ENDED
 (Thousands except per                      APR 29,      MAY 1,
  share amounts)                             2000        1999

 NET SALES...............................  $118,201    $118,039
 COST OF SALES (Note 3)..................    72,446      74,123
                                            -------     -------
 GROSS MARGIN............................    45,755      43,916
 OPERATING REVENUES......................       262         318
                                            -------     -------
                                             46,017      44,234
                                            -------     -------
 OPERATING EXPENSES:
   Selling, distribution and
    administrative charges...............    31,249      33,584
   Restructuring and unusual
    charges (NOTE 3).....................                32,800
                                            -------     -------
     Total...............................    31,249      66,384
                                            -------     -------
 INCOME (LOSS) FROM OPERATIONS...........    14,768     (22,150)
 OTHER EXPENSE...........................        20          52
 INTEREST EXPENSE........................     2,858       2,650
                                            -------     -------
 INCOME (LOSS) BEFORE INCOME TAXES.......    11,890     (24,852)
 PROVISION (CREDIT) FOR INCOME TAXES.....     4,423      (6,421)
                                            -------     -------
 NET INCOME (LOSS).......................    $7,467    ($18,431)
                                             ======     =======
 EARNINGS PER SHARE OF COMMON STOCK:
   Net income (loss):
     Basic...............................      $.45      $(1.11)
     Diluted.............................       .45       (1.11)

 SHARES USED IN PER SHARE DATA:
     Basic...............................    16,357      16,560
     Diluted.............................    16,472      16,686
 CASH DIVIDENDS DECLARED.................      $.10        $.10

 See notes to consolidated financial statements.

                                   ONEIDA LTD.
                           CONSOLIDATED BALANCE SHEET
                      APRIL 29, 2000 AND JANUARY 29,  2000


                                                         (Dollars in Thousands)
                                                            APR 29    JAN 29,
                                                             2000      2000
                                                          -------      -------
ASSETS

 CURRENT ASSETS:
  Cash...............................................       $3,213       $3,899
  Accounts receivable, net of allowance for doubtful.
   accounts of $1,640 and $1,409.....................       90,735       82,587
  Other accounts and notes receivable................        2,511        1,799
  Inventories:
   Finished goods....................................      169,009      158,260
   Goods in process..................................       10,488       10,885
   Raw materials and supplies........................       15,469       14,367
  Other current assets...............................       12,768        9,946
                                                           -------      -------
     Total current assets............................      304,194      281,743
                                                           -------      -------
 PROPERTY, PLANT AND EQUIPMENT-At cost:
  Land and buildings.................................       67,837       67,034
  Machinery and equipment............................      168,500      165,391
                                                           -------      -------
     Total...........................................      236,337      232,425
  Less accumulated depreciation......................      129,030      126,148
                                                           -------      -------
     Property, plant and equipment-net...............      107,307      106,277
                                                           -------      -------
 OTHER ASSETS:
  Intangible assets - net............................       27,416       28,197
  Deferred income taxes..............................       23,042       23,042
  Other assets.......................................       10,463        9,979
                                                           -------      -------
      TOTAL..........................................     $472,423     $449,238
                                                           =======      =======

 See notes to consolidated financial statements.

                                     ONEIDA LTD.
                            CONSOLIDATED BALANCE SHEET
                       APRIL 29, 2000 AND JANUARY 29, 2000


                                                               (Thousands)
                                                           APR 29,      JAN 29,
                                                            2000         2000
                                                           -------      -------
 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
  Short-term debt...............................           $52,677      $31,652
  Accounts payable..............................            34,614       31,585
  Accrued liabilities...........................            36,089       45,145
  Accrued income taxes..........................            17,998       10,529
  Dividends payable.............................             1,662        1,685
  Current installments of long-term debt........            15,635       16,010
                                                           -------      -------
     Total current liabilities..................           158,675      136,606
                                                           -------      -------
 LONG-TERM DEBT.................................            97,868       98,495
                                                           -------      -------
 OTHER LIABILITIES:
  Accrued postretirement liability..............            57,483       57,000
  Accrued pension liability.....................            16,282       16,032
  Other liabilities.............................             7,569        7,798
                                                           -------      -------
     Total......................................            81,334       80,830
                                                           -------      -------
 STOCKHOLDERS' EQUITY:
  Cumulative 6% preferred stock; $25 par
   value; authorized 95,660 shares, issued
   86,859 and 87,009 shares,
   callable at $30 per share....................             2,171        2,175
  Common stock $1 par value; authorized
   48,000,000 shares, issued 17,630,503
   and 17,602,808 shares........................            17,630       17,603
  Additional paid-in capital....................            82,315       81,887
  Retained earnings.............................            70,446       64,630
  Currency translation adjustment...............           (11,705)     (11,790)
  Less cost of common stock held in
   treasury; 1,340,839 and 1,068,949 shares.....           (24,825)     (19,712)
  Less unallocated ESOP shares of common
   stock of 68,877..............................            (1,486)     (1,486)
                                                           -------      -------
    Stockholders' Equity........................           134,546      133,307
                                                          --------     --------
      TOTAL.....................................          $472,423     $449,238
                                                          ========     ========

 See notes to consolidated financial statements.

                             Consolidated Statement of Changes
                                  in Stockholders' Equity
                   For the quarters ended April 29, 2000 and May 1, 1999


                                                             Add'l
                          Comp.   Common   Common   Pref'd  Paid-in    Retained
                         Income   Shares    Stock    Stock   Capital   Earnings
                        -------------------------------------------------------
Balance at Jan 29, 2000..         17,603   $17,603  $2,175   $81,887   $64,630
Stock plan activity, net.             27        27               428
Purchase/retirement of
Treasury stock, net......                               (4)
Cash dividends declared
   ($.10 per share)......                                                (1,651)
Net income............... $7,467                                          7,467
Other comprehensive
   income ...............     85
                          ------
Comprehensive income..... $7,552
                          ======
                                  ---------------------------------------------
Balance April 29, 2000...         17,630  $17,630   $2,171   $82,315    $70,446
                                  =============================================

                              Accumulated
                               Other Comp           Treasury         Unallocated
                                 Income              Stock              ESOP
                        -------------------------------------------------------
Balance at Jan 29, 2000..     ($11,790)            ($19,712)          $(1,486)
Stock plan activity, net.
Purchase/retirement of
Treasury stock, net......                            (5,113)
Cash dividends declared
   ($.10 per share)......
Net income...............
Other comprehensive
   income ...............           85
Comprehensive income.....
                        -------------------------------------------------------
Balance April 29, 2000...     $(11,705)            $(24,825)          $(1,486)
                        =======================================================

See notes to consolidated financial statements.



                               Consolidated Statement of Changes
                                     in Stockholders' Equity
                    For the quarters ended April 29, 2000 and May 1, 1999
(Continued)

                                                             Add'l
                          Comp.   Common   Common   Pref'd  Paid-in    Retained
                         Income   Shares    Stock    Stock   Capital   Earnings
                        --------------------------------------------------------
Balance at Jan 30, 1999..         17,423   $17,423  $2,185   $79,737    $65,870
Stock plan activity, net.             77        77               789
Purchase/retirement of
 treasury stock, net.....                              (10)        4
Cash dividends declared
   ($.10 per share)......                                                (1,679)
Net loss................$(18,431)                                       (18,431)
Other comprehensive loss.    (36)
                          -------
Comprehensive loss......$(18,467)
ESOP activity, net......========
                                  ---------------------------------------------
Balance May 1, 1999.....          17,500  $17,500   $2,175   $80,530    $45,760
                                  =============================================

                              Accumulated
                               Other Comp           Treasury         Unallocated
                                 Income              Stock              ESOP
                        -------------------------------------------------------
Balance at Jan 30, 1999..     $(11,079)           $(13,888)
Stock plan activity, net.
Purchase/retirement of
Treasury stock, net......                             (705)
Cash dividends declared
   ($.10 per share)......
Net income...............
Other comprehensive
   income (loss).........          (36)
Comprehensive income(loss)
ESOP activity, net.......                                             $(1,434)
                        -------------------------------------------------------
Balance May 1, 1999.....      $(11,115)           $(14,593)           $(1,434)
                        =======================================================


                                      ONEIDA LTD.
                        CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE THREE MONTHS ENDED APRIL 29, 2000 AND MAY 1, 1999
                                    (In Thousands)
                                                                   FOR THE
                                                             THREE MONTHS ENDED
                                                            APR 29,      MAY 1,
                                                              2000        1999
                                                            -------     -------
  CASH FLOW FROM OPERATING ACTIVITIES:
    Net income (loss)...............................        $ 7,467    $(18,431)
    Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation...................................          3,042       2,645
     Impairment of assets...........................                     15,000
     Amortization of intangibles....................            702         721
     Deferred taxes and other non-cash
        charges and credits.........................            779       1,609
     Decrease (increase) in operating assets:
     Receivables....................................         (8,860)     (6,140)
     Inventories....................................        (11,454)    (11,298)
     Other current assets...........................         (2,822)     (2,854)
     Other assets.................................             (484)     (1,100)
     Increase in accounts payable...................          3,029         894
     Increase (decrease) in accrued liabilities.....         (1,610)      9,734
                                                             -------     -------
        Net cash used in operating activities.......        (10,211)     (9,220)
                                                            -------     -------
  CASH FLOW FROM INVESTING ACTIVITIES:
    Property, plant and equipment expenditures......         (5,052)     (4,344)
    Minority interest...............................           (204)     (1,424)
    Proceeds from retirement of property, plant and equipment   980         736
    Other, net......................................              7      (1,482)
                                                            -------     -------
        Net cash used in investing activities.......         (4,269)     (6,514)
                                                            -------     -------
  CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock..........            454         868
    Purchase of treasury stock......................         (5,117)       (715)
    Purchase (allocation) of ESOP shares - net......                     (1,434)
    Increase in short-term  debt - net..............         21,025      21,245
    Payment of long-term debt.......................         (1,103)       (222)
    Proceeds from issuance of long-term debt........            101         102
    Dividends paid..................................         (1,651)     (1,678)
                                                            -------     -------
        Net cash provided by financing activities...         13,709      18,166
                                                            -------     -------
  EFFECTS OF EXCHANGE RATE CHANGES ON CASH..........             85         (36)
                                                            -------     -------
  NET INCREASE (DECREASE) IN CASH...................           (686)      2,396
  CASH AT BEGINNING OF YEAR.........................          3,899       1,913
                                                            -------     -------
  CASH AT END OF PERIOD.............................         $3,213      $4,309
                                                            =======     =======
  SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Interest paid ...................................         $2,494      $2,179
   Income taxes paid................................          1,598       1,083

  See notes to consolidated financial statements.

                                        ONEIDA LTD.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (Thousands)
1. The statements for the three months ended April 29, 2000 and May 1, 1999 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended April 29, 2000 are not necessarily indicative of the results of operations to be expected for the year ending January 27, 2001. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended in January 2000 and 1999 included in the Company's January 29, 2000 Annual Report to the Securities and Exchange Commission on Form 10-K.

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

3. In the quarter ended May 1, 1999, the Company recorded a $35,800 charge for restructuring and other unusual items. This total includes $3,000 of inventory writedowns (included in cost of sales) due to discontinuing certain product lines, $11,000 of charges related to operations restructuring, $12,000 of long-term asset impairments and $9,800 of other unusual charges.

Key components of the restructuring included the closure of the Company's flatware manufacturing facility in Niagara Falls, Canada; consolidation of the Company's international operations and further elimination of positions and underperforming product lines. The majority of the $11,000 restructuring charge made in the first quarter of 1999 related to early retirement benefits, severance and associated employee benefit costs. Approximately $500 of restructuring charges were paid out in the first quarter of 2000, completing the payment of accrued charges.

The asset writedowns were related to goodwill associated with the purchase of a subsidiary and the writedown of manufacturing fixed assets that will no longer be utilized due to the closing of the Oneida Canada plant and the exiting of certain product lines. The full $12,000 of non-cash charges were recorded against the respective assets to reduce them to net realizable value in the first quarter of 1999. The Company recorded a $3,000 non-cash inventory reserve charge as a component of cost of sales during the first quarter to reduce discontinued product lines to net realizable value. This reserve was fully utilized in fiscal 1999.

In fiscal 1999, the Company has expensed $18,300 of unusual items; $9,800 of which was expensed in the first quarter and $8,500 which was expensed in the third quarter. These were costs related to an unsolicited takeover attempt, litigation costs and costs incurred to overcome unique market barriers in the foodservice glassware market. Approximately $300 of these unusual expense payments were made in the first quarter of 2000. The remaining $2,500 of unusual charges will be paid out in 2000.

                                   ONEIDA LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Thousands)
4. Basic and diluted earnings per share are presented for each period in which a statement of operations is presented. Basic earnings per share is computed by dividing income less preferred stock dividends by the weighted average shares actually outstanding for the period. Diluted earnings per share includes the potentially dilutive effect of shares issuable under the employee stock purchase and incentive stock option plans.

The following is a reconciliation of basic earnings per share to diluted earnings per share for the three months ended April 29, 2000 and May 1, 1999:
                            Net     Preferred     Adjusted              Earnings
                           Income    Stock       Net Income    Average      Per
                           (Loss)   Dividends      (Loss)      Shares     Share
--------------------------------------------------------------------------------
[S]                      [C]          [C]        [C]           [C]        [C]
2000:
Basic earnings
 per share..............   $7,467     $(33)        $7,434      16,357      $.45
Effect of stock options.                                          115
Diluted earnings
 per share..............    7,467      (33)         7,434      16,472       .45
--------------------------------------------------------------------------------
1999:
Basic earnings
 per share..............  (18,431)     (33)       (18,464)     16,560     (1.11)
Effect of stock options.                                          126
Diluted earnings
 per share..............  (18,431)     (33)       (18,464)     16,686     (1.11)
--------------------------------------------------------------------------------
5. Included in the long-term debt caption on the balance sheet are various senior notes. The note agreements relating thereto contain provisions which restrict borrowings, business investments, acquisition of the Company's stock and payment of cash dividends. At April 29, 2000, the maximum amount available for payment of dividends was $15,235.

6. Subsequent Events
On May 23, 2000, the Company announced it had signed a definitive agreement to purchase substantially all of the assets of Sakura, Inc. for approximately $40 million in cash. Sakura, Inc., a privately held company based in New York City, is a leading marketer of consumer dinnerware.

On May 30, 2000, the Company announced that its subsidiary, Oneida U.K. Limited, had signed a definitive agreement to purchase all of the stock of Viners of Sheffield Limited, a privately held company, for approximately $25 million in cash. London based Viners is a long established marketer of flatware and cookware in the United Kingdom.

On May 31, 2000, the Company announced it had signed a definitive agreement to acquire the stock of Delco International Ltd. Inc., including its wholly owned subsidiary, Delco Tableware International, Inc. and its ABCO International division, for approximately $76 million in cash. Delco International, headquartered in Long Island, N.Y. is a leading marketer of tableware products for the foodservice industry. All three of the above agreements are expected to close in the Company's second quarter.

On June 2, 2000, the Company entered into a new three year $275 million bank revolving credit agreement. This facility will be utilized to fund the above described acquisitions as well as to refinance the majority of the Company's outstanding credit facilities and term loans. This debt carries a floating interest rate indexed to LIBOR. Interest is payable either at the earlier of quarterly or note maturity.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   Quarter ended April 29, 2000 compared with
                         the quarter ended May 1, 1999
                                 (In Thousands)
Operations
Net Sales by Product Line:
                                       2000             1999         % Change
                                      -------          -------         -----
    [S]                               [C]              [C]             [C]
    Metal Products...............     $79,300          $80,500          (1.5)%
    Dinnerware Products..........      29,000           24,300          19.3%
    Glass products...............       8,200            7,200          13.9%
    Other Products...............       1,701            6,039         (71.8)%
                                     --------         --------         -----
      Total......................    $118,201         $118,039            .1%
                                     ========         ========         =====

Consolidated net sales for the quarter ended April 29, 2000 increased $162 over the same period a year ago, however, the prior year sales figure included $4,700 of sales of a discontinued product line. Sales of ongoing operations actually increased 4.3% over the first quarter of 1999. Sales increases over 1999 first quarter levels were achieved in both the consumer and foodservice markets.
Sales of metal tableware were flat this quarter while growth in dinnerware sales included both manufactured and imported products. Glass sales to both consumer and foodservice customers increased this year over 1999 levels. Prior year sales of other products included the above referenced discontinued product line.

Gross margin, as a percentage of net sales, was 38.7% in the first quarter of 2000 as compared to 37.2% for the same period of 1999. 1999 cost of sales included a $3,000 restructuring charge related to the disposal of inventory of discontinued product lines. The decrease in ongoing gross margin this quarter is related to product mix.

Total recurring operating expenses decreased by $2,335, or 7.0% from the same quarter last year. As a percentage of sales, these expenses were 26.4% in the current quarter versus 28.5% in the same period of 1999. This decrease reflects the ongoing benefit of the Company's 1999 restructuring program. Included in the 1999 operating expenses were restructuring and unusual charges totalling $32,800. See Note 3 to Notes to the Financial Statements for a discussion of these prior year costs.

Interest expense, prior to capitalized interest, was $3,073 for the quarter ended April 29, 2000, an increase of $200 from the first quarter of 1999. This increase is due to higher average interest rates incurred in the first quarter of 2000.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      Quarter April 29, 2000 compared with
                          the Quarter ended May 1, 1999
                                 (In Thousands)

Liquidity & Financial Resources
During the three months of this year, the Company spent approximately $5,000 on capital projects focused primarily on its distribution and manufacturing facilities. The Company completed construction on a new 206,000 square foot warehouse at its main facility in Sherrill, NY. This project cost approximately $10,000. By consolidating Northeast distribution in this one facility, the Company expects to both lower costs and provide stronger customer service.

Year to date, $5,100 was spent on purchasing common either as treasury stock. Management believes there is sufficient liquidity to support the Company's ongoing funding requirements from future operations as well as the availability of bank lines of credit. At April 29, 2000, the Company had unused short-term credit lines equal to $42,000. Working capital as of April 29, 2000 totaled $145,519.

Subsequent Events
On May 23, 2000, the Company announced it had signed a definitive agreement to purchase substantially all of the assets of Sakura, Inc. for approximately $40 million in cash. Sakura, Inc., a privately held company based in New York City, is a leading marketer of consumer dinnerware.

On May 30, 2000, the Company announced that its subsidiary, Oneida U.K. Limited, had signed a definitive agreement to purchase all of the stock of Viners of Sheffield Limited, a privately held company, for approximately $25 million in cash. London based Viners is a long established marketer of flatware and cookware in the United Kingdom.

On May 31, 2000, the Company announce that it signed a definitive agreement to acquire the stock of Delco International Ltd. Inc., including its wholly owned subsidiary, Delco Tableware International, Inc. and its ABCO International division, for approximately $76 million in cash. Delco International, headquartered in Long Island, N.Y. is a leading marketer of tableware products for the foodservice industry. All three of the above agreements are expected to close in the Company's second quarter.

On June 2, 2000, the Company entered into a new three year $275 million bank revolving credit agreement. This facility will be utilized to fund the above described acquisitions as well as to refinance the majority of the Company's outstanding credit facilities and term loans. This debt carries a floating interest rate indexed to LIBOR. Interest is payable either at the earlier of quarterly or note maturity.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   Quarter ended April 29, 2000 compared with
                          the Quarter ended May 1, 1999
                                 (In Thousands)


Year 2000 Compliance
Year 2000 issues relate to the ability of computer systems to distinguish data which contains dates beyond December 31, 1999. The Company created and implemented a comprehensive Year 2000 compliance plan.

As part of its compliance plan, the Company reviewed all of its software and information processing systems and identified date sensitive functions. Those systems were then tested and , if necessary, brought into compliance prior to January 1, 2000. The Company also contacted and worked with its major customers, suppliers, service providers and business partners to ensure year 2000 readiness. Finally, the Company developed and maintains a year 2000 contingency plan.

Based upon the information available as of the date hereof, all of the Company's critical systems successfully made the year 2000 transition and neither the Company nor its major customers, suppliers, service providers or business partners experience significant events attributable to year 2000 issues. The Company continues to monitor year 2000 developments closely to insure a timely response to any issues that may arise.

Since 1998, the Company incurred a total of $500 in costs directly related to year 2000 compliance. The Company does not expect to incur any additional, significant direct costs related to the year 2000 issue.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   Quarter ended April 29, 2000 compared with
                          the Quarter ended May 1, 1999
                                 (In Thousands)

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

                                        ONEIDA LTD



                                       UNITED STATES

                              SECURITIES AND EXCHANGE COMMISSION

                                         FORM 10-Q

                                      April 29, 2000

                                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                        ONEIDA LTD
                                                        (Registrant)


Date:   June 12, 2000






                                                        Edward W. Thoma
                                                        Senior Vice President,
                                                        Finance