Form 10-Q
period 2000-07-29
ONEIDA LTD
filed 2000-09-12
CIK 74585

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended July 29, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 8, 2000: 16,312,865.

                                     ONEIDA LTD.
                                     FORM 10-Q
                FOR THE THREE AND SIX MONTHS ENDED JULY 29, 2000

                                      INDEX





PART I  FINANCIAL INFORMATION

        Consolidated Statements of Operations

        Consolidated Balance Sheet

        Consolidated Statement of Changes in Stockholders' Equity

        Consolidated Statement of Cash Flows

        Notes to Consolidated Financial Statements

        Management's Discussion and Analysis of Financial Condition and Results of Operations




PART II OTHER INFORMATION

        No other information required to be filed for this quarter.

        Item 6 (b)
        A Form 8-k was filed on August 23, 2000 relating to acquisitions.

SIGNATURES

                                   ONEIDA LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                         FOR THE                 FOR THE
                                     THREE MONTHS ENDED       SIX MONTHS ENDED
 (Thousands except per              JULY 29,   JULY 31,  JULY 29,      JULY 31,
  share amounts)                      2000      1999       2000         1999

NET SALES.......................    $104,010   $112,073   $222,211   $230,112
COST OF SALES-Recurring.........      66,090     65,887    138,536    137,009
COST OF SALES-Restructuring(NOTE 3)   24,000                24,000      3,000
                                     -------    -------    -------    -------
GROSS MARGIN....................      13,920     46,186     59,675     90,103
OPERATING REVENUES..............       1,270         99      1,532        416
                                     -------    -------    -------    -------
                                      15,190     46,285     61,207     90,519
                                     -------    -------    -------    -------
OPERATING EXPENSES:
  Selling, distribution and
   administrative charges.......      29,777     31,096     61,026     64,680
  Restructuring and unusual
   charges (NOTE 3).............       8,000                 8,000     32,800
                                     -------    -------    -------    -------
    Total.......................      37,777     31,096     69,026     97,480
                                     -------    -------    -------    -------
INCOME (LOSS) FROM OPERATIONS.       (22,587)    15,189     (7,819)    (6,961)
OTHER EXPENSE...................         114        331        133        383
INTEREST EXPENSE................       4,089      2,419      6,948      5,069
                                     -------    -------    -------    -------
INCOME (LOSS)
  BEFORE INCOME TAXES...........     (26,790)    12,439    (14,900)   (12,413)
PROVISION (CREDIT) FOR
 INCOME TAXES...................      (9,973)     4,733     (5,551)    (1,688)
                                    --------    -------    -------   --------
NET INCOME (LOSS)...............    $(16,817)    $7,706    $(9,349)  $(10,725)
                                    ========     ======    ========  ========
EARNINGS PER SHARE OF COMMON STOCK:
  Net income (loss):
    Basic.......................     $(1.04)       $.46      $(.58)     $(.65)
    Diluted (NOTE 4)............      (1.04)        .46       (.58)      (.65)
SHARES USED IN PER SHARE DATA:
    Basic.......................     16,209      16,541       16,286   16,549
    Diluted(NOTE 4).............     16,209      16,785       16,286   16,549

See notes to consolidated financial statements.




                                   ONEIDA LTD.
                           CONSOLIDATED BALANCE SHEET
                       JULY 29, 2000 AND JANUARY 29, 2000


                                                         (Dollars in Thousands)
                                                           JULY 29,   JAN 29,
                                                             2000      2000
                                                          -------      -------
ASSETS

 CURRENT ASSETS:
  Cash...............................................       $5,757       $3,899
  Accounts receivable, net of allowance for doubtful.
   accounts of $2,126 and $1,409.....................       83,324       82,587
  Other accounts and notes receivable................        3,182        1,799
  Inventories:
   Finished goods....................................      183,153      158,260
   Goods in process..................................       10,859       10,885
   Raw materials and supplies........................       14,115       14,367
  Other current assets...............................       18,734        9,946
                                                          --------     --------
     Total current assets............................      319,124      281,743
                                                          --------     --------
 PROPERTY, PLANT AND EQUIPMENT-At cost:
  Property, plant and equipment......................      240,416      232,425
  Less accumulated depreciation......................      134,405      126,148
                                                          --------     --------
     Property, plant and equipment-net...............      106,011      106,277
                                                          --------     --------
 OTHER ASSETS:
  Intangible assets - net............................       69,765       28,197
  Deferred income taxes..............................       23,042       23,042
  Other assets.......................................       12,020        9,979
                                                          --------     --------
      TOTAL..........................................     $529,962     $449,238
                                                          ========     ========

 See notes to consolidated financial statements.

                                   ONEIDA LTD.
                           CONSOLIDATED BALANCE SHEET
                       JULY 29, 2000 AND JANUARY 29, 2000


                                                          (Dollars in Thousands)
                                                          JULY 29,      JAN 29,
                                                            2000         2000
                                                           -------      -------
LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
  Short-term debt...............................           $ 7,664      $31,652
  Accounts payable..............................            33,735       31,585
  Accrued liabilities...........................            39,284       45,145
  Accrued income taxes..........................             4,033       10,529
  Dividends payable.............................             1,660        1,685
  Current installments of long-term debt........             9,377       16,010
                                                           -------      -------
     Total current liabilities..................            95,753      136,606
                                                           -------      -------
 LONG-TERM DEBT.................................           234,046       98,495
                                                           -------      -------
 OTHER LIABILITIES:
  Accrued postretirement liability..............            57,984       57,000
  Accrued pension liability.....................            16,282       16,032
  Other liabilities.............................            10,353        7,798
                                                           -------      -------
     Total......................................            84,619       80,830
                                                           -------      -------
 STOCKHOLDERS' EQUITY:
  Cumulative 6% preferred stock; $25 par
   value; authorized 95,660 shares, issued
   86,859 and 87,009 shares,
   callable at $30 per share....................             2,171        2,175
  Common stock $1 par value; authorized
   48,000,000 shares, issued 17,663,753
   and 17,602,808 shares........................            17,664       17,603
  Additional paid-in capital....................            82,639       81,887
  Retained earnings.............................            51,970       64,630
  Other comprehensive loss......................           (12,736)     (11,790)
  Less cost of common stock held in
   treasury; 1,384,060 and 1,068,949 shares.....           (25,447)     (19,712)
  Less unallocated ESOP shares of common
   stock of 33,221 and 68,877 ..................              (717)     (1,486)
                                                           -------      -------
    Stockholders' Equity........................           115,544      133,307
                                                          --------     --------
      TOTAL.....................................          $529,962     $449,238
                                                          ========     ========

See notes to consolidated financial statements.

                        CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JULY 29, 2000


                                                             Add'l
                          Comp.   Common   Common   Pref'd  Paid-in    Retained
                         Income   Shares    Stock    Stock   Capital   Earnings
                        -------------------------------------------------------
Balance at Jan 29, 2000..         17,603   $17,603  $2,175   $81,887   $64,630
Stock plan activity, net.             61        61               752
Purchase/retirement of
Treasury stock, net......                               (4)
Cash dividends declared
   ($.20 per share)......                                                (3,311)
Net loss.................$(9,349)                                        (9,349)
Other comprehensive
   loss..................   (946)
                          ------
Comprehensive loss......$(10,295)
                         =======
                                  ---------------------------------------------
Balance July 29, 2000....         17,664  $17,664   $2,171   $82,639   $51,970
                                  =============================================

                              Accumulated
                               Other Comp           Treasury         Unallocated
                                 Income              Stock              ESOP
                        -------------------------------------------------------
Balance at Jan 29, 2000..     ($11,790)            ($19,712)          $(1,486)
Stock plan activity, net.
Purchase/retirement of
Treasury stock, net......                            (5,735)
Cash dividends declared
   ($.20 per share)......
Net loss.................
Other comprehensive
   loss..................         (946)
Allocation of ESOP shares                                                 769
                        -------------------------------------------------------
Balance July 29, 2000....     $(12,736)            $(25,447)             (717)
                        =======================================================

See notes to consolidated financial statements.

                        CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JULY 31, 1999


                                                               Add'l
                            Comp.  Common   Common   Pref'd   Paid-in   Retained
                           Income  Shares    Stock    Stock   Capital   Earnings
                         -------------------------------------------------------
Balance at January 30, 1999.        17,423   $17,423  $2,185  $79,737   $65,870
Stock plan activity, net..             159       159            1,703
Cancelled stock...........              (5)       (5)               1
Purchase/retirement of
Treasury stock, net.......                               (10)       4
Cash dividends declared
   ($.20 per share).......                                               (3,322)
Net loss..................$(10,725)                                     (10,725)
Other comprehensive loss..    (838)
                           -------
Comprehensive loss........$(11,563)
ESOP activity, net........ =======
                                  ---------------------------------------------
Balance July 31, 1999               17,577  $17,577   $2,175  $81,445   $51,823
                                   =============================================

                             Accumulated
                              Other Comp           Treasury         Unallocated
                                Income              Stock              ESOP
                            -------------------------------------------------
Balance at January 30, 1999    $(11,079)            $(13,888)         $ -
Stock plan activity, net...
Cancelled stock............
Purchase/retirement of
Treasury stock, net........                           (1,352)
Cash dividends declared
   ($.20 per share)........
Net loss...................
Other comprehensive loss...        (838)
ESOP activity, net.........                              262           (2,102)
                           --------------------------------------------------
Balance July 31, 1999          $(11,917)            $(14,978)         $(2,102)
                           ==================================================

See notes to consolidated financial statements.

                                   ONEIDA LTD.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JULY 29, 2000 AND JULY 31, 1999
                                 (In Thousands)
                                                               FOR THE
                                                           SIX MONTHS ENDED
                                                          JUL 29,      JUL 31,
                                                            2000        1999
                                                          -------     -------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss............................................    $(9,349)   $(10,725)
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation.......................................      5,877       5,731
   Provision for impairment of inventory
    and long-term assets..............................     29,000      15,000
   Amortization of intangibles........................      1,697       1,365
   Deferred taxes and other non-cash
      charges and credits.............................      1,476       5,927
   Decrease (increase) in operating assets:
    Receivables.......................................      6,150      (4,619)
    Inventories.......................................    (37,262)    (12,695)
    Other current assets..............................     (1,983)     (4,614)
    Other assets......................................     (1,517)       (111)
   Increase in accounts payable.......................        747         935
   Increase (decrease) in accrued liabilities.........    (18,379)      5,418
                                                           -------     -------
      Net cash provided (used) by operating activities    (23,543)      1,612
                                                          -------     -------
CASH FLOW FROM INVESTING ACTIVITIES:
  Property, plant and equipment expenditure-net.......     (6,215)    (11,055)
  Purchase of subsidiaries, net of cash acquired......    (60,496)
  Minority interest...................................       (205)     (1,332)
  Other, net..........................................         14      (1,441)
                                                          -------     -------
      Net cash used in investing activities...........    (66,902)    (13,828)
                                                          -------     -------
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock..............        813       1,821
  Purchase of treasury stock..........................     (5,739)     (1,060)
  Purchase (allocation) of ESOP shares - net..........        769      (2,102)
  Increase in short-term debt and bankers acceptances-net (28,201)     (4,258)
  Payment of long-term debt...........................    (64,802)       (275)
  Proceeds from issuance of long-term debt............    193 720      24,338
  Dividends paid......................................     (3,311)     (3,322)
                                                         -------     -------
      Net cash provided by financing activities.......     93,249      15,142
                                                          -------     -------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH..............       (946)       (838)
                                                          -------     -------
NET INCREASE IN CASH..................................      1,858       2,088
CASH AT BEGINNING OF YEAR.............................      3,899       1,913
                                                          -------     -------
CASH AT END OF PERIOD.................................     $5,757      $4,001
                                                          =======     =======



See notes to consolidated financial statements.

                                   ONEIDA LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Thousands)


1. The statements for the six months ended July 29, 2000 and July 31, 1999 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results of such periods. The results of operations for the six months ended July 29, 2000 are not necessarily indicative of the results of operations to be expected for the year ending January 27, 2001. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended in January 2000 and 1999 included in the Company's January 29, 2000 Annual Report to the Securities and Exchange Commission on Form 10-K.

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

3. The earnings for the quarter and six months ended July 29, 2000 include the impact of the following special charges; an inventory writedown of $24,000 related to a rationalization of existing product lines as a result of recent acquisitions as well as significant other stock keeping unit reductions, and restructuring costs of $8,000 (principally impairment of assets related to manufacturing tools and other product procurement assets). A $24,000 inventory reserve was established in the current quarter; $200 was written off against this reserve. All assets identified as impaired were written down to their net realizable value in the second quarter. No other significant restructuring payments were made to date in 2000.

In the six month period ended July 31, 1999, the Company's financial statements included the impact of the following special charges: $3,000 inventory writedown related to costs associated with exiting certain product lines, restructuring costs of $11,000 (principally termination benefits), asset impairments of $12,000 (principally due to an investment in Italy and exit costs associated with discontinued product lines), unusual charges of $9,800 (relating to expansion into glassware and an unsolicited takeover proposal). The charge for unusual expenses was later increased by $8,500 in the third quarter of 1999. The restructuring and unusual charges were substantially paid out in 1999. At present, there remains approximately $2,000 of charges to be paid in the current year. No significant adjustments were required to the original accruals for restructuring and unusual charges.

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

The following is a reconciliation of basic earnings per share to diluted earnings per share for the three months ended July 29, 2000 and July 31, 1999:

                            Net     Preferred     Adjusted              Earnings
                           Income    Stock       Net Income    Average      Per
                           (Loss)   Dividends      (Loss)      Shares     Share
--------------------------------------------------------------------------------
[S]                      [C]          [C]        [C]           [C]       [C]
2000:
Basic earnings
 per share.............. $(16,817)    $(33)      $(16,850)     16,209    $(1.04)
Effect of stock options.                                            0
Diluted earnings
 per share..............  (16,817)     (33)       (16,850)     16,209     (1.04)
--------------------------------------------------------------------------------
1999:
Basic earnings
 per share..............    7,706      (33)         7,673      16,541       .46
Effect of stock options.                                          244
Diluted earnings
 per share..............    7,706      (33)         7,673      16,785       .46
--------------------------------------------------------------------------------

The following is a reconciliation of basic earnings per share to diluted earnings per share for the six months ended July 29, 2000 and July 31, 1999:

                            Net     Preferred     Adjusted              Earnings
                           Income    Stock       Net Income    Average      Per
                           (Loss)   Dividends      (Loss)      Shares     Share
--------------------------------------------------------------------------------
[S]                      [C]          [C]        [C]           [C]        [C]
2000:
Basic earnings
 per share..............  $(9,349)    $(65)       $(9,414)     16,286     $(.58)
Effect of stock options.                                            0
Diluted earnings
 per share..............   (9,349)     (65)        (9,414)     16,286      (.58)
--------------------------------------------------------------------------------
1999:
Basic earnings
 per share..............  (10,725)     (65)       (10,790)     16,549      (.65)
Effect of stock options.                                            0
Diluted earnings
 per share..............  (10,725)     (65)       (10,790)     16,549      (.65)
--------------------------------------------------------------------------------
In periods where a net loss is presented, the diluted earnings per share have been replaced by the basic calculation as the inclusion of stock options and dividends in the calculation would have an anti-dilutive effect on EPS.

                                   ONEIDA LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Thousands)

5. Included in the long-term debt caption on the balance sheet are various senior notes. The note agreements relating thereto contain provisions which restrict borrowings, business investments, acquisition of the Company's stock and payment of cash dividends. At July 29, 2000, the maximum amount available for payment of dividends was $5,500. A portion of the long-term fixed rate debt totaling $43,600 includes loan covenants for which the Company received a waiver for the period ended July 29, 2000. The Company and respective lenders are now completing an amendment to the loan agreement and this process is expected to be completed by mid-October.

6. Acquisition of Assets
On May 23, 2000, the company announced it had signed a definitive agreement to purchase substantially all of the assets of Sakura, Inc. for approximately $40,000 in cash. Sakura, Inc., a privately held company based in New York City, is a leading marketer of consumer dinnerware. The closing took place on June 30, 2000, hence the balance sheet reflects this acquisition and one month of their operations and cash flows are included in the Consolidated Statement of Operations and Consolidated Statement of Cash Flows for Oneida's six month period ended July 29, 2000.

Oneida also completed its acquisition of Viners of Sheffield Limited during the second quarter of 2000. On May 23, 2000 the company announced that its subsidiary, Oneida U.K. Limited, had signed a definitive agreement to purchase all of the stock of Viners of Sheffield Limited, a privately held company, for approximately $25,000 in cash. London based Viners is a long established marketer of flatware and cookware in the United Kingdom. This closing took place on June 13, 2000, hence the balance sheet reflects this acquisition and a partial month of their operations and cash flows are included in the Consolidated Statement of Operations and Consolidated Statement of Cash Flows for Oneida's six month period ended July 29, 2000.

On June 2, 2000, the Company entered into a new three year $275,000 bank revolving credit agreement. This debt has a maturity date of May 31, 2003.
This facility is being utilized to fund the acquisitions described herein as well as to refinance the majority of the Company's outstanding credit facilities and term loans. At July 29, 2000, $189,000 of the credit facility had been utilized by the Company. This debt carries a floating interest rate indexed to the LIBOR. Interest is payable either at the earlier of quarterly or note maturity.

7.  Subsequent event
Oneida completed its previously announced acquisition of Delco International Ltd. (including its wholly owned subsidiary, Delco Tableware, Inc. and its ABCO International division) on August 9, 2000 for approximately $60 million in cash. Delco International, headquartered in Long Island, N.Y. is a leading marketer of tableware products for the foodservice industry. This closing took place after the end of Oneida's six months ended July 29, 2000 and therefore the acquisition has not been reflected in the balance sheet, statement of operations or statement of cash flows presented for the three and six month periods ended July 29, 2000.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    Quarter ended July 29, 2000 compared with
                         the quarter ended July 31, 1999
                                 (In Thousands)
Operations
Net Sales by Product Line:
                         --- Three Months Ended--    ----Six Months Ended----
                           2000     1999   %Change    2000      1999    %Change
                         -------   -------  -----    --------  -------- -------
[S]                      [C]       [C]      [C]      [C]       [C]       [C]
Metal Products.......   $ 64,800   $73,900 (12.3)    $144,400  $154,200  (6.4)
Dinnerware Products..     28,900    26,500   9.1       58,000    50,800  14.2
Glass products.......      8,000     8,500  (5.9)      16,300    16,000   1.9
Other Products.......      2,310     3,173 (27.2)       3,511     9,112 (61.5)
                        --------  --------  -----    --------  --------  -----
  Total...............  $104,010  $112,073  (7.2)    $222,211  $230,112  (3.4)
                        ========  ========  =====    ========  ========  =====
Operating Expenses-
 Recurring............  $ 29,777  $ 31,096  (4.2)    $ 61,026  $ 64,680  (5.6)
                        ========  ========  =====    ========  ========  =====

Quarterly Review
Consolidated net sales for the quarter ended July 29, 2000 decreased $8,063 over the same period a year ago, however, the prior year sales figure included $3,000 of sales of discontinued product lines. The decrease in metal products is primarily attributable to softness in the consumer tableware market.
Dinnerware sales continued to increase over prior year levels due to foodservice growth and the addition of the Sakura line late in the quarter, while glass sales decreased slightly. The Company's international sales grew in all product segments.

Gross margin, prior to the cost of sales restructuring charge, as a percentage of net sales, was 36.5% in the second quarter of 2000 as compared to 41.2% for the same period of 1999. The decrease in ongoing gross margin this quarter is related to product mix, primarily as a result of lower consumer metal sales. Included in the current quarter was a $24,000 non-cash restructuring charge related to inventory writedown. This charge is necessitated by the Company's plans to reduce its stock keeping units and rationalization of existing product lines due to recent acquisitions.

Total recurring operating expenses decreased by $1,319, or 4.2% from the same quarter last year. This decrease reflects the ongoing benefit of the Company's 1999 restructuring program. During the current quarter, the Company recorded a restructuring charge of $8,000. The majority of this charge was non-cash in nature and reduced certain impaired assets (principally manufacturing tools and product procurement assets) to net realizable value.

Interest expense, prior to capitalized interest, was $4,350 for the quarter ended July 29, 2000, an increase of $1,415 from the second quarter of 1999.
This increase is due to higher average borrowings and interest rates incurred in the second quarter of 2000. The increase in debt levels was used to fund the Company's recent acquisitions and for working capital needs.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   Six Months ended July 29, 2000 compared with
                         the Six Months ended July 31, 1999
                                 (In Thousands)
Six-Month Review
Operations
Consolidated net sales for the six months ended July 29, 2000 decreased $7,901 over the same period a year ago, however, the prior year sales figure included $7,700 of sales of discontinued product lines. Sales of ongoing product lines were approximately equal to 1999 levels. Sales of metal products declined due to lagging consumer tableware sales in the second quarter of 2000. Sales of foodservice dinnerware products (both manufactured and procured) grew over 1999 levels. The decrease in sales of other products is primarily due to the discontinuance of a product line in 1999.

Gross margin, prior to restructuring, as a percentage of net sales, was 37.7% in the first six months of 2000 as compared to 40.5% for the same period of 1999. The decrease in ongoing gross margin this year is related to changes in product mix. The Company recorded restructuring charges related to inventory disposals in both the current and prior years. In the current year, a $24,000 inventory writedown was expensed. This relates to inventory reductions that will be necessitated by the Company's initiative undertaken to reduce stock keeping units as well as rationalization of existing product lines due to recent acquisitions. In 1999, the Company recorded a $3,000 inventory charge related to the disposal of inventory of discontinued product lines. This disposal was completed in 1999.

Total recurring operating expenses decreased by $3,654, or 5.6% from the same period last year. As a percentage of sales, these expenses were 27.5% in the current period versus 28.1% in the same period of 1999. This decrease reflects the ongoing benefit of the Company's 1999 restructuring program. During the current quarter, the Company recorded a restructuring charge of $8,000 related to its recent acquisitions and a program to streamline stock keeping units. The majority of this charge was non-cash in nature and reduced certain impaired assets (principally manufacturing tools and product procurement assets) to net realizable value. In the six month period ended July 31, 1999, the Company's financial statements also included the impact of the following special charges: restructuring costs of $11,000 (principally termination benefits), asset impairments of $12,000 (principally due to an investment in Italy and exit costs associated with discontinued product lines), unusual charges of $9,800 (relating to expansion into glassware and an unsolicited takeover proposal). The charge for unusual expenses was later increased by $8,500 in the third quarter of 1999. The restructuring and unusual charges were substantially paid out in 1999. At present, there remains approximately $2,000 of charges to be paid in the current year. No significant adjustments were required to the original accruals for restructuring and unusual charges.

Interest expense, prior to capitalized interest, was $7,425 for the six months ended July 29, 2000, an increase of $1,629 from the same period of 1999. This increase is due to higher average borrowings and interest rates incurred in the first six months of 2000. Debt levels have increased to fund the Company's recent acquisitions, as well as for working capital needs.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   Six Months Ended July 29, 2000 compared with
                        the Six Months ended July 31, 1999
                                 (In Thousands)
Liquidity & Financial Resources
During the second quarter of 2000, the Company completed its purchases of Sakura, Inc. and Viners of Sheffield, Ltd. (See Note 6 of Notes to Consolidated Financial Statements). These transactions resulted in second quarter cash outlays of approximately $60,500.

During the first six months of this year, the Company spent approximately $7,800 on capital projects focused primarily on its distribution and manufacturing facilities. The Company completed construction on a new 206,000 square foot warehouse at its main facility in Sherrill, NY. This project cost approximately $10,000. By consolidating Northeast distribution in this one facility, the Company expects to both lower costs and strengthen customer service. Capital spending for the remainder of 2000 is anticipated to be approximately $4,000.

On June 2, 2000, the Company entered into a new three year $275,000 bank revolving credit agreement. This debt has a maturity date of May 31, 2003.
This facility is being utilized to fund the acquisitions described herein as well as to refinance the majority of the Company's outstanding credit facilities and term loans. At July 29, 2000, $189,000 of the credit facility had been utilized by the Company. This debt carries a floating interest rate indexed to the LIBOR. Interest is payable either at the earlier of quarterly or note maturity.

Year to date, $5,700 was spent on purchasing common stock as treasury stock. Management believes there is sufficient liquidity to support the Company's ongoing funding requirements from future operations as well as the availability of bank lines of credit. At July 29, 2000, the Company had unused short-term credit lines equal to $90,000. Working capital as of July 29, 2000 totaled $223,371.

Subsequent event
Oneida completed its previously announced acquisition of Delco International Ltd. (including its wholly-owned subsidiary, Delco Tableware, Inc. and its ABCO International division) on August 9, 2000 for approximately $60 million in cash. Delco International, headquartered in Long Island, N.Y. is a leading marketer of tableware products for the foodservice industry. This closing took place after the end of Oneida's six months ended July 29, 2000 and therefore the acquisition has not been reflected in the balance sheet, statement of operations or statement of cash flows presented for the three and six month periods ended July 29, 2000.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  Six Months ended July 29, 2000 compared with
                      the Six Months ended July 31, 1999
                                 (In Thousands)
Contingencies-Legal Proceedings
On December 8, 1998, the Oneida Indian Nation of New York, the Oneida Tribe of Indians of Wisconsin and the Oneida of Thames, as Plaintiffs, along with the United States of America, as Intervenor, moved to amend their Complaint filed on May 3, 1974 in the United States District Court for the Northern District of New York against the counties of Oneida and Madison, New York. The amended Complaint seeks to add the State of New York, New York State Thruway Authority, Utica-Rome Motorsports, Inc., Niagara Mohawk Power Corporation and the Oneida Valley National Bank, individually and as representatives of the class of similarly situated private landowners in Madison and Oneida counties. The Complaint alleges that during the nineteenth century the Oneidas' lands were improperly transferred. The Oneidas seek title to the property as well as monetary damages. The Corporation's headquarters and main manufacturing and distribution facilities are located within this land claim area. The Corporation filed a motion to intervene with the United States District Court for the Northern District of New York on February 26, 1999. The Judge's decision on whether private landowners will be added as Defendants is pending.

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

                                      JULY 29, 2000

                                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                        ONEIDA LTD
                                                        (Registrant)


Date:   September 12, 2000






                                                        Gregg R. Denny
                                                        Chief Financial Officer