Form 10-Q
period 2000-10-28
ONEIDA LTD
filed 2000-12-12
CIK 74585

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 28, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of December 5, 2000: 16,400,361

                                   ONEIDA LTD.
                                    FORM 10-Q
              FOR THE THREE AND NINE MONTHS ENDED OCTOBER 28, 2000

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

        Item 6 (b)
        A Form 8-K was filed on August 24, 2000 and two Forms 8-K/A were filed on October 23, 2000 and November 1, 2000 all relating to the Delco acquisition.


SIGNATURES

                                   ONEIDA LTD.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                         FOR THE                 FOR THE
                                     THREE MONTHS ENDED      NINE MONTHS ENDED
 (Thousands except per               OCT 28,   OCT 30,    OCT 28,      OCT 30,
  share amounts)                      2000      1999       2000         1999
                                    --------   --------   --------   --------
NET SALES.......................    $151,951   $134,515   $374,162   $364,628
COST OF SALES-Recurring.........      98,267     82,754    236,803    219,762
COST OF SALES-Restructuring(Note 3)                         24,000      3,000
                                     -------    -------    -------    -------
GROSS MARGIN....................      53,684     51,761    113,359    141,866
OPERATING REVENUES..............       4,819        205      6,351        622
                                     -------    -------    -------    -------
                                      58,503     51,966    119,710    142,488
                                     -------    -------    -------    -------
OPERATING EXPENSES:
  Selling, distribution and
   administrative charges.......      37,587     32,914     98,613     97,595
  Restructuring and unusual
   charges (NOTE 3).............       7,007      8,500     15,007     41,300
                                     -------    -------    -------    -------
    Total.......................      44,594     41,414    113,620    138,895
                                     -------    -------    -------    -------
INCOME (LOSS) FROM OPERATIONS.        13,909     10,552      6,090      3,593
OTHER EXPENSE (INCOME)..........         265       (114)       399        269
INTEREST EXPENSE................       7,101      2,904     14,048      7,973
                                     -------    -------    -------    -------
INCOME (LOSS)
  BEFORE INCOME TAXES...........       6,543      7,762     (8,357)    (4,649)
PROVISION (CREDIT) FOR
 INCOME TAXES...................       2,437      2,969     (3,113)     1,282
                                    --------    -------    -------   --------
NET INCOME (LOSS)...............    $  4,106     $4,793    $(5,244)   $(5,931)
                                    ========     ======    ========  ========
EARNINGS PER SHARE OF COMMON STOCK:
  Net income (loss):
    Basic.......................        $.25       $.29      $(.33)     $(.36)
    Diluted (NOTE 4)............         .25        .29       (.33)      (.36)
SHARES USED IN PER SHARE DATA:
    Basic.......................      16,273     16,523     16,281     16,541
    Diluted (NOTE 4)............      16,337     16,709     16,281     16,541

See notes to consolidated financial statements.




                                   ONEIDA LTD.
                           CONSOLIDATED BALANCE SHEET
                      OCTOBER 28, 2000 AND JANUARY 29, 2000
                                   (Unaudited)

                                                         (Dollars in Thousands)
                                                            OCT 28,   JAN 29,
                                                             2000      2000
                                                          -------      -------
ASSETS

 CURRENT ASSETS:
  Cash...............................................       $3,471       $3,899
  Accounts receivable, net of allowance for doubtful.
   accounts of $2,761 and $1,409.....................      104,549       82,587
  Other accounts and notes receivable................        3,741        1,799
  Inventories:
   Finished goods....................................      206,822      158,260
   Goods in process..................................       11,953       10,885
   Raw materials and supplies........................       13,452       14,367
  Other current assets...............................       11,651        9,946
                                                          --------     --------
     Total current assets............................      355,639      281,743
                                                          --------     --------
 PROPERTY, PLANT AND EQUIPMENT-At cost:
  Property, plant and equipment......................      250,267      232,425
  Less accumulated depreciation......................      137,781      126,148
                                                          --------     --------
     Property, plant and equipment-net...............      112,486      106,277
                                                          --------     --------
 OTHER ASSETS:
  Intangible assets - net............................      128,136       28,197
  Deferred income taxes..............................       23,042       23,042
  Other assets.......................................       22,678        9,979
                                                          --------     --------
      TOTAL..........................................     $641,981     $449,238
                                                          ========     ========

 See notes to consolidated financial statements.

                                   ONEIDA LTD.
                           CONSOLIDATED BALANCE SHEET
                      OCTOBER 28, 2000 AND JANUARY 29, 2000
                                   (Unaudited)

                                                          (Dollars in Thousands)
                                                           OCT 28,      JAN 29,
                                                            2000         2000
                                                           -------      -------
LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
  Short-term debt...............................           $ 9,302      $31,652
  Accounts payable..............................            43,219       31,585
  Accrued liabilities...........................            69,548       45,145
  Accrued income taxes..........................             1,087       10,529
  Dividends payable.............................             1,670        1,685
  Current installments of long-term debt........             9,290       16,010
                                                          --------     --------
     Total current liabilities..................           134,116      136,606
                                                          --------     --------
 LONG-TERM DEBT.................................           303,651       98,495
                                                          --------     --------
 OTHER LIABILITIES:
  Accrued postretirement liability..............            58,460       57,000
  Accrued pension liability.....................            16,315       16,032
  Other liabilities.............................            11,288        7,798
                                                          --------     --------
     Total......................................            86,063       80,830
                                                          --------     --------
 STOCKHOLDERS' EQUITY:
  Cumulative 6% preferred stock; $25 par
   value; authorized 95,660 shares, issued
   86,797 and 87,009 shares,
   callable at $30 per share....................             2,170        2,175
  Common stock $1 par value; authorized
   48,000,000 shares, issued 17,690,090
   and 17,602,808 shares........................            17,690       17,603
  Additional paid-in capital....................            82,938       81,887
  Retained earnings.............................            54,404       64,630
  Accumulated other comprehensive loss..........           (13,691)     (11,790)
  Less cost of common stock held in
   treasury; 1,317,684 and 1,068,949 shares.....           (24,643)     (19,712)
  Less unallocated ESOP shares of common
   stock of 33,221 and 68,877 ..................              (717)      (1,486)
                                                          --------     --------
    Stockholders' Equity........................           118,151      133,307
                                                          --------     --------
      TOTAL.....................................          $641,981     $449,238
                                                          ========     ========

See notes to consolidated financial statements.

                        CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED OCTOBER 28, 2000
                                   (Unaudited)

                                                             Add'l
                          Comp.   Common   Common   Pref'd  Paid-in    Retained
                         Income   Shares    Stock    Stock   Capital   Earnings
                        -------------------------------------------------------
Balance at Jan 29, 2000..         17,603   $17,603  $2,175   $81,887   $64,630
Stock plan activity, net.             87        87             1,051
Purchase/retirement of
Treasury stock, net......                               (5)
Cash dividends declared
   ($.30 per share)......                                               (4,982)
Net loss.................$(5,244)                                       (5,244)
Other comprehensive
   loss.................. (1,901)
                         -------
Comprehensive loss...... $(7,145)
                         =======
                                  --------------------------------------------
Balance at Oct 28, 2000..         17,690  $17,690   $2,170   $82,938   $54,404
                                  ============================================


                               Other Comp           Treasury         Unallocated
                              Income (Loss)          Stock              ESOP
                        -------------------------------------------------------
Balance at Jan 29, 2000..     $(11,790)            $(19,712)          $(1,486)
Stock plan activity, net.
Purchase/retirement of
Treasury stock, net......                            (4,931)
Cash dividends declared
   ($.30 per share)......
Net loss.................
Other comprehensive
   loss..................       (1,901)
Allocation of ESOP shares                                                 769
                        -------------------------------------------------------
Balance at Oct 28, 2000..     $(13,691)            $(24,643)          $ (717)
                        =======================================================

See notes to consolidated financial statements.

                        CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED OCTOBER 30, 1999
                                   (Unaudited)

                                                             Add'l
                          Comp.   Common   Common   Pref'd  Paid-in    Retained
                         Income   Shares    Stock    Stock   Capital   Earnings
                        -------------------------------------------------------
Balance at Jan 30, 1999..         17,423   $17,423  $2,185   $79,737   $65,870
Stock plan activity, net.            177       177             2,033
Cancelled stock..........             (6)       (6)                1
Purchase/retirement of
Treasury stock, net......                              (10)        4
Cash dividends declared
   ($.30 per share)......                                                (4,943)
Net loss.................$(5,931)                                        (5,931)
Other comprehensive
   loss..................   (402)
                         -------
Comprehensive loss.......$(6,333)
                         =======
                                  --------------------------------------------
Balance at Oct 30, 1999..         17,594  $17,594   $2,175   $81,775   $54,996
                                  ============================================


                               Other Comp           Treasury         Unallocated
                              Income (Loss)          Stock              ESOP
                        -------------------------------------------------------
Balance at Jan 30, 1999..     $(11,079)            $(13,888)          $  -
Stock plan activity, net.
Purchase/retirement of
Treasury stock, net......                            (4,899)
Cash dividends declared
   ($.30 per share)......
Other comprehensive
   loss..................         (402)
Allocation of ESOP shares                               262            (2,427)
                        -------------------------------------------------------
Balance at Oct 30, 1999.      $(11,481)            $(18,525)          $(2,427)
                        =======================================================

See notes to consolidated financial statements.

                                   ONEIDA LTD.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
         FOR THE NINE MONTHS ENDED OCTOBER 28, 2000 AND OCTOBER 30, 1999
                                   (Unaudited)
                                 (In Thousands)
                                                               FOR THE
                                                          NINE MONTHS ENDED
                                                          OCT 28,      OCT 30,
                                                            2000        1999
                                                          -------     -------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss............................................    $(5,244)    $(5,931)
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation.......................................      9,041       8,333
   Impairment of inventory and long-term assets.......     29,000      15,000
   Amortization of intangibles........................      2,870       2,048
   Deferred taxes and other non-cash
      charges and credits.............................    (11,990)      6,096
   Decrease (increase) in operating assets:
    Receivables.......................................    (10,373)    (23,128)
    Inventories.......................................    (46,540)     (9,883)
    Other current assets..............................      2,507      (3,302)
    Other assets......................................     (9,735)       (162)
   Increase in accounts payable.......................      8,696       4,620
   Increase in accrued liabilities....................      5,095      13,024
                                                         --------     -------
      Net cash provided (used) by operating activities    (26,673)      6,715
                                                         --------     -------
CASH FLOW FROM INVESTING ACTIVITIES:
  Property, plant and equipment expenditure-net.......     (8,990)    (16,427)
  Purchase of subsidiaries............................   (117,976)
  Minority interest...................................                 (1,251)
  Other, net..........................................        737      (1,474)
                                                         --------     -------
      Net cash used in investing activities...........   (126,229)    (19,152)
                                                         --------     -------
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock..............      1,138       2,199
  Purchase of treasury stock..........................     (4,937)     (4,637)
  Purchase (allocation) of ESOP shares - net..........        769      (2,427)
  Decrease in short-term debt and bankers acceptances-net (27,629)      1,286
  Payment of long-term debt...........................   (197,020)       (839)
  Proceeds from issuance of long-term debt............    387,036      24,551
  Dividends paid......................................     (4,982)     (4,943)
                                                         --------     -------
      Net cash provided by financing activities.......    154,375      15,190
                                                         --------     -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH...............     (1,901)       (402)
                                                         --------     -------
NET INCREASE (DECREASE) IN CASH.......................       (428)      2,351
CASH AT BEGINNING OF YEAR.............................      3,899       1,913
                                                         --------     -------
CASH AT END OF PERIOD.................................     $3,471      $4,264
                                                         ========     =======

See notes to consolidated financial statements.

                                   ONEIDA LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Thousands)


1. The statements for the nine months ended October 28, 2000 and October 30, 1999 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results of such periods. The results of operations for the nine months ended October 28, 2000 are not necessarily indicative of the results of operations to be expected for the year ending January 27, 2001. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended in January 2000 and 1999 included in the Company's January 29, 2000 Annual Report to the Securities and Exchange Commission on Form 10-K and the Company's Form 8-K that was filed with the Securities and Exchange Commission on August 9, 2000.

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

3. In the quarter ended October 28, 2000, the Company recorded a previously announced restructuring/unusual charge of $7,000, related primarily to the consolidation of sales, marketing, logistics and administrative functions, along with the realignment of product lines, warehouses and "make versus buy" decisions. The earnings for the nine months ended October 28, 2000 also included the impact of the following special charges; an inventory writedown of $24,000 related to product rationalization as a result of recent acquisitions as well as significant other stock keeping unit reductions, and restructuring costs of $8,000 (principally impairment of assets related to manufacturing tools and other product procurement assets). A $24,000 inventory reserve was established in the second quarter of the current year; to date, $5,100 was written off against this reserve. All assets identified as impaired were written down to their net realizable value in the second quarter. Other restructuring payments made to date were $1,100.

In the nine month period ended October 30, 1999, the Company's financial statements included the impact of the following special charges: $3,000 inventory writedown related to costs associated with exiting certain product lines, restructuring costs of $11,000 (principally termination benefits), asset impairments of $12,000 (principally due to an investment in Italy and exit costs associated with discontinued product lines), unusual charges of $18,300 (relating to expansion into glassware and an unsolicited takeover proposal).
The charge for unusual expenses was increased by $8,500 in the third quarter of 1999. The restructuring and unusual charges were substantially paid out in 1999; approximately $1,500 was paid in the current year. No significant adjustments were required to the original accruals for restructuring and unusual charges.

                                   ONEIDA LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Thousands)

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

The following is a reconciliation of basic earnings per share to diluted earnings per share for the three months ended October 28, 2000 and October 30, 1999:

                            Net     Preferred     Adjusted              Earnings
                           Income    Stock       Net Income    Average      Per
                           (Loss)   Dividends      (Loss)      Shares     Share
--------------------------------------------------------------------------------
[S]                      [C]          [C]        [C]           [C]       [C]
2000:
Basic earnings
 per share..............   $4,106     $(33)        $4,073      16,273      $.25
Effect of stock options.                                           64
Diluted earnings
 per share..............    4,106      (33)         4,073      16,337       .25
--------------------------------------------------------------------------------
1999:
Basic earnings
 per share..............    4,793      (33)         4,760      16,523       .29
Effect of stock options.                                          186
Diluted earnings
 per share..............    4,793      (33)         4,760      16,709       .29
--------------------------------------------------------------------------------

The following is a reconciliation of basic earnings per share to diluted earnings per share for the nine months ended October 28, 2000 and October 30, 1999:

                            Net     Preferred     Adjusted              Earnings
                           Income    Stock       Net Income    Average      Per
                           (Loss)   Dividends      (Loss)      Shares     Share
--------------------------------------------------------------------------------
[S]                      [C]          [C]        [C]           [C]        [C]
2000:
Basic earnings
 per share..............  $(5,244)    $(98)       $(5,342)     16,281     $(.33)
Effect of stock options.                                            0
Diluted earnings
 per share..............   (5,244)     (98)        (5,342)     16,281      (.33)
--------------------------------------------------------------------------------
1999:
Basic earnings
 per share..............   (5,931)     (98)        (6,029)     16,541      (.36)
Effect of stock options.                                            0
Diluted earnings
 per share..............   (5,931)     (98)        (6,029)     16,541      (.36)
--------------------------------------------------------------------------------
In periods where a net loss is presented, the diluted earnings per share have been replaced by the basic calculation as the inclusion of stock options and dividends in the calculation would have an anti-dilutive effect on EPS.

                                   ONEIDA LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Thousands)


5. Included in the long-term debt caption on the balance sheet are various senior notes. The note agreements relating thereto contain provisions which restrict borrowings, business investments, acquisition of the Company's stock and payment of cash dividends. At October 28, 2000, the maximum amount available for payment of dividends was $8,150.

6. Acquisitions
On May 23, 2000, the Company signed a definitive agreement to purchase substantially all of the net assets of Sakura, Inc. for approximately $40,000 in cash. Sakura, Inc., a privately held company based in New York City, is a leading marketer of consumer dinnerware. The closing took place on June 30, 2000, hence the balance sheet reflects this acquisition and four months of their operations and cash flows are included in the Consolidated Statement of Operations and Consolidated Statement of Cash Flows for Oneida's nine month period ended October 28, 2000.

Oneida also completed its acquisition of Viners of Sheffield Limited during the second quarter of 2000. On May 23, 2000 the Company announced that its subsidiary, Oneida U.K. Limited, had signed a definitive agreement to purchase all of the stock of Viners of Sheffield Limited, a privately held company, for approximately $25,000 in cash. London based Viners is a long established marketer of flatware and cookware in the United Kingdom. This closing took place on June 13, 2000, hence the balance sheet reflects this acquisition and three and one half months of their operations and cash flows are included in the Consolidated Statement of Operations and Consolidated Statement of Cash Flows for Oneida's nine month period ended October 28, 2000.

Oneida completed its acquisition of Delco International Ltd. (including its wholly owned subsidiary, Delco Tableware International, Inc. and its ABCO International division) on August 9, 2000 for approximately $60,000 in cash. Delco International, headquartered in Long Island, N.Y., is a leading marketer of tableware products for the foodservice industry. The balance sheet reflects this acquisition and approximately three months of their operations and cash flows are included in the consolidated Statement of operations and Consolidated Statement of Cash Flows for our nine month period ended October 28, 2000.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    Quarter ended October 28, 2000 compared with
                         the quarter ended October 30, 1999
                                 (In Thousands)
Operations
Net Sales by Product Line:
                         --- Three Months Ended--    ----Nine Months Ended----
                           2000     1999   %Change    2000      1999    %Change
                         -------   -------  -----    --------  -------- -------
[S]                      [C]       [C]      [C]      [C]       [C]       [C]
Metal products.......   $ 99,200   $93,200   6.4     $243,600  $247,400  (1.5)
Dinnerware Products..     41,700    28,100  48.4       99,700    78,900  26.4
Glass products.......      9,300     9,600  (3.1)      25,600    25,600   -
Other Products.......      1,751     3,615 (51.6)       5,262    12,728 (58.7)
                        --------  --------  ----     --------  --------  ----
  Total...............  $151,951  $134,515  13.0     $374,162  $364,628   2.6
                        ========  ========  ====     ========  ========  ====
Operating Expenses-
 Recurring............  $ 37,587  $ 32,914  14.2     $ 98,613  $ 97,595   1.0
                        ========  ========  ====     ========  ========  ====

Quarterly Review
Consolidated net sales for the quarter ended October 28, 2000 increased $17,436 over the same period a year ago. The increase in metal products is attributable to the acquisition of the Viners and Delco flatware lines in 2000. This was partially offset by continued softness in consumer metal tableware sales. Dinnerware sales continued to increase over prior year levels due to foodservice growth and the addition of the Sakura line late in the previous quarter, while glass sales were flat.

Gross margin as a percentage of net sales was 35.3% in the third quarter of 2000 as compared to 38.5% for the same period of 1999. The decrease in ongoing gross margin this quarter is related to product mix, primarily as a result of lower consumer sales.

Total recurring operating expenses increased by $4,673 from the same quarter last year. Exclusive of the operations of the three newly acquired subsidiaries, operating expenses actually decreased slightly from 1999 levels. During the current quarter, the Company recorded restructuring and unusual charges totalling $7,007. The majority of these charges were non-cash in nature and were accrued as part of the Company's ongoing efforts to streamline functions and reduce costs. As part of this process, the Company plans to reduce worldwide employment levels by 8-10% by the end of fiscal 2001. In the quarter ended October 30, 1999, the Company recorded an additional charge of $8,500 for unusual expenses. These costs are related to litigation expenses and other costs incurred to overcome market barriers in the foodservice glassware market.

Interest expense, prior to capitalized interest, was $7,395 for the quarter ended October 28, 2000, an increase of $4,240 from the third quarter of 1999. This increase is due to higher average borrowings and interest rates incurred in the third quarter of 2000. The increase in debt levels was used to fund the Company's recent acquisitions and for working capital needs.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                Nine Months ended October 28, 2000 compared with
                     the Nine Months ended October 30, 1999
                                 (In Thousands)
Nine-Month Review
Operations
Consolidated net sales for the nine months ended October 28, 2000 increased $9,534 over the same period a year ago due to the contributions of the companies acquired in the second and third quarters. Sales of metal products have declined due to lagging consumer tableware sales throughout 2000. Sales of dinnerware products (both manufactured and procured) grew over 1999 levels due to the addition of the Sakura china consumer product line in the second quarter and continued growth in sales of foodservice dinnerware. The decrease in sales of other products is primarily due to the discontinuance of a product line in 1999.

Gross margin, prior to restructuring, as a percentage of net sales, was 36.7% in the first nine months of 2000 as compared to 39.7% for the same period of 1999. The decrease in ongoing gross margin this year is related to changes in product mix. The Company recorded restructuring charges related to discontinued inventory items in both the current and prior years. In the current year, a $24,000 inventory writedown was expensed. This relates to inventory reductions that will be necessitated by the Company's recent acquisitions, as well as an initiative undertaken to reduce stock keeping units. To date, $5,100 has been charged off against this reserve. In 1999, the Company recorded a $3,000 inventory charge related to the disposal of inventory of discontinued product lines. This disposal was completed in 1999.

Total recurring operating expenses increased by $1,018, or 1.0% from the same period last year. As a percentage of sales, these expenses were 26.5% in the current period versus 26.8% in the same period of 1999. During the current year, the Company recorded restructuring and unusual charges of $15,000 related to its recent acquisitions and a program to reduce stock keeping units. The majority of these charges were non-cash in nature and reduced certain impaired assets (principally manufacturing tools and product procurement assets) to net realizable value and provided for anticipated costs related to reducing worldwide employment by 8-10% over the next year. In the nine month period ended October 30, 1999, the Company's financial statements also included the impact of the following special charges: restructuring costs of $11,000 (principally termination benefits), asset impairments of $12,000 (principally due to an investment in Italy and exit costs associated with discontinued product lines), and unusual charges of $18,300 (relating to expansion into glassware and an unsolicited takeover proposal). The restructuring and unusual charges were substantially paid out in 1999. No adjustments were required to the original accruals for restructuring and unusual charges.

Interest expense, prior to capitalized interest, was $14,820 for the nine months ended October 28, 2000, an increase of $5,870 from the same period of 1999.
This increase is due to higher average borrowings and interest rates incurred in the first nine months of 2000. Debt levels have increased to fund the Company's recent acquisitions, as well as for working capital needs.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                Nine Months Ended October 28, 2000 compared with
                     the Nine Months ended October 30, 1999
                                 (In Thousands)

Liquidity & Financial Resources
During the nine months ended October 28, 2000, the Company completed its purchases of Delco International, Ltd., Sakura, Inc. and Viners of Sheffield, Limited. (See Note 6 of Notes to Consolidated Financial Statements). These transactions resulted in net cash outlays of approximately $118,000 during the nine months ended October 28, 2000.

During the first nine months of this year, the Company spent approximately $9,900 on capital projects focused primarily on its distribution and manufacturing facilities. The Company completed construction of a new 206,000 square foot warehouse at its main facility in Sherrill, NY. This project cost approximately $10,000. By consolidating Northeast distribution in this one facility, the Company expects to both lower costs and strengthen customer service. Capital spending for the remainder of 2000 is anticipated to be approximately $2,000.

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

Year to date, $4,900 was spent on purchasing common stock as treasury stock. Management believes there is sufficient liquidity to support the Company's ongoing funding requirements from future operations as well as the availability of bank lines of credit. Working capital was $221,523 as of October 28, 2000.

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

                                OCTOBER 28, 2000

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                        ONEIDA LTD
                                                        (Registrant)


Date:   December 12, 2000






                                                        Gregg R. Denny
                                                        Chief Financial Officer