Form 10-K405
period 2001-01-27
ONEIDA LTD
filed 2001-04-27
CIK 74585

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the fiscal year ended January 27, 2001         Commission File Number 1-5452

                                   ONEIDA LTD.
                             163-181 KENWOOD AVENUE
                           ONEIDA, NEW YORK 13421-2899
                                 (315) 361-3636

        NEW YORK                                         15-0405700
(State of Incorporation)                    (I.R.S. Employer Identification No.)

           Securities registered pursuant to Section 12(b) of the Act:

                                                            Name of exchange
             Title of Class                               on which registered
             --------------                               -------------------
Common Stock, par value $1.00 per share                  New York Stock Exchange
with attached Preferred Stock purchase rights

           Securities registered pursuant to Section 12(g) of the Act:

             6% Cumulative Preferred Stock, par value $25 per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on a closing price of $16.65 per share as reported on the New York Stock Exchange Composite Index on April 16, 2001 was $263,973,812.

The number of shares of Common Stock ($1.00 par value) outstanding as of April 16, 2001, was 16,465,578.

                       Documents Incorporated by Reference

1. Portions of Oneida Ltd.'s Annual Report to Stockholders for the fiscal year ended January 27, 2001 (Parts I and II of Form 10-K).
2. Portions of Oneida Ltd.'s Definitive Proxy Statement dated April 24, 2001 (Part III of Form 10-K).
================================================================================
            Page 0 of 17. See list of Exhibits on pages 11-13.

                                     PART I

ITEM 1. BUSINESS.

a.   General.

The Company (unless otherwise indicated by the context, the term "Company" means Oneida Ltd. and its consolidated subsidiaries) was incorporated in New York in 1880 under the name Oneida Community, Limited. In 1935, the Company's name was changed to Oneida Ltd. It maintains its executive offices in Oneida, New York.

Since its inception, the Company has manufactured and marketed tableware - initially silverplated and later sterling and stainless steel products. By acquiring subsidiaries, entering into strategic distributorship arrangements and expanding its own tableware lines, the Company has diversified into the manufacture and distribution of commercial and retail china dinnerware and the distribution of other tableware, kitchenware and gift items, most notably crystal and glass stemware, barware and giftware.

b.   Industry Segments.

The Company's operations and assets are in one principal industry: tableware products. The Company's principal industry segments are grouped around the manufacture and distribution of three major product categories: metalware, dinnerware and glassware. The Company also distributes a variety of other tabletop accessories, kitchen utensils and giftware.

Information regarding the Company's operations by industry segment for the years ended January 27, 2001, January 29, 2000 and January 30, 1999 is set forth on pages 27 through 28 of the Company's Annual Report to Stockholders for the year ended January 27, 2001, parts of which are incorporated herein by reference.

c.   Narrative Description of Business.

Principal Products.

     Metalware:
Metalware is comprised of stainless steel, silverplated and sterling silver flatware (forks, knives, spoons and serving pieces), stainless steel and silverplated holloware (bowls, trays, and tea and coffee sets), cutlery and cookware.

The principal source of the Company's flatware is the Company's Sherrill, New York manufacturing facility. In addition, the Company also utilizes the facilities of Oneida Mexicana, S.A., its wholly owned subsidiary located in Toluca, Mexico, to manufacture flatware patterns that are not produced in Sherrill, New York. The Company also imports flatware and cutlery from several international sources.

The Company, through its Oneida International, Inc. subsidiary, manufactures stainless steel holloware in Shanghai, China. The Company also imports stainless steel and silverplated holloware products from several international sources.

The Company imports its aluminum and stainless steel cookware from several international sources.

     Dinnerware:
Dinnerware includes domestic and imported china, porcelain and stoneware plates, bowls, cups, mugs and a variety of serving pieces.

In June 2000 the Company acquired substantially all of the assets of Sakura, Inc., a leading marketer of consumer dinnerware and accessories. In business for over 40 years, Sakura's focus is on ceramic, porcelain and melamine dinnerware and accessories. Sakura's products carry both proprietary designs and designs licensed from a wide spectrum of leading artists and designers, including Debbie Mumm, Claire Murray and Warren Kimble. The Company imports its consumer dinnerware from several international sources.

Buffalo China, Inc. is a leading manufacturer of vitreous china for the foodservice industry. Buffalo China also operates a subsidiary, Ceramica de Juarez, S.A. de C.V., located in Juarez, Mexico. Ceramica de Juarez produces holloware and other specialty china pieces that are not manufactured in Buffalo, including fully finished items and bisque china which is then finished in Buffalo. THC Systems, Inc., another of the Company's subsidiaries, is a leading importer and marketer of vitreous china and porcelain dinnerware for the foodservice industry. THC does business under the REGO tradename.

The Company is also the exclusive distributor of certain china dinnerware products manufactured by Schonwald and Noritake Co., Inc. for the United States foodservice and institutional markets.

     Glassware:
The Company's Glassware segment includes glass and crystal stemware, barware, serveware, giftware and decorative pieces.

In September 1997, the Company became the exclusive distributor of Schott Zwiesel crystal products in the foodservice and consumer markets of the United States, Mexico and the Caribbean. In 1999, this distribution relationship was extended to include the foodservice and consumer markets of Australia, New Zealand and Central and South America. In 2000, the foodservice and consumer markets of the United Kingdom were added as well. Schott Zwiesel is a German manufacturer of fine crystal stemware, barware and giftware. The Company markets Schott Zwiesel's crystal products under both the Schott Zwiesel and Oneida names. In combination with this exclusive distributorship, the Company purchased a 25.1% ownership interest in Schott Zwiesel Glaswerke, AG, the German corporation responsible for the production of Schott Zwiesel crystal tableware products.

In February 1999, the Company became the exclusive distributor of the crystal products manufactured by Cristalleria Artistica La Piana, SpA, also known as CALP, for the consumer and foodservice markets in the United States. CALP is an Italian manufacturer of fine 24% lead crystal stemware, giftware and decorative pieces. The Company will continue to market CALP's crystal products under CALP's trademarks of RCR, CAPRI, DA VINCI, PRIMA VERA and CRISTALLO, as well as under the Oneida name.

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

The Company has and will continue to import other glass and crystal stemware, barware, serveware, giftware and decorative pieces from several international sources.

     Other Tabletop Accessories:
The Company, in recent years, expanded its product offerings beyond its main metalware, dinnerware and glassware segments. These other products include ceramic and plastic serveware, kitchen and table linens, picture frames and decorative pieces distributed primarily by the Company's Encore Promotions and Kenwood Silver subsidiaries.

The percentages of metalware, dinnerware, glassware and other tabletop accessories sales to total consolidated sales for the fiscal years, which end in January, are as follows:

                                         2001              2000             1999
                                         ----              ----             ----
Metalware:                               66%                68%             73%
Dinnerware:                              25%                21%             20%
Glassware:                                8%                 8%              4%
Other Tabletop Accessories:               1%                 3%              3%

Principal Markets.

     Consumer:
Consumer marketing focuses on individual consumers, and the Company's wide-ranging consumer marketing activities include both retail and direct operations. The Company's retail accounts include national and regional department store chains, mass merchandise and discount chains, specialty shops and local establishments. The Company's direct accounts serve business customers in the premium, incentive, mail order and direct selling markets. The Company also reaches consumers with its Kenwood Silver Company, Inc. and Encore Promotions, Inc. subsidiaries, both of which play a significant role in the marketing of the Company's products. Kenwood Silver Company, Inc. operates a chain of 62 Oneida factory outlet stores in resort and destination shopping areas across the United States, while Encore Promotions, Inc. runs supermarket redemption programs featuring a variety of tableware and household items. The Company also markets its products via its web site, www.oneida.com.

Most consumer orders are filled directly by the Company from its primary distribution center located in Sherrill, New York. For some accounts, however, orders are fulfilled by one of the Company's two other distribution centers which are located in Ontario, California and Nashville, Tennessee.

     Foodservice:
The Company serves foodservice and institutional accounts of all kinds, including restaurants, hotels, resorts, convention centers, food distributors, airlines, cruise lines, hospitals and educational institutions.

In August 2000, the Company acquired all outstanding shares of Delco International, Ltd., a leading marketer of foodservice tableware products for more than 60 years. Delco's mass-market customer base includes distributors, restaurant and hotel chains and institutional accounts, while Delco's ABCO division is the tableware source for over 50 airlines worldwide.

While most foodservice orders are filled directly by the Company from its primary distribution centers in Sherrill and Buffalo, New York, some orders are filled by the Company's other distribution centers which are located in Ontario, California and Nashville, Tennessee. The Company also utilizes third party warehouses located in Long Beach, California; Miami, Florida; Charlotte, North Carolina; and Fond du Lac, Wisconsin to service certain foodservice customers.

     International:
International activities span both the consumer and foodservice markets described above, and include the marketing and sale of the Company's domestically manufactured and internationally sourced products throughout the world.

All sales and marketing functions in the Canadian market are served by the Company's Oneida Canada, Limited subsidiary while all sales and marketing functions in the Mexican and Central American markets are served by the Company's Oneida, S.A. de C.V. subsidiary.

In July 2000, the Company's newly created English subsidiary, Oneida U.K. Limited, acquired all outstanding shares of London-based Viners of Sheffield Limited. Oneida U.K. Limited and Viners of Sheffield Limited, the leading marketer of consumer flatware and cookware in the U.K., currently serve the Company's European markets.

The Company owns approximately 97% of Oneida International, Inc., a corporation formed to market tabletop products of Italian design, some of which are manufactured in Italy while others are manufactured in Shanghai, China or sourced internationally. Oneida International, Inc. develops and markets these and other of the Company's products in the international foodservice market through its subsidiary, Oneida Italy, S.r.l.

The Australian and New Zealand markets are served by the Company's subsidiary, Oneida Australia, Pty Ltd. In addition to marketing the Company's existing products, Oneida Australia Pty Ltd. continues the businesses of two 1998 acquisitions, Stanley Rogers & Son, a leading importer and marketer of stainless steel and silverplated flatware to retail customers in Australia and New Zealand, and Westminster China, a leading importer and marketer of porcelain dinnerware to the foodservice industry in Australia and New Zealand. The remainder of the Company's Asian and Pacific markets are served by Oneida Tableware Trading Co., Ltd., a Chinese corporation formed in 1999 as a subsidiary of Oneida International, Inc.

In addition to the foregoing, the Company also uses a network of independent representatives and distributors to market and sell the Company's products in countries where the Company does not have offices or employees of its own.

International orders for both foodservice and consumer products are filled by the Company from a variety of locations, including the Company's United States distribution centers in Sherrill, New York and Nashville, Tennessee, as well as the Company's international facilities in Toluca, Mexico; Bangor, Northern Ireland; Melbourne, Australia; and Vercelli, Italy. In addition, many orders are shipped directly from the suppliers to the Company's international customers.

Raw Materials.
The principal raw materials used by the Company in its manufacture of metalware are stainless steel, brass, silver and gold. For china, they are various clays, flint, aluminum oxide and glass frite. These materials are purchased in the open market to meet current requirements and have historically been available in adequate supply from multiple sources. The Company experienced no significant or unusual problems in the purchase of raw materials during 2000. Although the Company has successfully met its raw materials requirements in the past, there may in the future be temporary shortages or sharp increases in the prices of raw materials due to a number of factors such as transportation disruptions or production or processing delays. For example, the price of nickel, one of the components of stainless steel, a principal ingredient of the Company's metalware products, has been volatile since late 1999. In addition, 2000 saw sharp increases in the prices of oil, gasoline and natural gas, all essential to the Company's manufacturing and distribution operations, as well as sharp increases in the prices of the stainless steel used in the manufacture of the Company's domestic flatware. While it is impossible to predict the timing or impact of future shortages and price increases, such shortages and increases have not in the past had any material adverse effects on the Company's operations.

Intellectual Property.
The Company owns and maintains many design patents in the United States and Canada. These patents, along with numerous copyrights, protect the Company's product designs and decorations. In addition, the Company has registered its most significant trademarks in the United States and many foreign countries. The consumer, foodservice and international operations use a number of trademarks and trade names which are advertised and promoted extensively including ONEIDA, ABCO, BUFFALO CHINA, COMMUNITY, DELCO, HEIRLOOM, LTD, NORTHLAND, REGO, ROGERS, SAKURA, SANT'ANDREA and VINERS OF SHEFFIELD. Taken as a whole, the Company's intellectual property, especially the market recognition associated with the ONEIDA name, is a material, although intangible, corporate asset.

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

Seasonality of Business.
Although consumer operations normally do a greater volume of business during October, November and December primarily because of holiday-related orders for metalware, dinnerware and glassware products, our businesses are not considered seasonal.

Customer Dependence.
No material part of the Company's business is dependent upon a single customer, the loss of which would have a materially adverse effect. Sufficient inventories of metalware, dinnerware, glassware and other products are maintained by the Company to respond promptly to orders.

Backlog Orders.
Tableware operations had order backlogs of $34,365,000 as of March 23, 2001 and $31,729,700 as of March 22, 2000. This backlog is expected to be filled during the current fiscal year, principally in the first quarter. The amount of backlog is reasonable for the tableware industry.

Market Conditions and Competition.
The Company is the only domestic manufacturer of a complete line of stainless steel, silverplated and sterling flatware. The Company believes that it is the largest producer of stainless steel and silverplated flatware in the world. The Company's dinnerware, holloware and crystal and glass lines, along with its flatware lines, make the Company a truly complete tableware supplier. The Company faces competition from several domestic companies that market both imported and domestically manufactured lines and from hundreds of importers engaged exclusively in marketing foreign-made tableware products. In recent years there is also competition from department and specialty stores and foodservice establishments that import foreign-made tableware products under their own private labels for their sale or use. The Company strives to maintain its market position through product diversity, design innovation, and brand strength, especially among consumers.

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

The principal factors affecting international competition are brand recognition, design and quality. Other factors affecting the Company's participation in the international market include competition with local suppliers and high import duties, both of which increase the Company's costs relative to local producers.

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

Employment.
The Company and its subsidiaries employed approximately 3,200 employees in domestic operations and 1,370 employees in foreign operations as of March 1, 2001. The Company maintains positive relations with its domestic and foreign employees. With the exception of its Buffalo China, Inc. subsidiary, the Company's facilities are not unionized. The employees of Buffalo China Inc.'s manufacturing facility in Buffalo, New York are represented by the Glass, Molders, Pottery, Plastics & Allied Workers International Union AFL-CIO, CLC and its local union No. 76A. The current collective bargaining agreement between Buffalo China, Inc. and the Glass, Molders, Pottery, Plastics & Allied Workers International Union AFL-CIO, CLC and its local union No. 76A expires on July 31, 2002. The Company has experienced no work stoppages or strikes in the past five years.

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


ITEM 2. PROPERTIES.

The principal properties of the Company and its subsidiaries are situated at the following locations and have the following characteristics:

                                                                             Approximate Square Footage
                                                                             --------------------------
Ontario, California          Warehouse                                               206,000

Buffalo, New York            Manufacturing China                                     257,000

Buffalo, New York            Offices, Warehouse and China Decorating Facility        203,000

Buffalo, New York            Offices and Warehouse                                    82,000

Oneida, New York             Executive Administrative Offices                         95,000

Sherrill, New York           Manufacturing Stainless Steel, Silverplated
                             and Sterling Flatware                                 1,082,000

Sherrill, New York           Offices and Warehouse                                   206,000

Sherrill, New York           Manufacturing Knives                                    135,000

                                                                             Approximate Square Footage
                                                                             --------------------------
Nashville, Tennessee         Warehouse                                               293,000

Melbourne, Australia         Offices, Warehouse and China Decorating and
                             Silver Plating Facility                                  60,000

Niagara Falls, Ontario,      Offices and Warehouse                                   120,000
Canada

Shanghai, China              Manufacturing Foodservice Holloware                      55,000

London, England              Offices and Warehouse                                    30,000

Bangor, N. Ireland           Offices and Warehouse                                    32,000

Vercelli, Italy              Offices, Warehouse and Manufacturing
                             Stainless Steel Holloware                                84,000

Juarez, Mexico               Manufacturing China                                      65,000

Toluca, Mexico               Manufacturing Stainless Steel Flatware                   75,000

All of these buildings are owned by the Company with the following exceptions:


         o Ownership of the 206,000 square foot Sherrill, New York warehouse and office property was transferred to the Oneida County Industrial Agency on February 25, 2000 in exchange for various tax concessions from the county. The property will remain in the ownership of the Oneida County Industrial Development Agency for a term of fifteen years, upon the expiration of which the property will be conveyed back to the Company.

         o Ownership of the 203,000 square foot Buffalo, New York office, warehouse and decorating property was transferred to the Erie County Industrial Agency on February 29, 2000 in exchange for various tax concessions from the county. The property will remain in the ownership of the Erie County Industrial Development Agency for a term of fifteen years, upon the expiration of which the property will be conveyed back to Buffalo China.

         o The offices and warehouses in Ontario, California; Nashville, Tennessee; Melbourne, Australia; Bangor, Northern Ireland; and London, England are leased.

In addition to the land primarily associated with its manufacturing operations, the Company owns approximately 600 additional acres in the cities of Sherrill and Oneida and the town of Vernon, New York.

The Company leases sales offices and/or showrooms in New York City; Melville and Malta, New York; and Atlanta. The Company also leases retail outlet space in numerous locations throughout the United States through its subsidiary, Kenwood Silver Company, Inc., and in several locations in the United Kingdom through its subsidiary, Oneida U.K. Limited.

All of the Company's buildings are located on sufficient property to accommodate any further expansion or development planned over the next five years. The properties are served adequately by transportation facilities, are well maintained and are adequate for the purposes for which they are intended and used.

ITEM 3. LEGAL PROCEEDINGS.

On December 8, 1998, the Oneida Indian Nation of New York, the Oneida Tribe of Indians of Wisconsin and the Oneida of the Thames, as Plaintiffs, along with The United States of America, as Intervenor, moved to amend their Complaint filed on May 3, 1974 in the United States District Court for the Northern District of New York against the Counties of Madison and Oneida, New York. The Amended Complaint sought to add the State of New York, New York State Thruway Authority, Utica-Rome Motorsports, Inc., Niagara Mohawk Power Corporation and the Oneida Valley National Bank, individually and as representatives of the class of similarly situated private landowners in Madison and Oneida Counties. The Complaint alleges that during the nineteenth century the Oneidas' lands were improperly transferred. The Oneidas' seek title to the property as well as monetary damages. The Company's headquarters and main manufacturing and distribution facilities are located within this land claim area. On September 25, 2000 the Judge ruled that the private landowners, including the Company, could not be added as Defendants in this action.

In addition to the foregoing, the Company is involved in various routine legal proceedings incidental to the operation of its business. Other than as discussed herein, the Company's Management does not believe there is any ongoing or pending litigation with a possible material effect on the financial position of the Company.


ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF STOCKHOLDERS.

None.

                                     PART II

Information required to be furnished under Items 5 through 9 of this Part is set forth in, and incorporated by reference to, the Company's Annual Report to Stockholders for the year ended January 27, 2001, at the respective pages indicated.


ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
        MATTERS.

Page 33 of the Company's Annual Report.


ITEM 6. SELECTED FINANCIAL DATA.

Page 34 of the Company's Annual Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Pages 30 through 33 of the Company's Annual Report.


ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

Pages 15 through 34 of the Company's Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Pages 15 through 34 of the Company's Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                    PART III

Information required to be furnished under Items 10 through 13 of this Part is set forth in, and incorporated by reference to, the Company's definitive Proxy Statement dated April 24, 2001 (File 1-5452), at the respective pages indicated.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Pages 2 through 5 of the Company's definitive Proxy Statement.

Executive Officers of the Registrant
As of April 16, 2001, the persons named below are the executive officers of the Company and all have been elected to serve in the capacities indicated at the pleasure of the Oneida Ltd. Board of Directors. No family relationships exist among any of the executive officers named, nor is there any arrangement or understanding pursuant to which any person was selected as an officer.

Name, Age and Positions with Company            Principal Business Affiliations During Past Five Years
----------------------------------------------- ---------------------------------------------------------------------
Allan H. Conseur, 52                            Mr. Conseur was elected  Executive  Vice President in 1999. He also
 Executive Vice President                       has held the positions of President, THC Systems, Inc. since 1996 and President, Oneida International, Inc. since 1998. He joined the
                                                Company in 1996.

Harold J. DeBarr, 56                            Mr. DeBarr was elected Corporate Senior Vice President in 1999. He
 Corporate Senior Vice President,               had been Senior Vice President, Manufacturing and Engineering
 Manufacturing and Engineering                  since 1996 and Vice President, Manufacturing since 1993.

Gregg R. Denny, 44                              Mr. Denny was elected Chief Financial Officer in June 2000. He had
  Chief Financial Officer                       been  Vice  President of  Purchasing since April 2000, Managing
                                                Director of Oneida's Australian operation since 1998 and Director of
                                                Purchasing since 1996.

Thomas A. Fetzner, 53                           Mr. Fetzner has been Vice President and Corporate Controller for
  Vice President and Corporate Controller       more than the past five years.

J. Peter Fobare, 51                             Mr. Fobare assumed responsibility for the Consumer Direct Division
  Senior Vice President and General             in 1999. He had been Senior Vice President and General Manager of
  Manager, Consumer Retail and Direct           the Consumer Retail Division for more than five years prior to 1999.
  Divisions and a Director

Name, Age and Positions with Company            Principal Business Affiliations During Past Five Years
----------------------------------------------- ---------------------------------------------------------------------
Oliver B. Hasler, 37                            Mr. Hasler was elected Senior Vice President and Managing  Director,
  Senior Vice President and Managing            International Division in 2000. He had been  Managing Director of
  Director, International Division              Oneida's Latin American operation since 1998 and General Manager of
                                                Oneida Mexicana since 1995.

Robert J. Houle, 59                             Mr. Houle was elected Corporate Vice President in 1999. He had been
  Corporate Vice President, Human               Vice President, Human Resources and Manufacturing Administration
  Resources                                     since 1995.

James E. Joseph, 40                             Mr. Joseph was elected Senior Vice President and General Manager,
 Senior Vice President and General              Foodservice Division in  August 2000. He had been Senior Vice
 Manager, Foodservice Division                  President, International Division since March 2000, Vice President and Managing Director of Oneida's European, African and Asian
                                                operations since 1998 and Managing Director of Oneida's Latin
                                                American operation since 1994.

Peter J. Kallet, 54                             Mr. Kallet was elected Chairman in 2000. He has been Chief
  Chairman of the Board, President and          Executive Officer since 1998 and President and Chief Operating
  Chief Executive Officer and a Director        Officer since 1996. He had been Senior Vice President and General
                                                Manager of the Company's Foodservice Division for more than five years prior to 1996.

Robert Lupica,  39                              Mr. Lupica was elected Corporate Senior Vice President in 1999. He
  Corporate Senior Vice President               has been General Manager of the Company's Buffalo China, Inc.
                                                subsidiary since 1996. Mr. Lupica joined the Company in 1996.

Matthew J. Smith,  49                           Mr. Smith was elected Corporate Senior Vice President in 1999. He
  Corporate Senior Vice President,              had been Senior Vice President since 1998 and Vice President since
  Information Systems and Logistics             1992.

Catherine H. Suttmeier, 44                      Ms. Suttmeier was elected Corporate Vice President in 1999. She has
  Corporate Vice President, General             been Vice President, Secretary and General Counsel for more than
  Counsel and Secretary and a Director          five years prior to 1999.


ITEM 11. EXECUTIVE COMPENSATION.

Pages 6 through 10 of the Company's definitive Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Pages 1, 2, 6 and 7 of the Company's definitive Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Pages 1 through 5 of the Company's definitive Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

(a) 1. Financial statements incorporated by reference from the Company's 2001 Annual Report to Stockholders and filed as part of this Report:

               Consolidated Statements of Operations for the fiscal years ended 2001, 2000 and 1999 (page 15 of the Company's Annual Report).

               Consolidated Balance Sheets for the fiscal years ended 2001 and 2000 (page 16 of the Company's Annual Report).

               Consolidated Statements of Changes in Stockholders' Equity for the fiscal years ended 2001, 2000 and 1999 (page 17 of the Company's Annual Report).

               Consolidated Statements of Cash Flows for the fiscal years ended 2001, 2000 and 1999 (page 18 of the Company's Annual Report).

               Notes to Consolidated Financial Statements (pages 19 through 28 of the Company's Annual Report).

               Independent Auditor's Report (page 29 of the Company's Annual Report).

         2.  Financial Statement Schedule:

               Schedule II, Valuation and Qualifying Accounts, for fiscal years ended 2001, 2000 and 1999 (page 17 of this Report).

               Report of Independent Accountants on Financial Statement Schedule (page 16 of this Report).

All other schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements submitted.

         3.  Exhibits:

                (3)(i) The Company's Restated Articles of Incorporation, as amended, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 29, 2000.

                  (ii) The Company's By-Laws, as amended and restated, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 29, 2000.

             (4)(a)(i) Amended and Restated Note Agreement dated as of January 1, 1992, between Oneida Ltd., Allstate Life Insurance Company and Pacific Life Insurance Company.

                  (ii) Amended and Restated Note Agreement dated as of November 15, 1996, between Oneida Ltd., THC Systems, Inc., Allstate Life Insurance Company, Allstate Insurance Company and Pacific Life Insurance Company.

                 (iii) Amended and Restated Loan Agreement dated as of June 2, 2000 between Oneida Ltd. and Alliance Bank, N.A.

                  (iv) Credit Agreement dated as of June 2, 2000, between Oneida Ltd., The Chase Manhattan Bank and the various lenders named in the Agreement.

                   (v) First Waiver to Amended and Restated Note Agreement Dated January 1, 1992, between Oneida Ltd., Allstate Life Insurance Company and Pacific Life Insurance Company. The First Waiver is dated September 11, 2000.

                  (vi) First Waiver to Amended and Restated Note Agreement Dated November 15, 1996, between Oneida Ltd., THC Systems, Inc., Allstate Life Insurance Company, Allstate Insurance Company and Pacific Life Insurance Company. The First Waiver is dated September 11, 2000.

                 (vii) Waiver and Amendment No. 1 to Credit Agreement dated as of June 2, 2000, between Oneida Ltd., The Chase Manhattan Bank and the various lenders named in the Agreement. The Waiver and Amendment No. 1 is dated September 12, 2000.

                (viii) First Amendment to Amended and Restated Note Agreement Dated as of January 1, 1992, between Oneida Ltd., Allstate Life Insurance Company and Pacific Life Insurance Company. The First amendment is dated October 24, 2000.

                  (ix) First Amendment to Amended and Restated Note Agreement Dated November 15, 1996, between Oneida Ltd., THC Systems, Inc., Allstate Life Insurance Company, Allstate Insurance Company and Pacific Life Insurance Company. The First Amendment is dated October 24 , 2000.

                   (x) Second Amendment and Waiver to Amended and Restated Note Agreement Dated January 1, 1992, between Oneida Ltd., Allstate Life Insurance Company and Pacific Life Insurance Company. The Second Amendment and Waiver is dated February 23, 2001.

                  (xi) Second Amendment and Waiver to Amended and Restated Note Agreement Dated November 15, 1996, between Oneida Ltd., THC Systems, Inc., Allstate Life Insurance Company, Allstate Insurance Company and Pacific Life Insurance Company. The Second Amendment and Waiver is dated February 23, 2001.

                 (xii) Waiver and Amendment No. 2 to Credit Agreement dated as of June 2, 2000, between Oneida Ltd., The Chase Manhattan Bank and the various lenders named in the Agreement. The Waiver and Amendment No. 2 is dated February 23, 2001.

                (xiii) Waiver to Loan Agreement dated June 2, 2000 between Oneida Ltd. and Alliance Bank, N.A. The Waiver is dated February 23, 2001.

                   (b) Amended and Restated Rights Agreement adopted by the Board of Directors on October 27, 1999 and dated December 3, 1999, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 29, 2000.

            (10)(a)(i) Employment Agreement with one executive employee of the Company dated March 12, 1999, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 29, 2000.

                  (ii) Employment Agreements with 11 executive employees of the Company dated November 15, 1999, which are incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 29, 2000.

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

                   (e) Oneida Ltd. Employee Security Plan adopted by the Board of Directors on July 26, 1989, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 29, 2000.

                   (f) Amended and Restated Oneida Ltd. Restricted Stock Award Plan adopted by the Board of Directors on March 29, 2000 and approved by the stockholders on May 31, 2000.

                   (g) Amended and Restated Oneida Ltd. Deferred Compensation Plan for Key Employees adopted by the Board of Directors on October 27, 1999 and effective November 1, 1999, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 29, 2000.

                   (h) Oneida Ltd. Restoration Plan adopted by the Board of Directors on February 28, 2000, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 29, 2000.

                   (i) Oneida Ltd. 2000 Non-Employee Directors' Equity Plan adopted by the Board of Directors on March 29, 2000 and approved by the stockholders on May 31, 2000.

                   (j) Asset Purchase Agreement, dated May 23, 2000 among Oneida Community China, Inc., Oneida Ltd., Sakura, Inc., Glenn Simon and Nick Nishiwaki. Amendment No. 1 to Asset Purchase Agreement, dated June 1, 2000, among Oneida Community China, Inc., Oneida Ltd., Sakura, Inc., Glenn Simon and Nick Nishiwaki.

                   (k) Share Purchase Agreement, dated May 30, 2000, among Oneida U.K. Limited, Oneida Ltd., Ian Isaac Melvyn Novak and Leon Beverly Novak.

                   (l) Stock Purchase Agreement, dated as of May 30, 2000, among Oneida Ltd., Delco International Ltd., Perry Delman, Robert Delman, Peter Kranes, Michael Sehlmeyer and Dennis Kanfer, which is incorporated by reference to Oneida Ltd.'s Current Report on Form 8-K dated August 24, 2000. Amendment to Stock Purchase Agreement, dated as of August 9, 2000, among Oneida Ltd., Delco International Ltd., Perry Delman, Robert Delman, Peter Kranes, Michael Sehlmeyer and Dennis Kanfer, which is incorporated by reference to Oneida Ltd.'s Current Report on Form 8-K dated August 24, 2000.

               (13) Portions of the Oneida Ltd. Annual Report to Stockholders for the fiscal year ended January 27, 2001, which have been incorporated by reference in this Form 10-K.

               (21)        Subsidiaries of the Registrant.

(b) During the quarter ended January 27, 2001 no Reports on Form 8-K were filed by the Registrant.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ONEIDA  LTD.

                                         By:  /s/  PETER J. KALLET
                                              --------------------------------
                                                   Peter J. Kallet
                                         President and Chief Executive Officer

Date:  March 28, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                   Title                                       Date
---------                                   -----                                       ----
Principal Executive Officer

/s/     PETER J. KALLET                     President and Chief Executive Officer       March 28, 2001
--------------------------------------
        Peter J. Kallet

Principal Financial Officer

/s/    GREGG R. DENNY                       Chief Financial Officer                     March 28, 2001
--------------------------------------
       Gregg R. Denny

Principal Accounting Officer

/s/     THOMAS A. FETZNER                   Vice President and Corporate Controller     March 28, 2001
--------------------------------------
        Thomas A. Fetzner


The Board of Directors

/s/     WILLIAM F. ALLYN                    Director                                    March 28, 2001
--------------------------------------
        William F. Allyn

/s/     R. QUINTUS ANDERSON                 Director                                    March 28, 2001
--------------------------------------
        R. Quintus Anderson

/s/     GEORGIA S. DERRICO                  Director                                    March 28, 2001
--------------------------------------
        Georgia S. Derrico

/s/     J. PETER FOBARE                     Director                                    March 28, 2001
--------------------------------------
        J. Peter Fobare

/s/    GREGORY M. HARDEN                    Director                                    March 28, 2001
--------------------------------------
       Gregory M. Harden

Signature                                   Title                                       Date
---------                                   -----                                       ----
/s/      PETER J.  KALLET                   Director                                    March 28, 2001
--------------------------------------
         Peter J. Kallet

/s/      Whitney D. Pidot                   Director                                    March 28, 2001
--------------------------------------
         Whitney D. Pidot

/s/      CATHERINE H. SUTTMEIER             Director                                    March 28, 2001
--------------------------------------
         Catherine H. Suttmeier

/s/      William M. Tuck                    Director                                    March 28, 2001
--------------------------------------
         William M. Tuck

                      Report of Independent Accountants on
                          Financial Statement Schedule


To the Board of Directors and Stockholders of Oneida Ltd.

         Our audit of the consolidated financial statements referred to in our report dated February 27, 2001 appearing in the January 27, 2001 Annual Report to Shareholders of Oneida Ltd. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP


Syracuse, New York
February 27, 2001




                       CONSENT OF INDEPENDENT ACCOUNTANTS

      We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (File Nos. 2-84304, 33-49462, 333-10795, 333-66425 and
333-87007) and Form S-3 (File No. 33-64608) of Oneida Ltd. of our report dated February 27, 2001 relating to the financial statements, which appear in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated February 27, 2001 relating to the financial statement schedules, which appear in this Form 10-K.

                                                 PRICEWATERHOUSECOOPERS LLP


/s/ PricewaterhouseCoopers LLP


Syracuse, New York
April 25, 2001

                                                                     SCHEDULE II


                                   ONEIDA LTD.
                          AND CONSOLIDATED SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                 FOR THE YEARS ENDED JANUARY 2001, 2000 AND 1999
                                   (Thousands)

-----------------------------------------------------------------------------------------------------------------------
                      Column A                    Column B           Column C           Column D           Column E
-----------------------------------------------------------------------------------------------------------------------
                                                                     Additions
                                                 Balance at         Charged to                            Balance at
                                                  Beginning           Cost and                                End of
                     Description                  of Period           Expenses         Deductions             Period
-----------------------------------------------------------------------------------------------------------------------
YEAR ENDED JANUARY 27, 2001:
     Reserves deducted from assets to
     Which they apply:
         Doubtful accounts receivable...........   $1,409           $ 2,802(a)          $1,139(b)            $ 3,072
                                                   ======           ==========         ==========            =======
         Inventory reserves                        $1,172           $26,021(c)         $13,870(d)            $13,323
                                                   ======           ==========         ==========            =======

YEAR ENDED JANUARY 29, 2000:
     Reserves deducted from assets to
     Which they apply:
         Doubtful accounts receivable...........   $1,520              $ 823             $ 934(b)             $1,409
                                                   ======              =====             ========             ======
         Inventory Reserves.....................   $1,466              $4,010(c)        $4,304(d)             $1,172
                                                   ======              =========        =========             ======

YEAR ENDED JANUARY 30, 1999:
     Reserves deducted from assets to
     Which they apply:
         Doubtful accounts receivable...........   $1,896             $1,238            $1,614(b)             $1,520
                                                   ======             ======            =========             ======
         Inventory reserves.....................   $    0             $1,466                                  $1,466
                                                   ======             ======                                  ======

     Other reserves:
         Rebate program.........................    $ 365             $1,935            $2,300(e)             $    0
                                                    =====             ======            =========             ======

----------------------------------------------
(a) Includes $1,319 of reserve additions from acquisitions. These amounts were not charged to expense.
(b)  Adjustments and doubtful accounts written off.
(c) Includes restructuring charges of $24,000 and $3,000 in 2001 and 2000, respectively.
(d)  Adjustments and inventory disposals.
(e)  Payments under rebate program.

                                Index to Exhibits

Exhibits:
        (3)(i) The Company's Restated Articles of Incorporation, as amended, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 29, 2000.

          (ii) The Company's By-Laws, as amended and restated, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 29, 2000.

     (4)(a)(i) Amended and Restated Note Agreement dated as of January 1, 1992, between Oneida Ltd., Allstate Life Insurance Company and Pacific Life Insurance Company.

          (ii) Amended and Restated Note Agreement dated as of November 15, 1996, between Oneida Ltd., THC Systems, Inc., Allstate Life Insurance Company, Allstate Insurance Company and Pacific Life Insurance Company.

         (iii) Amended and Restated Loan Agreement dated as of June 2, 2000 between Oneida Ltd. and Alliance Bank, N.A.

          (iv) Credit Agreement dated as of June 2, 2000, between Oneida Ltd., The Chase Manhattan Bank and the various lenders named in the Agreement.

           (v) First Waiver to Amended and Restated Note Agreement Dated January 1, 1992, between Oneida Ltd., Allstate Life Insurance Company and Pacific Life Insurance Company. The First Waiver is dated September 11, 2000.

          (vi) First Waiver to Amended and Restated Note Agreement Dated November 15, 1996, between Oneida Ltd., THC Systems, Inc., Allstate Life Insurance Company, Allstate Insurance Company and Pacific Life Insurance Company. The First Waiver is dated September 11, 2000.

         (vii) Waiver and Amendment No. 1 to Credit Agreement dated as of June 2, 2000, between Oneida Ltd., The Chase Manhattan Bank and the various lenders named in the Agreement. The Waiver and Amendment No. 1 is dated September 12, 2000.

        (viii) First Amendment to Amended and Restated Note Agreement Dated as of January 1, 1992, between Oneida Ltd., Allstate Life Insurance Company and Pacific Life Insurance Company. The First amendment is dated October 24, 2000.

          (ix) First Amendment to Amended and Restated Note Agreement Dated November 15, 1996, between Oneida Ltd., THC Systems, Inc., Allstate Life Insurance Company, Allstate Insurance Company and Pacific Life Insurance Company. The First Amendment is dated October 24 , 2000.

           (x) Second Amendment and Waiver to Amended and Restated Note Agreement Dated January 1, 1992, between Oneida Ltd., Allstate Life Insurance Company and Pacific Life Insurance Company. The Second Amendment and Waiver is dated February 23, 2001.

          (xi) Second Amendment and Waiver to Amended and Restated Note Agreement Dated November 15, 1996, between Oneida Ltd., THC Systems, Inc., Allstate Life Insurance Company, Allstate Insurance Company and Pacific Life Insurance Company. The Second Amendment and Waiver is dated February 23, 2001.

         (xii) Waiver and Amendment No. 2 to Credit Agreement dated as of June 2, 2000, between Oneida Ltd., The Chase Manhattan Bank and the various lenders named in the Agreement. The Waiver and Amendment No. 2 is dated February 23, 2001.

        (xiii) Waiver to Loan Agreement dated June 2, 2000 between Oneida Ltd. and Alliance Bank, N.A. The Waiver is dated February 23, 2001.

           (b) Amended and Restated Rights Agreement adopted by the Board of Directors on October 27, 1999 and dated December 3, 1999, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 29, 2000.

    (10)(a)(i) Employment Agreement with one executive employee of the Company dated March 12, 1999, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 29, 2000.

          (ii) Employment Agreements with 11 executive employees of the Company dated November 15, 1999, which are incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 29, 2000.

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

           (e) Oneida Ltd. Employee Security Plan adopted by the Board of Directors on July 26, 1989, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 29, 2000.

           (f) Amended and Restated Oneida Ltd. Restricted Stock Award Plan adopted by the Board of Directors on March 29, 2000 and approved by the stockholders on May 31, 2000.

           (g) Amended and Restated Oneida Ltd. Deferred Compensation Plan for Key Employees adopted by the Board of Directors on October 27, 1999 and effective November 1, 1999, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 29, 2000.

           (h) Oneida Ltd. Restoration Plan adopted by the Board of Directors on February 28, 2000, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 29, 2000.

           (i) Oneida Ltd. 2000 Non-Employee Directors' Equity Plan adopted by the Board of Directors on March 29, 2000 and approved by the stockholders on May 31, 2000.

           (j) Asset Purchase Agreement, dated May 23, 2000 among Oneida Community China, Inc., Oneida Ltd., Sakura, Inc., Glenn Simon and Nick Nishiwaki. Amendment No. 1 to Asset Purchase Agreement, dated June 1, 2000, among Oneida Community China, Inc., Oneida Ltd., Sakura, Inc., Glenn Simon and Nick Nishiwaki.

           (k) Share Purchase Agreement, dated May 30, 2000, among Oneida U.K. Limited, Oneida Ltd., Ian Isaac Melvyn Novak and Leon Beverly Novak.

           (l) Stock Purchase Agreement, dated as of May 30, 2000, among Oneida Ltd., Delco International Ltd., Perry Delman, Robert Delman, Peter Kranes, Michael Sehlmeyer and Dennis Kanfer, which is incorporated by reference to Oneida Ltd.'s Current Report on Form 8-K dated August 24, 2000. Amendment to Stock Purchase Agreement, dated as of August 9, 2000, among Oneida Ltd., Delco International Ltd., Perry Delman, Robert Delman, Peter Kranes, Michael Sehlmeyer and Dennis Kanfer, which is incorporated by reference to Oneida Ltd.'s Current Report on Form 8-K dated August 24, 2000.

       (13) Portions of the Oneida Ltd. Annual Report to Stockholders for the fiscal year ended January 27, 2001, which have been incorporated by reference in this Form 10-K.

       (21)       Subsidiaries of the Registrant.

                            STATEMENT OF DIFFERENCES
                            ------------------------
The British pound sterling sign shall be expressed as.................... 'L'
The section symbol shall be expressed as...................................'SS'
The less-than-or-equal-to sign shall be expressed as.......................<=