Form 10-Q
period 2001-04-28
ONEIDA LTD
filed 2001-06-12
CIK 74585

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 28, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 8, 2001: 16,441,881

                                   ONEIDA LTD.

                                    FORM 10-Q

                    FOR THE THREE MONTHS ENDED APRIL 28, 2001

                                      INDEX

PART I  FINANCIAL INFORMATION

        Consolidated Statements of Operations

        Consolidated Balance Sheets

        Consolidated Statements of Changes in Stockholders' Equity

        Consolidated Statements of Cash Flows

        Notes to Consolidated Financial Statements

        Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS.

         None.


ITEM 2.              CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None.


ITEM 3.              DEFAULTS UPON SENIOR SECURITIES.

         None.


ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


ITEM 5.              OTHER INFORMATION.

         None.

ITEM 6.              EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

          (4)(a)(i) Amended and Restated Credit Agreement dated as of April 27, 2001, between Oneida Ltd., The Chase Manhattan Bank and the various lenders named in the Agreement.

                (ii) Collateral Agency and Intercreditor Agreement dated as of April 27, 2001 between Allstate Life Insurance Company, Allstate Insurance Company, Pacific Life Insurance Company, The Chase Manhattan Bank and the various lenders named in the Agreement.

                (iii) Security Agreement dated as of April 27, 2001 between Oneida Ltd., THC Systems, Inc., the subsidiaries of Oneida Ltd. which are signatories to the Agreement and The Chase Manhattan Bank, as collateral agent for the Secured Parties named in the Agreement.

                (iv) Amendment No. 1 to the Security Agreement dated as of April 27, 2001 between Oneida Ltd., THC Systems, Inc., the subsidiaries of Oneida Ltd. which are signatories to the Agreement and The Chase Manhattan Bank, as collateral agent for the Secured Parties named in the Agreement. Amendment No. 1 is dated as of April 27, 2001.

                (v) Pledge Agreement dated as of April 27, 2001 between Oneida Ltd., the subsidiaries of Oneida Ltd. which are signatories to the Agreement and The Chase Manhattan Bank, as collateral agent for the Secured Parties named in the Agreement.

                (vi) Amendment No. 1 to Amended and Restated Credit Agreement dated as of April 27, 2001, between Oneida Ltd., The Chase Manhattan Bank and the various lenders named in the Agreement. Amendment No. 1 is dated May 31, 2001.

                (vii) 2001 Amended and Restated Note Purchase Agreement dated as of May 31, 2001, between Oneida Ltd., Allstate Life Insurance Company and Pacific Life Insurance Company.

                (viii) 2001 Amended and Restated Note Purchase Agreement dated as of May 31, 2001, between Oneida Ltd., THC Systems, Inc., Allstate Life Insurance Company, Allstate Insurance Company and Pacific Life Insurance Company.

            (b) During the quarter ended April 28, 2001 no Reports on Form 8-K were filed by the Registrant.

SIGNATURES

                                   ONEIDA LTD.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                          FOR THE
                                     THREE MONTHS ENDED
(Thousands except per                APR 28,   APR 29,
  share amounts)                      2001      2000
                                    --------   --------
NET SALES.......................    $126,806   $118,201
COST OF SALES...................      85,281     72,446
                                     -------    -------
GROSS MARGIN....................      41,525     45,755
OPERATING REVENUES..............         408        262
                                     -------    -------
                                      41,933     46,017

                                     -------    -------
OPERATING EXPENSES:
  Selling, distribution and
   administrative expenses......      33,966     31,249
                                     -------    -------
INCOME FROM OPERATIONS..........       7,967     14,768
OTHER EXPENSE (INCOME)..........         138         20
INTEREST EXPENSE................       7,121      2,858
                                     -------    -------
INCOME BEFORE INCOME TAXES......         708     11,890
PROVISION FOR INCOME TAXES......         267      4,423
                                    --------    -------
NET INCOME ............... ......   $    441     $7,467
                                    ========     ======

EARNINGS PER SHARE OF COMMON STOCK:
  Net income:
    Basic.......................        $.02       $.45
    Diluted (NOTE 4)............         .02        .45
SHARES USED IN PER SHARE DATA:
    Basic.......................      16,411     16,357
    Diluted (NOTE 4)............      16,497     16,472
CASH DIVIDENDS DECLARED.........        $.05       $.10

See notes to consolidated financial statements.

                                   ONEIDA LTD.
                           CONSOLIDATED BALANCE SHEET
                       APRIL 28, 2001 AND JANUARY 27, 2001
                                   (Unaudited)

                                                         (Dollars in Thousands)
                                                            APR 28,   JAN 27,
                                                             2001      2001
                                                          -------      ------
ASSETS

 CURRENT ASSETS:
  Cash...............................................       $4,450     $2,163
  Accounts receivable, net of allowance for doubtful.
   accounts of $3,239 and $3,072.....................       89,766     87,721
  Other accounts and notes receivable................        2,899      2,272
  Inventories:
   Finished goods....................................      175,431    194,806
   Goods in process..................................       14,179     11,018
   Raw materials and supplies........................       17,374     10,064
  Other current assets...............................       17,834     16,744
                                                          --------     ------
     Total current assets............................      321,933    324,788
                                                          --------     ------
 PROPERTY, PLANT AND EQUIPMENT-At cost:
  Property, plant and equipment......................      247,357    247,955
  Less accumulated depreciation......................      136,832    135,508
                                                          --------     ------
     Property, plant and equipment-net...............      110,525    112,447
                                                          --------     ------
 OTHER ASSETS:
  Intangible assets - net............................      138,552    139,695
  Deferred income taxes..............................       23,670     22,833
  Other assets.......................................       11,168     10,810
                                                          --------     ------
      TOTAL..........................................     $605,848   $610,573
                                                          ========   ========

See notes to consolidated financial statements.

                                   ONEIDA LTD.
                           CONSOLIDATED BALANCE SHEET
                       APRIL 28, 2001 AND JANUARY 27, 2001
                                   (Unaudited)


                                                         (Dollars in Thousands)
                                                           APR 28,    JAN 27,
                                                            2001         2001
                                                           -------      -----
LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
  Short-term debt...............................           $12,232     $8,046
  Accounts payable..............................            33,577     33,097
  Accrued liabilities...........................            43,914     55,582
  Accrued income taxes..........................             5,172      4,153
  Dividends payable.............................             1,705      2,522
  Current installments of long-term debt........             8,762      9,239
                                                          --------     ------
     Total current liabilities..................           105,362    112,639
                                                          --------     ------
 LONG-TERM DEBT.................................           289,554    282,815
                                                          --------     ------
 OTHER LIABILITIES:
  Accrued postretirement liability..............            56,492     56,108
  Accrued pension liability.....................            16,391     15,557
  Other liabilities.............................            16,349     19,146
                                                          --------     ------
     Total......................................            89,232     90,811
                                                          --------     ------
 STOCKHOLDERS' EQUITY:
  Cumulative 6% preferred stock; $25 par
   value; authorized 95,660 shares, issued
   86,678 and 86,698 shares,
   callable at $30 per share....................             2,167      2,167
  Common stock $1 par value; authorized
   48,000,000 shares, issued 17,721,669
   and 17,702,666 shares........................            17,722     17,703
  Additional paid-in capital....................            83,103     82,956
  Retained earnings.............................            57,081     57,495
  Accumulated other comprehensive loss..........           (14,018)  (11,423)
  Less cost of common stock held in
   treasury; 1,300,666 and 1,314,508 shares.....           (24,355)  (24,590)
                                                          ---------  --------
    Stockholders' Equity........................           121,700    124,308
                                                          ---------  --------
      TOTAL.....................................          $605,848   $610,573
                                                          =========  ========


See notes to consolidated financial statements.

                                   ONEIDA LTD.
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED APRIL 28, 2001
                                   (Unaudited)


                                                             Add'l
                          Comp.   Common   Common   Pref'd   Paid-in   Retained
                         Income   Shares    Stock    Stock   Capital   Earnings
                         ------------------------------------------------------
Balance at Jan 27, 2001..         17,703   $17,703  $2,167   $82,956  $57,495
Stock plan activity, net.             19        19               147
Purchase/retirement of
   Treasury stock, net...
Cash dividends declared
   ($.05 per share)......                                                (855)
Net income...............$   441                                          441
Other comprehensive
   loss.................. (2,595)
                         -------
Comprehensive loss...... $(2,154)
                         =======
                                  -------------------------------------------
Balance at Apr 28, 2001..         17,722   $17,722  $2,167   $83,103  $57,081
                                  ===========================================

                            Other Comp             Treasury         Unallocated
                            Income (Loss)           Stock              ESOP
                        -------------------------------------------------------
Balance at Jan 27, 2001..     $(11,423)            $(24,590)
Stock plan activity, net.

Purchase/retirement of
   Treasury stock, net...                               235
Cash dividends declared
   ($.05 per share)......
Net loss.................
Other comprehensive
   loss..................       (2,595)
Allocation of ESOP shares
                           ----------------------------------------------------
Balance at Apr 28, 2001..     $(14,018)            $(24,355)
                           ====================================================


See notes to consolidated financial statements.

                                   ONEIDA LTD.
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED APRIL 29, 2000
                                   (Unaudited)

                                                               Add'l
                            Comp.   Common   Common   Pref'd   Paid-in   Retained
                           Income   Shares    Stock    Stock   Capital   Earnings
                           ------------------------------------------------------
Balance at Jan 29, 2000..         17,603     $17,603  $2,175   $81,887   $64,630
Stock plan activity, net.             27          27               428
Purchase/retirement of
    Treasury stock, net..                                 (4)
Cash dividends declared
   ($.10 per share)......                                                 (1,651)
Net income...............$ 7,467                                           7,467
Other comprehensive
   income................     85
                         -------
Comprehensive income.... $ 7,552
                         =======
                                  ----------------------------------------------
Balance at Apr 29, 2000..         17,630     $17,630  $2,171   $82,315   $70,446
                                  ==============================================

                            Other Comp           Treasury         Unallocated
                            Income (Loss)          Stock              ESOP
                           -----------------------------------------------------
Balance at Jan 29, 2000..     $(11,790)            $(19,712)         ($1,486)
Stock plan activity, net.
Purchase/retirement of
    Treasury stock, net..                            (5,113)
Cash dividends declared
   ($.10 per share)......
Net loss.................
Other comprehensive
   loss..................           85
Allocation of ESOP shares
                           -----------------------------------------------------
Balance at Apr 29, 2000..     $(11,705)            $(24,825)         ($1,486)
                           =====================================================



See notes to consolidated financial statements.

                                   ONEIDA LTD.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
          FOR THE THREE MONTHS ENDED APRIL 28, 2001 AND APRIL 29, 2000
                                   (Unaudited)
                                 (In Thousands)


                                                               FOR THE
                                                          THREE MONTHS ENDED
                                                          APR 28,     APR 29,
                                                            2001        2000
                                                          -------     -------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income..........................................    $   441    $  7,467
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization......................      4,536       3,744
   Deferred taxes and other non-cash
      charges and credits.............................     (4,868)        779
   Decrease (increase) in operating assets:
    Receivables.......................................     (2,672)     (8,860)
    Inventories.......................................      8,694     (11,454)
    Other current assets..............................      1,587      (2,822)
    Other assets......................................       (594)       (484)
   Increase in accounts payable.......................        480       3,029
   Decrease in accrued liabilities....................     (9,252)     (1,610)
                                                         --------     -------
      Net cash provided (used) by operating activities     (1,648)    (10,211)
                                                         --------     -------
CASH FLOW FROM INVESTING ACTIVITIES:
  Property, plant and equipment expenditure-net.......     (2,648)     (4,072)
  Other, net..........................................         (2)       (197)
                                                         --------     -------
      Net cash used in investing activities...........     (2,650)     (4,269)
                                                         --------     -------
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock..............        166         454
  Purchase of treasury stock..........................        235      (5,117)
  Increase in short-term debt-net.....................      4,186      21,025
  Payment of long-term debt...........................                 (1,103)
  Proceeds from issuance of long-term debt............      6,263         101
  Dividends paid......................................     (1,670)     (1,651)
                                                         --------     -------
      Net cash provided by financing activities.......      9,180      13,709
                                                         --------     -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH...............     (2,595)         85
                                                         --------     -------
NET INCREASE (DECREASE) IN CASH.......................      2,287        (686)
CASH AT BEGINNING OF YEAR.............................      2,163       3,899
                                                         --------     -------
CASH AT END OF PERIOD.................................     $4,450      $3,213
                                                         ========     =======


See notes to consolidated financial statements.

                                   ONEIDA LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Thousands)


1. The statements for the three months ended April 28, 2001 and April 29, 2000 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended April 28, 2001 are not necessarily indicative of the results of operations to be expected for the year ending January 26, 2002. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended in January 2001 and 2000 included in the Company's January 27, 2001 Annual Report to the Securities and Exchange Commission on Form 10-K and the Company's Form 8-K that was filed with the Securities and Exchange Commission on August 9, 2000.

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

3. On June 13, 2000, the Company purchased all of the stock of Viners of Sheffield, Ltd. (Viners), a London based marketer of flatware and cookware in the United Kingdom, for approximately $25,000 in cash. On June 30, 2000, the Company acquired all of the net assets of Sakura, Inc. (Sakura) a domestic importer of consumer dinnerware, for approximately $40,000 in cash. On August 9, 2000, the Company completed the acquisition of the stock of Delco International Ltd. (Delco), a leading foodservice tableware supplier for $60,000 in cash.

The above three acquisitions were recorded using the purchase method of accounting and accordingly, their operating results have been included in the Company's consolidated financial statements since their respective acquisition dates. Excess purchase price over the net fair value of assets acquired (including certain acquisition costs) totaled $114,732. These intangibles, primarily goodwill, are being amortized over forty years using the straight line method.

                                   ONEIDA LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Thousands)


4. During the year ended January 27, 2001, the Company recorded restructuring and unusual charges totalling $39,000. Included in this total was an inventory writedown of $24,000 related to product rationalization as a result of recent acquisitions as well as significant other stock keeping unit reductions. The Company established a $24,000 inventory reserve in 2000, approximately half of which was utilized through the most recent year end. In the first quarter of the current year, another $4,900 of the reserve was utilized to dispose of excess and discontinued product.

The remainder of the restructuring and unusual costs accrued of $15,000 related primarily to the consolidation of sales, marketing, logistics and administrative functions, realignment of product lines, "make versus buy" decisions and the impairment of certain manufacturing and procurement assets. All assets identified as impaired were written down by $5,000 to their net realizable value in the prior year. Other restructuring payments made to date totaled $7,900, of which $1,700 were paid in the current quarter.

There were no significant adjustments made to the original accruals for restructuring and unusual charges.

5. Basic and diluted earnings per share are presented for each period in which a statement of operations is presented. Basic earnings per share is computed by dividing income less preferred stock dividends by the weighted average shares actually outstanding for the period. Diluted earnings per share includes the potentially dilutive effect of shares issuable under the employee stock purchase and incentive stock option plans.

The following is a reconciliation of basic earnings per share to diluted earnings per share for the three months ended April 28, 2001 and April 29, 2000:


                         Net     Preferred     Adjusted              Earnings
                         Income    Stock       Net Income    Average      Per
                         (Loss)   Dividends      (Loss)      Shares     Share
-----------------------------------------------------------------------------
2001:
Basic earnings
 per share..............   $441      $(32)          $409        16,411   $.02
Effect of stock options.                                            86
Diluted earnings
 per share..............    441       (32)           409        16,497    .02
-----------------------------------------------------------------------------
2000:
Basic earnings
 per share..............  7,467       (33)         7,434        16,357    .45
Effect of stock options.                                           115
Diluted earnings
 per share..............  7,467       (33)         7,434        16,472    .45
-----------------------------------------------------------------------------

                                   ONEIDA LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Thousands)


6. Included in the long-term debt caption on the balance sheet are various senior notes. The note agreements relating thereto contain provisions which, among other things require maintenance of certain financial ratios related to levels of indebtedness, minimum net worth and interest coverage levels. The covenants limit certain types of payments including dividends and investments. At April 28, 2001, the maximum amount available for payment of dividends was $3,700.

During the current quarter, the Company and its lenders negotiated revised covenant levels and entered into a security agreement collateralizing the Company's debt with all of the domestic assets (excluding real estate holdings) of the Company and certain of its material domestic subsidiaries, as well as a majority of its investment in Oneida UK Limited. The Company is currently in compliance with all financial covenants.

7. The Company's operations and assets are in one principal industry; tableware products. The Company's reportable segments are grouped around the manufacture and distribution of three major product categories: metal tableware, china dinnerware and glass tabletop products. The Company also distributes a variety of other tabletop accessories. These products are sold directly to a broad base of retail outlets including department stores, mass merchandisers, Oneida Home stores and chain stores. Additionally, these products are sold to special sales markets, which include customers who use them as premiums, incentives and business gifts. The Company also sells directly or through distributors to foodservice operations worldwide, including hotels, restaurants, airlines, cruise lines, schools and healthcare facilities. The Company's operations are located in the United States, Canada, Mexico, Italy, Australia, The United Kingdom and China.

Sales by reportable segment for the first quarter of 2001 and 2000 were as follows:

                                                      (000)
                                                      -----
                                Metal    Dinnerware   Glass    Other     Total
                                ------------------------------------------------
2001 Net Sales                  $83,500   $33,900     $7,900   $1,506   $126,806

2000 Net Sales                  $79,600   $29,100     $8,300   $1,201   $118,201

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   Quarter ended April 28, 2001 compared with
                        the quarter ended April 29, 2000
                                 (In Thousands)

Operations
Net Sales by Product Line:

                              Three Months Ended
                         ----------------------------
                           2001      2000    % Change
                         -------    -------  --------
Metal products.......   $ 83,500    $79,600      4.9
Dinnerware Products..     33,900     29,100     16.5
Glass products.......      7,900      8,300     (4.8)
Other Products.......      1,506      1,201     25.3
                        --------   --------     ----
  Total...............  $126,806   $118,201      7.3
                        ========   ========     ====


Quarterly Review

Consolidated net sales for the quarter ended April 28, 2001 increased $8,605 over the same period a year ago. The increase in metal and dinnerware product sales is attributable to the acquisition of the Viners and Delco flatware lines and the Sakura dinnerware product line in 2000. The current quarter sales were hampered by continued softness in product demand throughout the Company's consumer markets.

Gross margin as a percentage of net sales was 32.7% in the first quarter of 2001 as compared to 38.7% for the same period of 2000. The decrease in gross margin this quarter is related to the above referenced downturn in consumer product sales in 2001. In addition to negatively affecting product mix, this demand softness necessitated a decrease in domestic manufacturing levels to better match incoming orders. This resulted in overhead variances and plant utilization inefficiencies.

Total operating expenses increased by $2,717, or 8.7%, from the same quarter last year due to the inclusion of the three acquisitions that took place in the second and third quarters of 2000. As a percentage of sales, operating expenses rose slightly over the same quarter last year. At the end of the current quarter, the operations of Delco were fully integrated into Oneida's existing foodservice operation. This should result in reductions of operating expenses as a percentage of net sales on an ongoing basis.

During the second and third quarters of 2000, the Company recorded restructuring and unusual charges totaling $39,000. Included in this total was an inventory writedown of $24,000 related to product rationalization as a result of recent acquisitions as well as significant other stock keeping unit reductions. The Company established a $24,000 inventory reserve in 2000, approximately half of which was utilized through the most recent year end. In the first quarter of the current year, another $4,900 of the reserve was utilized to dispose of excess and discontinued product.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   Quarter ended April 28, 2001 compared with
                        the quarter ended April 29, 2000
                                 (In Thousands)


The remainder of the restructuring costs accrued of $15,000 related primarily to the consolidation of sales, marketing, logistics and administrative functions, realignment of product lines, "make versus buy" decisions and the impairment of certain manufacturing and procurement assets. All assets identified as impaired were written down by $5,000 to their net realizable value in the prior year. Other restructuring payments made to date totaled $7,900, of which $1,700 was paid in the current quarter.

No significant adjustments are required to the original accruals for restructuring and unusual charges.

Interest expense, prior to capitalized interest, was $7,212 for the quarter ended April 28, 2001, an increase of $4,139 from the first quarter of 2000. This increase is due to higher average borrowings incurred in the current quarter. The increase in debt levels is attributable to the funding of the acquisitions made by the Company in 2000.

Liquidity & Financial Resources

A prime objective of the Company in 2001 is to strengthen its balance sheet and reduce debt. During the first quarter of 2001, significant progress was made toward these goals. Inventories were decreased by $9,000 during the quarter. The Company spent approximately $2,600 on capital projects focused primarily on its manufacturing facilities and retail fixturing. Capital spending for the remainder of 2001 is anticipated to be approximately $6,400.

Included in the long-term debt caption on the balance sheet are various senior notes. The note agreements relating thereto contain provisions which, among other things require maintenance of certain financial ratios related to levels of indebtedness, minimum net worth and interest coverage levels. The covenants limit certain types of payments including dividends and investments. At April 28, 2001, the maximum amount available for payment of dividends was $3,700.

During the current quarter, the Company and its lenders negotiated revised covenant levels and entered into a security agreement collateralizing the Company's debt with all of the domestic assets (excluding real estate holdings) of the Company and certain of its material domestic subsidiaries, as well as a majority of its investment in Oneida UK Limited. The Company is currently in compliance with all financial covenants.

Management believes there is sufficient liquidity to support the Company's ongoing funding requirements from future operations as well as the availability of bank lines of credit. Working capital was $216,571 as of April 28, 2001.

Forward Looking Information

With the exception of historical data, the information contained in this Form 10-Q, as well as those other documents incorporated by reference herein, is forward-looking. For the purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers that changes in certain factors could affect the Company's future results and could cause the Company's future consolidated results to differ materially from those expressed herein. Such factors include, but are not limited to: general economic conditions in the Company's markets; difficulties or delays in the development, production and marketing of new products; the impact of competitive products and pricing; certain assumptions related to consumer purchasing patterns; significant increases in interest rates or the level of the Company's indebtedness; major slowdowns in the retail, travel or entertainment industries; the loss of several of the Company's major customers; under utilization of the Company's plants and factories; the amount and rate of growth of the Company's selling, general and administrative expenses.

                                   ONEIDA LTD

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                                    FORM 10-Q

                                APRIL 28, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        ONEIDA LTD
                                                        (Registrant)


Date:   June 12, 2001                                 /s/ GREGG R. DENNY
                                                      ------------------
                                                         Gregg R. Denny
                                                     Chief Financial Officer




                          STATEMENT OF DIFFERENCES
                          ------------------------

The section symbol shall be expressed as ............................. 'SS'
The less-than-or-equal-to sign shall be expressed as.................. <=