Form 10-Q
period 2001-07-28
ONEIDA LTD
filed 2001-09-10
CIK 74585

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 28, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 7, 2001: 16,488,687.

                                   ONEIDA LTD.
                                    FORM 10-Q
                FOR THE THREE AND SIX MONTHS ENDED JULY 28, 2001

                                      INDEX


PART I  FINANCIAL INFORMATION

        Consolidated Statement of Operations

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

                  None.

         ITEM 5.  OTHER INFORMATION.

                  None.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Exhibits:        None

                  (b) During the quarter ended July 28, 2001 no Reports on Form 8-K were filed by the registrant.

SIGNATURES

                                   ONEIDA LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                          FOR THE                FOR THE
                                    THREE MONTHS ENDED       SIX MONTHS ENDED
(Thousands except per                JUL 28,    JUL 29,     JUL 28,    JUL 29,
  share amounts)                      2001       2000        2001       2000
                                    --------   --------    --------   --------
NET SALES.......................    $119,428   $104,010    $246,234   $222,211
COST OF SALES...................      77,652     66,090     162,932    138,536
INVENTORY WRITEDOWN (NOTE 4) ...                 24,000                 24,000
                                    --------   --------    --------   --------
GROSS MARGIN....................      41,776     13,920      83,302     59,675
OPERATING REVENUES..............         333      1,270         740      1,532
                                    --------   --------    --------   --------
                                      42,109     15,190      84,042     61,207
                                    --------   --------    --------   --------

OPERATING EXPENSES:
  Selling, distribution and
   administrative expenses......      34,134     29,777      68,100     61,026
  Restructuring and unusual
     Charges (NOTE 4) ..........                  8,000                  8,000
                                    --------   --------    --------   --------
INCOME (LOSS) FROM OPERATIONS...       7,975    (22,587)     15,942     (7,819)
OTHER INCOME (EXPENSE)..........         672       (114)        534       (133)
INTEREST EXPENSE................       5,939      4,089      13,060      6,948
                                    --------   --------    --------   --------
INCOME (LOSS) BEFORE INCOME TAXES      2,708    (26,790)      3,416    (14,900)
PROVISION (CREDIT)FOR INCOME TAXES     1,005     (9,973)      1,273     (5,551)
                                    --------   --------    --------   --------
NET INCOME (LOSS)......... ......   $  1,703   $(16,817)    $ 2,143    $(9,349)
                                    ========   ========    ========   ========
EARNINGS PER SHARE OF COMMON STOCK:
  Net income (loss):
    Basic.......................        $.10     $(1.04)      $ .13      $(.58)
    Diluted (NOTE 5)............         .10      (1.04)        .13       (.58)
SHARES USED IN PER SHARE DATA:
    Basic.......................      16,459     16,209      16,433     16,286
    Diluted (NOTE 5)............      16,553     16,209      16,519     16,286
CASH DIVIDENDS DECLARED.........        $.05       $.10        $.10       $.20

See notes to consolidated financial statements.

                                   ONEIDA LTD.
                           CONSOLIDATED BALANCE SHEETS
                       JULY 28, 2001 AND JANUARY 27, 2001
                                   (Unaudited)


                                                          (Dollars in Thousands)
                                                            JULY 28,   JAN 27,
                                                             2001      2001
                                                          -------      -------
ASSETS

 CURRENT ASSETS:
  Cash...............................................     $  2,671     $  2,163
  Accounts receivable, net of allowance for doubtful.
   accounts of $2,536 and $3,072.....................       84,675       87,721
  Other accounts and notes receivable................        3,145        2,272
  Inventories:
   Finished goods....................................      175,831      194,806
   Goods in process..................................       11,767       11,018
   Raw materials and supplies........................        9,206       10,064
  Other current assets...............................       14,636       19,141
                                                          --------     --------
     Total current assets............................      301,931      327,185
                                                          --------     --------
 PROPERTY, PLANT AND EQUIPMENT-At cost:
  Property, plant and equipment......................      250,242      245,558
  Less accumulated depreciation......................      140,184      135,508
                                                          --------     --------
     Property, plant and equipment-net...............      110,058      110,050
                                                          --------     --------
 OTHER ASSETS:
  Intangible assets - net............................      136,287      139,695
  Deferred income taxes..............................       23,217       22,833
  Other assets.......................................       11,518       10,810
                                                          --------     --------
      TOTAL..........................................     $583,011     $610,573
                                                          ========     ========


  See notes to consolidated financial statements.

                                   ONEIDA LTD.
                           CONSOLIDATED BALANCE SHEETS
                       JULY 28, 2001 AND JANUARY 27, 2001
                                   (Unaudited)



                                                          (Dollars in Thousands)
                                                           JULY 28,     JAN 27,
                                                            2001         2001
                                                          --------     --------
LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
  Short-term debt...............................          $  9,706     $  8,046
  Accounts payable..............................            32,832       33,097
  Accrued liabilities...........................            37,431       55,582
  Accrued income taxes..........................             3,362        4,153
  Dividends payable.............................             1,748        2,522
  Current installments of long-term debt........             8,614        9,239
                                                          --------     --------
     Total current liabilities..................            93,693      112,639
                                                          --------     --------
 LONG-TERM DEBT.................................           280,144      282,815
                                                          --------     --------
 OTHER LIABILITIES:
  Accrued postretirement liability..............            56,996       56,108
  Accrued pension liability.....................            16,233       15,557
  Other liabilities.............................            13,068       19,146
                                                          --------     --------
     Total other liabilities....................            86,297       90,811
                                                          --------     --------
 STOCKHOLDERS' EQUITY:
  Cumulative 6% preferred stock; $25 par
   value; authorized 95,660 shares, issued
   86,037 and 86,698 shares,
   callable at $30 per share....................             2,151        2,167
  Common stock $1 par value; authorized
   48,000,000 shares, issued 17,787,419
   and 17,702,666 shares........................            17,787       17,703
  Additional paid-in capital....................            83,741       82,956
  Retained earnings.............................            57,888       57,495
  Accumulated other comprehensive loss..........           (14,335)     (11,423)
  Less cost of common stock held in
   treasury; 1,300,666 and 1,314,508 shares.....           (24,355)     (24,590)
                                                          --------     --------
    Stockholders' Equity........................           122,877      124,308
                                                          --------     --------
      TOTAL.....................................          $583,011     $610,573
                                                          ========     ========



See notes to consolidated financial statements.

                                   ONEIDA LTD.
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED JULY 28, 2001
                                   (Unaudited)

                                                             Add'l
                          Comp.   Common   Common   Pref'd  Paid-in  Retained
                         Income   Shares    Stock    Stock   Capital Earnings
                         -------------------------------------------------------
Balance at April 28, 2001         17,722   $17,722  $2,167  $83,103  $57,081
Stock plan activity, net.             65        65              638
Purchase/retirement of
Treasury stock, net......                              (16)
Cash dividends declared
   ($.05 per share)......                                               (896)
Net income...............$ 1,703                                       1,703
Other comprehensive
   loss..................   (227)
                         -------
Comprehensive income.... $ 1,476
                         =======
                                  -------------------------------------------
Balance at July 28, 2001.         17,787   $17,787  $2,151  $83,741  $57,888
                                  ===========================================


                                 Accum.
                               Other Comp           Treasury         Unallocated
                              Income (Loss)          Stock              ESOP
                         -------------------------------------------------------
Balance at April 28, 2001       $(14,108)           $(24,355)
Stock plan activity, net.
Purchase/retirement of
Treasury stock, net......
Cash dividends declared
   ($.05 per share)......
Net loss.................
Other comprehensive
   loss..................           (227)

                         -------------------------------------------------------
Balance at July 28, 2001.       $(14,335)           $(24,355)
                         =======================================================

See notes to consolidated financial statements

                                   ONEIDA LTD.
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED JULY 29, 2000
                                   (Unaudited)

                                                              Add'l
                          Comp.   Common   Common   Pref'd   Paid-in   Retained
                         Income   Shares    Stock    Stock   Capital   Earnings
                         ------------------------------------------------------
Balance at April 29, 2000         17,630   $17,630  $2,171   $82,315   $70,446
Stock plan activity, net.             34        34               324
Purchase/retirement of
Treasury stock, net......
Cash dividends declared
   ($.10 per share)......                                               (1,659)
Net loss................$(16,817)                                      (16,817)
Other comprehensive
   income...............  (1,031)
                        --------
Comprehensive loss......$(17,848)
                        ========
                                  --------------------------------------------
Balance at July 29, 2000          17,664   $17,664  $2,171   $82,639   $51,970
                                  ============================================


                                 Accum.
                               Other Comp           Treasury         Unallocated
                              Income (Loss)          Stock              ESOP
                           -----------------------------------------------------
Balance at April 29, 2000       $(11,705)           $(24,825)         ($1,486)
Stock plan activity, net.
Purchase/retirement of
Treasury stock, net......                               (622)
Cash dividends declared
   ($.10 per share)......
Net loss.................
Other comprehensive
   loss..................         (1,031)
Allocation of ESOP shares                                                 769
                           -----------------------------------------------------
Balance at July 29, 2000        $(12,736)           $(25,447)           ($717)
                           =====================================================


See notes to consolidated financial statements.

                                   ONEIDA LTD.
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JULY 28, 2001
                                   (Unaudited)

                                                             Add'l
                          Comp.   Common   Common   Pref'd  Paid-in    Retained
                         Income   Shares    Stock    Stock   Capital   Earnings
                         -------------------------------------------------------
Balance at Jan 27, 2001..         17,703   $17,703  $2,167   $82,956    $57,495
Stock plan activity, net.             84        84               785
Purchase/retirement of
Treasury stock, net......                              (16)
Cash dividends declared
   ($.10 per share)......                                                (1,750)
Net income...............$ 2,143                                          2,143
Other comprehensive
   loss.................. (2,912)
                         -------
Comprehensive loss...... $  (769)
                         =======
                                  ---------------------------------------------
Balance at July 28, 2001.         17,787   $17,787  $2,151   $83,741    $57,888
                                  =============================================



                                 Accum.
                               Other Comp           Treasury         Unallocated
                              Income (Loss)          Stock              ESOP
                         ------------------------------------------------------
Balance at Jan 27, 2001..       $(11,423)           $(24,590)
Stock plan activity, net.
Purchase/retirement of
Treasury stock, net......                                235
Cash dividends declared
   ($.05 per share)......
Net Income...............
Other comprehensive
   loss..................         (2,912)

                         -------------------------------------------------------
Balance at July 28, 2001.       $(14,335)           $(24,355)
                         =======================================================


See notes to consolidated financial statements.

                                   ONEIDA LTD.
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JULY 29, 2000
                                   Unaudited)


                                                             Add'l
                          Comp.   Common   Common   Pref'd  Paid-in    Retained
                         Income   Shares    Stock    Stock   Capital   Earnings
                         -------------------------------------------------------
Balance at Jan 29, 2000..         17,603   $17,603  $2,175   $81,887   $64,630
Stock plan activity, net.             61        61               752
Purchase/retirement of
Treasury stock, net......                               (4)
Cash dividends declared
   ($.20 per share)......                                               (3,311)
Net loss.................$ (9,349)                                      (9,349)
Other comprehensive
     loss................    (946)
                         --------
Comprehensive loss  .... $(10,295)
                         ========
                                  ---------------------------------------------
Balance at July 29, 2000.         17,664   $17,664  $2,171   $82,639   $51,970
                                  =============================================



                                  Accum.
                               Other Comp           Treasury         Unallocated
                              Income (Loss)          Stock              ESOP
                         -------------------------------------------------------
Balance at Jan 29, 2000..       $(11,790)           $(19,712)            ($1,486)
Stock plan activity, net.
Purchase/retirement of
Treasury stock, net......                             (5,735)
Cash dividends declared
   ($.20 per share)......
Net loss.................
Other comprehensive
   loss..................           (946)
Allocation of ESOP shares                                                    769
                         -------------------------------------------------------
Balance at July 29, 2000        $(12,736)           $(25,447)              ($717)
                         =======================================================


See notes to consolidated financial statements.

                                   ONEIDA LTD.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JULY 28, 2001 AND JULY 29, 2000
                                   (Unaudited)
                                 (In Thousands)


                                                               FOR THE
                                                          SIX MONTHS ENDED
                                                          JULY 28,     JULY 29,
                                                            2001        2000
                                                          -------     -------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)...................................    $ 2,143    $ (9,349)
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization......................      9,366       7,574
   Provision for impairment of inventory
     and long-term assets............................                  29,000
   Deferred taxes and other non-cash
      charges and credits.............................     (2,264)      1,476
   Decrease (increase) in operating assets:
    Receivables.......................................      2,173       6,150
    Inventories.......................................     18,705     (37,262)
    Other current assets..............................      4,785      (1,983)
    Other assets......................................     (3,470)     (1,517)
   Increase (decrease) in accounts payable............       (265)        747
   Decrease in accrued liabilities....................    (19,034)    (18,379)
                                                          -------    --------
      Net cash provided (used) by operating activities     12,139     (23,543)
                                                          -------    --------
CASH FLOW FROM INVESTING ACTIVITIES:
  Property, plant and equipment expenditures-net...... .   (5,726)     (6,215)
  Purchase of subsidiaries, net of cash acquired.....                 (60,496)
  Other, net..........................................        (12)       (191)
                                                          -------   ---------
      Net cash used in investing activities...........     (5,738)    (66,902)
                                                          -------   ---------
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock..............        868         813
  Issuance (purchase) of treasury stock...............        219      (5,739)
  (Decrease) increase in short-term debt-net..........      1,660     (28,201)
  Payment of long-term debt...........................     (3,296)    (64,802)
  Proceeds from issuance of long-term debt............                193,720
  Dividends paid......................................     (2,432)     (3,311)
  Allocation of ESOP shares--net......................                    769
                                                          -------    --------
      Net cash (used) provided by financing activities     (2,981)     93,249
                                                          -------    --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH...............     (2,912)       (946)
                                                          -------    --------
NET INCREASE IN CASH..................................        508       1,858
CASH AT BEGINNING OF YEAR.............................      2,163       3,899
                                                          -------    --------
CASH AT END OF PERIOD.................................    $ 2,671    $  5,757
                                                          =======    ========



See notes to consolidated financial statements.

                                   ONEIDA LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Thousands)


1. The consolidated financial statements for the three and six months ended July 28, 2001 and July 29, 2000 are unaudited; in the opinion of the Company such unaudited consolidated financial statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results of such periods.

The results of operations for the three and six months ended July 28, 2001 are not necessarily indicative of the results of operations to be expected for the year ending January 26, 2002. The consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the years ended in January 2001 and 2000 included in the Company's January 27, 2001 Annual Report to the Securities and Exchange Commission on Form 10-K and the Company's Form 8-K that was filed with the Securities and Exchange Commission on August 9, 2000.

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

The above three acquisitions were recorded using the purchase method of accounting and accordingly, their operating results have been included in the Company's consolidated financial statements since their respective acquisition dates. Excess purchase price over the net fair value of assets acquired (including certain acquisition costs) totaled $113,346. These intangibles, primarily goodwill, are being amortized over forty years using the straight line method.

                                   ONEIDA LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Thousands)

4. During the year ended January 27, 2001, the Company recorded restructuring and unusual charges totaling $39,000. Included in this total was an inventory writedown of $24,000 related to product rationalization as a result of recent acquisitions as well as significant other stock keeping unit reductions. The Company established a $24,000 inventory reserve in the second quarter of 2000, approximately half of which was utilized through the most recent year end. In the second quarter and first half of the current year, $3,400 and $8,300,respectively, of the reserve was utilized to dispose of excess and discontinued product.

The remainder of the restructuring and unusual costs accrued of $15,000 related primarily to the consolidation of sales, marketing, logistics and administrative functions, realignment of product lines, "make versus buy" decisions and the impairment of certain manufacturing and procurement assets. All assets identified as impaired were written down by $5,000 to their net realizable value in the prior year. Other restructuring payments made to date totaled $8,700, of which $1,200 and $2,200 were paid in the current quarter and year to date.

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

The following is a reconciliation of basic earnings per share to diluted earnings per share for the three months ended July 28, 2001 and July 29, 2000:


                            Net     Preferred     Adjusted               Earnings
                           Income    Stock       Net Income    Average     Per
                           (Loss)   Dividends      (Loss)      Shares     Share
--------------------------------------------------------------------------------
2001:
Basic earnings
 per share..............   $1,703     $(32)       $1,671        16,459      $.10
Effect of stock options.                                            94
Diluted earnings
 per share..............    1,703      (32)        1,571        16,553       .10
--------------------------------------------------------------------------------
2000:
Basic earnings(loss)
 per share.............. $(16,817)     (33)      (16,850)       16,209    $(1.04)
Effect of stock options.                                             0
Diluted earnings(loss)
 per share..............  (16,817)     (33)      (16,850)       16,209    $(1.04)
--------------------------------------------------------------------------------

                                   ONEIDA LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Thousands)

The following is a reconciliation of basic earnings per share to diluted earnings per share for the six months ended July 28, 2001 and July 29, 2000:


                            Net     Preferred     Adjusted              Earnings
                           Income    Stock       Net Income    Average     Per
                           (Loss)   Dividends      (Loss)      Shares     Share
--------------------------------------------------------------------------------
2001:
Basic earnings
 per share..............  $2,143      $(64)        $2,079       16,433      $.13
Effect of stock options.                                            86
Diluted earnings
 per share..............   2,143       (64)         2,079       16,519       .13
--------------------------------------------------------------------------------
2000:
Basic earnings (loss)
 per share.............. $(9,349)      (65)        (9,414)      16,286     $(.58)
Effect of stock options.                                             0
Diluted earnings (loss)
 per share..............  (9,349)      (65)        (9,414)      16,286      (.58)
--------------------------------------------------------------------------------

6. Included in the long-term debt caption on the balance sheet are various senior notes. The note agreements relating thereto contain provisions which, among other things require maintenance of certain financial ratios related to levels of indebtedness, minimum net worth and interest coverage levels. The covenants limit certain types of payments including dividends and investments. At July 28, 2001, the maximum amount available for payment of dividends was $3,269.

During the first quarter of 2001, the Company and its lenders negotiated revised covenant levels and entered into a security agreement collateralizing the Company's debt with all of the domestic assets (excluding real estate holdings) of the Company and certain of its material domestic subsidiaries, as well as a majority of its investment in Oneida UK Limited. The Company is currently in compliance with all financial covenants.

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

                                   ONEIDA LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Thousands)

cruise lines, schools and healthcare facilities. The Company's operations are located in the United States, Canada, Mexico, Italy, Australia, The United Kingdom and China.

Sales by reportable segment for the second quarter and first half of 2001 and 2000 were as follows:

                                                             (000)
                                                             -----
Second Quarter                       Metal   Dinnerware    Glass    Other     Total
--------------                      ------------------------------------------------
2001 Net Sales                      $78,400    $32,800    $7,200   $1,028   $119,428
2000 Net Sales                      $64,800    $28,900    $8,000   $2,310   $104,010


Year to date                         Metal  Dinnerware    Glass    Other     Total
------------                        ------------------------------------------------
2001 Net Sales                      $161,900   $66,700    $15,100  $2,534   $246,234
2000 Net Sales                      $144,400   $58,000    $16,300  $3,511   $222,211


8. In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") which are effective June 30, 2001 and December 31, 2001 respectively, for the Corporation. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. In addition, goodwill recorded as a result of business combinations completed during the six-month period ending December 31, 2001 will not be amortized. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the Statement. The Corporation is currently reviewing the provisions of SFAS 141 and SFAS 142 and assessing the impact of adoption.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    Quarter ended July 28, 2001 compared with
                         the quarter ended July 29, 2000
                                 (In Thousands)

Operations
Net Sales by Product Line:

                          Three Months Ended July
                           2001     2000   %Change
                         -------   -------  -----
Metal products.......   $ 78,400   $64,800  21.0
Dinnerware Products..     32,800    28,900  13.5
Glass products.......      7,200     8,000 (10.0)
Other Products.......      1,028     2,310 (55.5)
                        --------  --------  ----
  Total...............  $119,428  $104,010  14.8
                        ========  ========  ====


Quarterly Review
Consolidated net sales for the quarter ended July 28, 2001 increased $15,418 over the same period a year ago. The increase in metal and dinnerware product sales is attributable to the acquisition of the Delco flatware offering in the second half of 2000 and the Viners flatware and Sakura dinnerware product lines in June of 2000. The slowdown in consumer spending negatively affected domestic sales through consumer channels, which decreased by 5.8% from the same quarter last year. Sales in domestic foodservice markets increased 30.6% over the second quarter of 2000, primarily attributable to the Delco acquisition. Domestic foodservice sales totaled 49.1% of the Company's sales in the current quarter. During the same period, international sales grew by 25.1%, primarily due to the Viners acquisition, accounting for 17.3% of the Company's total second quarter sales.

Gross margin as a percentage of net sales was 35.0% in the second quarter of 2001 as compared to 36.5% for the same period of 2000. The decrease in gross margin this quarter is due to product mix changes related to the above referenced downturn in consumer sales in 2001. To meet the lower demand, the Company's manufacturing plants operated at a lower capacity in the current quarter, generating unfavorable variances.

Total operating expenses increased by $4,358, or 14.6%, from the same quarter last year due to the inclusion of the three acquisitions that took place in the late second and third quarters of 2000. As a percentage of sales, operating expenses remained flat with the same quarter last year at 28.6%.

During the second and third quarters of 2000, the Company recorded restructuring and unusual charges totaling $39,000. Included in this total was an inventory writedown of $24,000 related to product rationalization as a result of recent acquisitions as well as significant other stock keeping unit reductions. The Company established a $24,000 inventory reserve in the second quarter of 2000, approximately half of which was utilized through the most recent year end. In the second quarter of the current year, another $3,400 of the reserve was utilized to dispose of excess and discontinued product.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    Quarter ended July 28, 2001 compared with
                        the quarter ended July 29, 2000
                                 (In Thousands)

The remainder of the restructuring costs accrued of $15,000 related primarily to the consolidation of sales, marketing, logistics and administrative functions, realignment of product lines, "make versus buy" decisions and the impairment of certain manufacturing and procurement assets. All assets identified as impaired were written down by $5,000 to their net realizable value in the prior year. Other restructuring payments made to date totaled $8,700, of which $1,200 was paid in the current quarter.

There were no significant adjustments made to the original accruals for restructuring and unusual charges.

Interest expense, prior to capitalized interest, was $6,065 for the quarter ended July 28, 2001, an increase of $1,715 from the second quarter of 2000. This increase is due to higher average borrowings incurred in the current quarter. The increase in debt levels is attributable to the funding of the acquisitions made by the Company in 2000.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  Six Months ended July 28, 2001 compared with
                       the six months ended July 29, 2000
                                 (In Thousands)


Operations
Net Sales by Product Line:

                           Six Months Ended July
                           2001     2000   %Change
                         -------   -------  -----
Metal products.......   $161,900   $144,400  12.1
Dinnerware Products..     66,700     58,000  15.0
Glass products.......     15,100     16,300 ( 7.4)
Other Products.......      2,534      3,511 (27.8)
                        --------   --------  ----
  Total...............  $246,234   $222,211  10.4
                        ========   ========  ====

Year to date review
Consolidated net sales for the six months ended July 28, 2001 increased $24,023 over the same period a year ago. The increase in metal and dinnerware product sales is attributable to the acquisition of the Delco flatware offering in the second half of 2000 and the Viners flatware and Sakura dinnerware product lines in June of 2000. Increases from the Company's 2000 acquisitions were somewhat offset by declines in the Company's core businesses, particularly in all consumer product markets. Year to date, sales of domestic consumer products have declined 11.3% over the same period last year. Due to the Delco acquisition, domestic foodservice sales now account for slightly less than one-half of the Company's 2001 sales. Sales to domestic foodservice customers have increased by 30.4% over the first half of 2000. International sales increased by 23.6%, to $42,444 from the same period last year, primarily due to the Viners acquisition.

Gross margin as a percentage of net sales for the first six months of the current year was 33.8% as compared to 37.7% for the same period of 2000. This decrease in gross margin is primarily related to a slowdown in consumer product sales in 2001. These products tend to yield a higher gross margin than foodservice sales. In addition, to match the lower demand while still decreasing inventories, the Company's production facilities have been operating at a lower capacity than in 2000, thus generating negative manufacturing variances.

Total operating expenses increased by $7,074, or 11.6%, over the first six months of the prior year due to the inclusion of the three acquisitions that took place in the late second and third quarters of 2000. As a percentage of sales, operating expenses were 27.7% in the current year to date, compared to 27.5% in 2000. The Company completed the integration of the Delco operations into its existing foodservice operations in the first quarter of 2001. This has lowered fixed operating costs and should continue to do so over the course of the rest of this year.

During the second and third quarters of 2000, the Company recorded restructuring and unusual charges totaling $39,000. Included in this total was an inventory writedown of $24,000 related to product rationalization as a result of recent acquisitions as well as significant other stock keeping unit reductions. The Company established a $24,000 inventory reserve in the first half of 2000, approximately half of which was utilized through the most recent year end. In the current year, another $8,300 of the reserve was utilized to dispose of excess and discontinued product.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  Six Months ended July 28, 2001 compared with
                       the six months ended July 29, 2000
                                 (In Thousands)

The remainder of the restructuring costs accrued of $15,000 related primarily to the consolidation of sales, marketing, logistics and administrative functions, realignment of product lines, "make versus buy" decisions and the impairment of certain manufacturing and procurement assets. Of these costs, $8,000 were expensed in first half of 2000. All assets identified as impaired were written down by $5,000 to their net realizable value in the prior year. Other restructuring payments made to date totaled $8,700, of which $2,200 was paid in the current year. There were no significant adjustments made to the original accruals for restructuring and unusual charges.

Interest expense, prior to capitalized interest, was $13,277 for the six months ended July 28, 2001, an increase of $5,852 from the second quarter of 2000. This increase is due to higher average borrowings outstanding in 2001, attributable to the funding of the acquisitions made by the Company in 2000.

Liquidity & Financial Resources

A prime objective of the Company in 2001 is to strengthen its balance sheet and reduce debt. During the first half of 2001, continual significant progress has been made toward attaining these goals. Year to date, inventories has been reduced by $19,000, while debt and current liabilities have declined by $21,600. The Company spent approximately $5,700 on capital projects focused primarily on its manufacturing facilities and retail fixturing. Capital spending for the remainder of 2001 is anticipated to be approximately $3,500.

Included in the long-term debt caption on the balance sheet are various senior notes. The note agreements relating thereto contain provisions which, among other things require maintenance of certain financial ratios related to levels of indebtedness, minimum net worth and interest coverage levels. The covenants limit certain types of payments including dividends and investments. At July 28, 2001, the maximum amount available for payment of dividends was $3,269.

During the first quarter of 2001, the Company was not in compliance with certain of its debt covenants. The lenders waived violation of these covenants and amended the covenants to agreed upon levels. The Company collateralized its debt with all domestic assets (excluding real estate holdings) and a majority of its investment in Oneida UK. The Company is currently in compliance with all financial covenants.

Management believes there is sufficient liquidity to support the Company's ongoing funding requirements from future operations as well as the availability of bank lines of credit. Working capital was $208,238 as of July 28, 2001.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  Six Months ended July 28, 2001 compared with
                       the six months ended July 29, 2000
                                 (In Thousands)

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") which are effective June 30, 2001 and December 31, 2001 respectively, for the Corporation. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. In addition, goodwill recorded as a result of business combinations completed during the six-month period ending December 31, 2001 will not be amortized. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the Statement. The Corporation is currently reviewing the provisions of SFAS 141 and SFAS 142 and assessing the impact of adoption.

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

                                  JULY 28, 2001

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        ONEIDA LTD
                                                       (Registrant)

Date:   September 10, 2001

                                                       /s/ GREGG R. DENNY
                                                       ------------------
                                                       Gregg R. Denny
                                                       Chief Financial Officer