Form 10-Q
period 2001-10-27
ONEIDA LTD
filed 2001-12-11
CIK 74585

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 27, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of December 7, 2001: 16,504,100.

                                   ONEIDA LTD.
                                    FORM 10-Q
              FOR THE THREE AND NINE MONTHS ENDED OCTOBER 27, 2001

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

                  None.

         ITEM 5.  OTHER INFORMATION.

                  None.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)     Exhibits:

                  4(a)(i) Waiver and Amendment No. 1 to 2001 Amended and
               Restated Note Purchase Agreement (1992) dated as of May 31, 2001, between Oneida Ltd., Allstate Life Insurance Company and Pacific Life Insurance Company. Waiver and Amendment No. 1 is dated December 7, 2001.

                  (ii) Waiver and Amendment No. 1 to 2001 Amended and Restated
               Note Purchase Agreement (1996) dated as of May 31, 2001, between Oneida Ltd., THC Systems, Inc., Allstate Life Insurance Company, Allstate Insurance Company and Pacific Life Insurance Company. Waiver and Amendment No. 1 is dated December 7, 2001.

                  (iii) Waiver and Amendment No. 2 to Amended and Restated
               Credit Agreement dated as of April 27, 2001, between Oneida Ltd., JPMorgan Chase Bank (formerly known as The Chase Manhattan
               Bank)and the various lenders named in the Agreement. Waiver Amendment No. 2 is dated December 7, 2001.

                  (b)  During the quarter ended October 27, 2001 no Reports on
                         Form 8-K were filed by the registrant.

SIGNATURES

                                   ONEIDA LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             FOR THE                FOR THE
                                       THREE MONTHS ENDED      NINE MONTHS ENDED
(Thousands except per                    OCT 27,   OCT 28,     OCT 27,    OCT 28,
  share amounts)                          2001      2000        2001       2000
                                       --------   --------    --------   --------
NET SALES .........................    $128,548    $151,951    $374,782    $374,162
COST OF SALES .....................      87,702      98,267     250,635     236,803
INVENTORY WRITEDOWN (NOTE 4) ......                                          24,000
                                      ---------   ---------   ---------   ---------
GROSS MARGIN ......................      40,846      53,684     124,147     113,359
OPERATING REVENUES ................         379       4,819       1,119       6,351
                                      ---------   ---------   ---------   ---------
                                         41,225      58,503     125,266     119,710
                                      ---------   ---------   ---------   ---------
OPERATING EXPENSES:
  Selling, distribution and
   administrative expenses ........      34,319      37,587     102,419      98,613
  Restructuring and unusual
     Charges (NOTE 4) .............                   7,007                  15,007
                                      ---------   ---------   ---------   ---------
INCOME FROM OPERATIONS ............       6,906      13,909      22,847       6,090
OTHER EXPENSE .....................         695         265         161         399
INTEREST EXPENSE ..................       5,732       7,101      18,792      14,048
                                      ---------   ---------   ---------   ---------
INCOME (LOSS) BEFORE INCOME TAXES .         479       6,543       3,894      (8,357)
PROVISION (CREDIT)FOR INCOME TAXES          179       2,437       1,451      (3,113)
                                      ---------   ---------   ---------   ---------
NET INCOME (LOSS) .................    $    300    $  4,106    $  2,443    $ (5,244)
                                      =========   =========   =========   =========
EARNINGS PER SHARE OF COMMON STOCK:
  Net income (loss):
    Basic .........................        $.02        $.25        $.14       $(.33)
    Diluted (NOTE 5) ..............         .02         .25         .14        (.33)
SHARES USED IN PER SHARE DATA:
    Basic .........................      16,494      16,273      16,453      16,281
    Diluted (NOTE 5) ..............      16,546      16,337      16,544      16,281
CASH DIVIDENDS DECLARED ...........                    $.10        $.15        $.30


See notes to consolidated financial statements.

                                   ONEIDA LTD.
                           CONSOLIDATED BALANCE SHEETS
                      OCTOBER 27, 2001 AND JANUARY 27, 2001
                                   (Unaudited)


                                                         (Dollars in Thousands)
                                                         OCTOBER 27,    JAN 27,
                                                            2001         2001
                                                          ---------    --------
ASSETS

 CURRENT ASSETS:
  Cash...............................................     $  4,720     $  2,163
  Accounts receivable, net of allowance for doubtful
   Accounts of $3,447 and $3,072.....................       90,146       87,721
  Other accounts and notes receivable................        3,011        2,272
  Inventories:
   Finished goods....................................      167,594      194,806
   Goods in process..................................       14,067       11,018
   Raw materials and supplies........................        8,581       10,064
  Other current assets...............................       18,839       19,141
                                                          --------     --------
     Total current assets............................      306,958      327,185
                                                          --------     --------
 PROPERTY, PLANT AND EQUIPMENT-At cost:
  Property, plant and equipment......................      252,306      245,558
  Less accumulated depreciation......................      143,724      135,508
                                                          --------     --------
     Property, plant and equipment-net...............      108,582      110,050
                                                          --------     --------
 OTHER ASSETS:
  Intangible assets - net............................      135,278      139,695
  Deferred income taxes..............................       22,513       22,833
  Other assets.......................................        4,998       10,810
                                                          --------     --------
      TOTAL..........................................     $578,329     $610,573
                                                          ========     ========


See notes to consolidated financial statements.

                                   ONEIDA LTD.
                           CONSOLIDATED BALANCE SHEETS
                      OCTOBER 27, 2001 AND JANUARY 27, 2001
                                   (Unaudited)

                                                          (Dollars in Thousands)
                                                         OCTOBER 27,   JAN 27,
                                                            2001         2001
                                                           -------      -------
LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
  Short-term debt...............................          $ 10,455     $  8,046
  Accounts payable..............................            29,783       33,097
  Accrued liabilities...........................            39,229       55,582
  Accrued income taxes..........................             9,370        4,153
  Dividends payable.............................               827        2,522
  Current installments of long-term debt........             8,240        9,239
                                                          --------     --------
     Total current liabilities..................            97,904      112,639
                                                          --------     --------
 LONG-TERM DEBT.................................           272,155      282,815
                                                          --------     --------
 OTHER LIABILITIES:
  Accrued postretirement liability..............            57,477       56,108
  Accrued pension liability.....................            16,742       15,557
  Other liabilities.............................            11,837       19,146
                                                          --------     --------
     Total other liabilities....................            86,056       90,811
                                                          --------     --------
 STOCKHOLDERS' EQUITY:
  Cumulative 6% preferred stock; $25 par
   value; authorized 95,660 shares, issued
   86,036 and 86,698 shares,
   callable at $30 per share....................             2,151        2,167
  Common stock $1 par value; authorized
   48,000,000 shares, issued 17,790,918
   and 17,702,666 shares........................            17,791       17,703
  Additional paid-in capital....................            83,788       82,956
  Retained earnings.............................            58,188       57,495
  Accumulated other comprehensive loss..........           (15,461)     (11,423)
  Less cost of common stock held in
   treasury; 1,294,274 and 1,314,508 shares.....           (24,243)     (24,590)
                                                           -------      -------
    Stockholders' Equity........................           122,214      124,308
                                                          --------      -------
      TOTAL.....................................          $578,329     $610,573
                                                          ========     ========


See notes to consolidated financial statements.

                                   ONEIDA LTD.
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED OCTOBER 27, 2001
                                   (Unaudited)

                                                                          Add'l
                                   Comp.    Common   Common     Pref'd   Paid-in   Retained
                                  Income    Shares    Stock      Stock   Capital   Earnings
                                 ----------------------------------------------------------
Balance at July 28, 2001........             17,787   $17,787   $2,151   $83,741    $57,888
Stock plan activity, net........                  4         4                 47
Purchase/retirement of
Treasury stock, net.............
Net income...................... $   300                                                300
Other comprehensive
   loss.........................  (1,126)
                                 -------
Comprehensive loss.............. $  (826)
                                 =======
                                             ----------------------------------------------
Balance at October 27, 2001.....             17,791   $17,791   $2,151   $83,788    $58,188
                                             ==============================================


                                 Accum.
                               Other Comp             Treasury         Unallocated
                              Income (Loss)            Stock              ESOP
                             -----------------------------------------------------

Balance at July 28, 2001......  $(14,335)            $(24,355)
Stock plan activity, net......
Purchase/retirement of
Treasury stock, net...........                            112
Net income....................
Other comprehensive
   loss.......................    (1,126)

                             -----------------------------------------------------
Balance at October 27, 2001...  $(15,461)            $(24,243)
                             =====================================================

See notes to consolidated financial statements.

                                   ONEIDA LTD.
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED OCTOBER 28, 2000
                                   (Unaudited)

                                                                          Add'l
                                   Comp.    Common   Common     Pref'd   Paid-in   Retained
                                  Income    Shares    Stock      Stock   Capital   Earnings
                                 ----------------------------------------------------------
Balance at July 29, 2000........             17,664   $17,664   $2,171   $82,639    $51,970
Stock plan activity, net........                 26        26                299
Purchase/retirement of
Treasury stock, net.............                                    (1)
Cash dividends declared
   ($.10 per share).............                                                     (1,672)
Net income......................  $4,106                                              4,106
Other comprehensive
   Loss.........................    (955)
                                 -------
Comprehensive income............  $3,151
                                 =======
                                        ---------------------------------------------------
Balance at October 28, 2000.....             17,690   $17,690   $2,170   $82,938    $54,404
                                        ===================================================

                                 Accum.
                               Other Comp           Treasury         Unallocated
                              Income (Loss)          Stock              ESOP
                              ----------------------------------------------------
Balance at July 29, 2000......  $(12,736)            $(24,447)             $(717)
Stock plan activity, net......
Purchase/retirement of
Treasury stock, net...........                           (196)
Cash dividends declared
   ($.10 per share)...........
Net loss......................
Other comprehensive
   loss.......................      (955)
                              ----------------------------------------------------
Balance at October 28, 2000...  $(13,691)            $(24,643)             $(717)
                              ====================================================

See notes to consolidated financial statements.

                                   ONEIDA LTD.
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED OCTOBER 27, 2001
                                   (Unaudited)

                                                                          Add'l
                                   Comp.    Common   Common     Pref'd   Paid-in   Retained
                                  Income    Shares    Stock      Stock   Capital   Earnings
                                 ----------------------------------------------------------
Balance at Jan 27, 2001.........             17,703   $17,703   $2,167   $82,956   $57,495
Stock plan activity, net........                 88        88                832
Purchase/retirement of
Treasury stock, net.............                                   (16)
Cash dividends declared
   ($.10 per share).............                                                    (1,750)
Net income...................... $ 2,443                                             2,443
Other comprehensive
   loss.........................  (4,038)
                                 -------
Comprehensive loss.............. $(1,595)
                                 =======
                                             ---------------------------------------------
Balance at October 27, 2001.....             17,791   $17,791   $2,151   $83,788   $58,188
                                             =============================================

                                 Accum.
                               Other Comp           Treasury         Unallocated
                              Income (Loss)          Stock              ESOP
                              ---------------------------------------------------
Balance at Jan 27, 2001.......  $(11,423)            $(24,590)
Stock plan activity, net......
Purchase/retirement of
Treasury stock, net...........                            347
Cash dividends declared
   ($.10 per share)...........
Net Income....................
Other comprehensive
   loss.......................    (4,038)
                              ---------------------------------------------------
Balance at October 27, 2001...  $(15,461)            $(24,243)
                              ===================================================

See notes to consolidated financial statements.

                                   ONEIDA LTD.
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED OCTOBER 28, 2000
                                   (Unaudited)

                                                                          Add'l
                                   Comp.    Common   Common     Pref'd   Paid-in   Retained
                                  Income    Shares    Stock      Stock   Capital   Earnings
                                 ----------------------------------------------------------
Balance at Jan 29, 2000.........             17,603   $17,603   $2,175   $81,887    $64,630
Stock plan activity, net........                 87        87              1,051
Purchase/retirement of
Treasury stock, net.............                                    (5)
Cash dividends declared
   ($.30 per share).............                                                     (4,982)
Net loss........................ $(5,244)                                            (5,244)
Other comprehensive
     loss.......................  (1,901)
                                 -------
Comprehensive loss.............. $(7,145)
                                 =======
                                            ------------------------------------------------
Balance at October 28, 2000.....             17,690   $17,690   $2,170   $82,938    $54,404
                                            ================================================


                                 Accum.
                               Other Comp           Treasury           Unallocated
                              Income (Loss)          Stock                ESOP
                              ----------------------------------------------------
Balance at Jan 29, 2000.......  $(11,790)            $(19,712)           $(1,486)
Stock plan activity, net......
Purchase/retirement of
Treasury stock, net...........                         (4,931)
Cash dividends declared
   ($.30 per share)...........
Net loss......................
Other comprehensive
   loss.......................    (1,901)
Allocation of ESOP shares.....                                               769
                              ----------------------------------------------------
Balance at October 28, 2000...  $(13,691)            $(24,643)           $  (717)
                              ====================================================

See notes to consolidated financial statements.

                                   ONEIDA LTD.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
         FOR THE NINE MONTHS ENDED OCTOBER 27, 2001 AND OCTOBER 28, 2000
                                   (Unaudited)
                                 (In Thousands)


                                                               FOR THE
                                                           NINE MONTHS ENDED
                                                           OCT 27,     OCT 28,
                                                            2001        2000
                                                          -------     -------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)...................................    $  2,443   $ (5,244)
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization......................      13,950     11,911
   Provision for impairment of inventory
     and long-term assets............................                  29,000
   Deferred taxes and other non-cash
      charges and credits.............................      (1,931)   (11,990)
   Decrease (increase) in operating assets:
    Receivables.......................................      (3,164)   (10,373)
    Inventories.......................................      25,124    (46,540)
    Other current assets..............................         583      2,507
    Other assets......................................      (3,555)    (9,735)
   Increase (decrease) in accounts payable............      (3,314)     8,696
   Decrease in accrued liabilities....................     (11,497)     5,095
                                                          --------   ---------
      Net cash provided (used) by operating activities      18,639    (26,673)
                                                          --------   ---------
CASH FLOW FROM INVESTING ACTIVITIES:
  Property, plant and equipment expenditures-net.......     (7,539)    (8,990)
  Purchase of subsidiaries, net of cash acquired.....                (117,976)
  Other, net..........................................       6,580        737
                                                          --------   ---------
      Net cash used in investing activities...........        (959)  (126,229)
                                                          --------   ---------
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock..............         913      1,138
  Issuance (purchase) of treasury stock...............         338     (4,937)
  Purchase (allocation) of ESOP shares - net                              769
  (Decrease) increase in short-term debt-net..........       2,409    (27,629)
  Payment of long-term debt...........................     (11,660)  (197,020)
  Proceeds from issuance of long-term debt............                387,036
  Dividends paid......................................      (3,085)    (4,982)
                                                          --------   ---------
      Net cash (used) provided by financing activities     (11,085)   154,375
                                                          --------   ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH...............      (4,038)    (1,901)
                                                          --------   --------
NET INCREASE (DECREASE) IN CASH.......................       2,557       (428)
CASH AT BEGINNING OF YEAR.............................       2,163      3,899
                                                          --------   --------
CASH AT END OF PERIOD.................................     $ 4,720    $ 3,471
                                                          ========   ========


See notes to consolidated financial statements.

                                   ONEIDA LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Thousands)


1. The consolidated financial statements for the three and nine months ended October 27, 2001 and October 28, 2000 are unaudited; in the opinion of the Company such unaudited consolidated financial statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results of such periods.

The results of operations for the three and nine months ended October 27, 2001 are not necessarily indicative of the results of operations to be expected for the year ending January 26, 2002. The consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the years ended in January 2001 and 2000 included in the Company's January 27, 2001 Annual Report to the Securities and Exchange Commission on Form 10-K and the Company's Form 8-K that was filed with the Securities and Exchange Commission on August 9, 2000.

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

3. On June 13, 2000, the Company purchased all of the stock of Viners of Sheffield, Ltd. (Viners), a London based marketer of flatware and cookware in the United Kingdom, for approximately $25,000 in cash. On June 30, 2000, the Company acquired all of the net assets of Sakura, Inc. (Sakura) a domestic importer of consumer dinnerware, for approximately $40,000 in cash. On August 9, 2000, the Company completed the acquisition of the stock of Delco International Ltd. (Delco), a leading foodservice tableware supplier for approximately $60,000 in cash.

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

                                   ONEIDA LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Thousands)


4. During the year ended January 27, 2001, the Company recorded restructuring and unusual charges totaling $39,000. Included in this total was an inventory writedown of $24,000 related to product rationalization as a result of recent acquisitions as well as significant other stock keeping unit reductions. The Company established a $24,000 inventory reserve in the second quarter of 2000, approximately half of which was utilized through the most recent year end. In the current quarter and first nine months of the current year, $800 and $9,100, respectively, of the reserve was utilized to dispose of excess and discontinued product.

The remainder of the restructuring and unusual costs accrued of $15,000 related primarily to the consolidation of sales, marketing, logistics and administrative functions, realignment of product lines, "make versus buy" decisions and the impairment of certain manufacturing and procurement assets. All assets identified as impaired were written down by $5,000 to their net realizable value in the prior year. Other restructuring payments made to date totaled $9,700, of which $1,000 and $3,200 were paid in the current quarter and year to date.

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

The following is a reconciliation of basic earnings per share to diluted earnings per share for the three months ended October 27, 2001 and October 28, 2000:


                            Net     Preferred     Adjusted              Earnings
                           Income     Stock      Net Income    Average     Per
                           (Loss)   Dividends      (Loss)      Shares     Share
--------------------------------------------------------------------------------
2001:
Basic earnings
 per share..............    $300     $(32)       $ 268          16,494     $.02
Effect of stock options.                                            52
Diluted earnings
 per share..............     300      (32)         268          16,546      .02
--------------------------------------------------------------------------------
2000:
Basic earnings
 per share..............  $4,106      (33)       4,073          16,273     $.25
Effect of stock options.                                            64
Diluted earnings
 per share..............   4,106      (33)       4,073          16,337     $.25
--------------------------------------------------------------------------------

                                   ONEIDA LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Thousands)

The following is a reconciliation of basic earnings per share to diluted earnings per share for the nine months ended October 27, 2001 and October 28, 2000:

                            Net     Preferred     Adjusted              Earnings
                           Income     Stock      Net Income    Average    Per
                           (Loss)   Dividends      (Loss)      Shares    Share
--------------------------------------------------------------------------------
2001:
Basic earnings
 per share..............    $2,443    $(96)        $2,347       16,453      $.14
Effect of stock options.                                            91
Diluted earnings
 per share..............     2,443     (96)         2,347       16,544       .14
--------------------------------------------------------------------------------
2000:
Basic earnings (loss)
 per share..............   $(5,244)    (98)        (5,342)      16,281    $(.33)
Effect of stock options.                                             0
Diluted earnings (loss)
 per share..............    (5,244)    (98)        (5,342)      16,281     (.33)
--------------------------------------------------------------------------------


6. Included in the long-term debt caption on the balance sheet are various senior notes. The note agreements relating thereto contain provisions which, among other things require maintenance of certain financial ratios related to levels of indebtedness, minimum net worth and interest coverage levels. The covenants limit certain types of payments including dividends and investments. At October 27, 2001, the maximum amount available for payment of dividends was $2,606.

During the first quarter of 2001, the Company and its lenders negotiated revised covenant levels and entered into a security agreement collateralizing the Company's debt with all of the domestic assets (excluding real estate holdings) of the Company and certain of its material domestic subsidiaries, as well as a majority of its investment in Oneida UK Limited. At October 27, 2001, the Company was not in compliance with its consolidated interest coverage and consolidated leverage covenants. The Company has entered into a Waiver and Amendment with its lenders and expects to complete a further amendment to the covenants and to provide further collateral.

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

                                   ONEIDA LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Thousands)


markets, which include customers who use them as premiums, incentives and business gifts. The Company also sells directly or through distributors to foodservice operations worldwide, including hotels, restaurants, airlines, cruise lines, schools and healthcare facilities. The Company's operations are located in the United States, Canada, Mexico, Italy, Australia, The United Kingdom and China.

Sales by reportable segment for the third quarter and first nine months of 2001 and 2000 were as follows:


                                                            (000)
                                                             ---
Third Quarter
-------------                       Metal    Dinnerware  Glass   Other   Total
                                    ---------------------------------------------
2001 Net Sales                      $ 80,400  $38,400    $8,900  $  848  $128,548
2000 Net Sales                      $ 99,200  $41,700    $9,300  $1,751  $151,951

Year to date
------------                        Metal    Dinnerware  Glass   Other   Total
                                    ---------------------------------------------
2001 Net Sales                      $242,300 $105,100   $24,000  $3,382  $374,782
2000 Net Sales                      $243,600 $ 99,700   $25,600  $5,262  $374,162


8. In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 is currently effective and SFAS 142 is effective January 27,2002 for the Corporation. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. In addition, goodwill recorded as a result of business combinations completed during the six-month period ending December 31, 2001 will not be amortized. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the Statement. The Corporation is currently reviewing the provisions of SFAS 141 and SFAS 142 and assessing the impact of adoption.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 provides guidance on the accounting for long-lived assets to be held and used and for assets to be disposed of though sale or by other means. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS 144 to have a material impact on the earnings or financial position of the Company.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            Quarter ended October 27, 2001 compared with the quarter
                             ended October 28, 2000
                                 (In Thousands)

Operations
Net Sales by Product Line:

                          Three Months Ended October
                           2001     2000    %Change
                         -------   -------   -----
Metal products.......   $ 80,400  $ 99,200  (19.0)
Dinnerware products..     38,400    41,700   (7.9)
Glass products.......      8,900     9,300   (4.3)
Other products.......        848     1,751  (51.6)
                        --------  --------  -----
  Total...............  $128,548  $151,951  (15.4)
                        ========  ========  =====


Quarterly Review
Consolidated net sales for the quarter ended October 27, 2001 decreased by $23,403 from the third quarter of 2000. This decline was noted across all markets and product lines. The slowdown in consumer spending noted in the first half of 2001 became more pronounced following the events of September 11 and the resulting impact on the domestic economy. Sales to domestic consumer markets dropped 16.5% from the third quarter 2000 level. Domestic foodservice sales, which totaled 41.6% of the Company's sales in the current quarter, were especially impacted by the United States terrorist attacks. During the six weeks remaining after September 11, the Company saw a dramatic decrease in orders from its foodservice customers, as Americans traveled and dined out less. During the same period, international sales decreased by 13.8% from the same period last year. Sales in international markets accounted for 15.1% of the Company's total third quarter sales.

Gross margin as a percentage of net sales was 31.8% in the third quarter of 2001 as compared to 35.3% for the same period of 2000. The decrease in gross margin this quarter is attributable to the above referenced downturn in consumer and foodservice sales in 2001. To meet the lower demand, the Company's manufacturing plants operated at a lower capacity in the current quarter. The Company's domestic flatware plant operated on a reduced workweek during October, while the domestic china plant had an unscheduled two week shutdown. These actions prevented the build up of inventory, but generated negative manufacturing variances.

Total operating expenses decreased by $3,268, or 8.7%, from the same quarter last year. As a percentage of sales, the current quarter operating expenses increased by 2.0% from the same period last year to 26.7%.

During the second and third quarters of 2000, the Company recorded restructuring and unusual charges totaling $39,000. Included in this total was an inventory writedown of $24,000 related to product rationalization as a result of recent acquisitions as well as significant other stock keeping unit reductions. The Company established a $24,000 inventory reserve in the second quarter of 2000, approximately half of which was utilized through the most recent year end. In the third quarter of the current year, another $800 of the reserve was utilized to dispose of excess and discontinued product.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            Quarter ended October 27, 2001 compared with the quarter
                             ended October 28, 2000
                                 (In Thousands)

The remainder of the restructuring costs accrued of $15,000 related primarily to the consolidation of sales, marketing, logistics and administrative functions, realignment of product lines, "make versus buy" decisions and the impairment of certain manufacturing and procurement assets. All assets identified as impaired were written down by $5,000 to their net realizable value in the prior year. Other restructuring payments made to date totaled $8,700, of which $1,000 was paid in the current quarter.

There were no significant adjustments made to the original accruals for restructuring and unusual charges.

Interest expense, prior to capitalized interest, was $5,838 for the quarter ended October 27, 2001, a decrease of $1,586, or 21.4%, from the third quarter of 2000. This decrease is due to a combination of lower average borrowings (primarily as a result of inventory reduction) and outstanding interest rates in the current quarter as compared to a year ago.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            Nine Months ended October 27, 2001 compared with the nine
                          months ended October 28, 2000
                                 (In Thousands)

Operations
Net Sales by Product Line:

                          Nine Months Ended October
                           2001     2000    %Change
                         -------   -------   -----
Metal products.......   $242,300   $243,600    (.5)
Dinnerware Products..    105,100     99,700    5.4
Glass products.......     24,000     25,600   (6.3)
Other Products.......      3,382      5,262  (35.7)
                        --------   --------  -----
  Total...............  $374,782   $374,162     .2
                        ========   ========  =====


Year to date review
Consolidated net sales for the nine months ended October 27, 2001 increased slightly over the same period a year ago. Increases from the Company's 2000 acquisitions were offset by declines in the Company's existing businesses, particularly in all consumer product markets. Year to date, sales of consumer products (primarily metal) have declined 13.4% over the same period last year. Lagging domestic consumer demand experienced in the first half of this year was further dampened by the recent terrorist attacks and subsequent erosion of the United States economy. Due to the Delco acquisition in mid 2000, domestic foodservice sales have increased to account for 45.2% of the Company's 2001 sales. The events of September 11 had a significant immediate negative effect on the Company's foodservice business, as Americans have reduced their travel and entertainment spending. In spite of these events, sales to foodservice customers have increased by 11.7% over the same period last year. International sales increased by 8.8%, to $61,864 from the same period last year, primarily due to the Viners acquisition.

Gross margin as a percentage of net sales for the first nine months of the current year was 33.1% as compared to 36.7% for the same period of 2000, due largely to slowing down the volume of the Company's manufacturing plants. To match lower demand while still decreasing inventories, the Company's production facilities have been operating at a lower capacity than in 2000, thus generating negative manufacturing variances.

Total operating expenses increased by $3,807, or 3.9%, over the first nine months of the prior year due to the inclusion of the three acquisitions that took place in the late second and third quarters of 2000. As a percentage of sales, operating expenses were 27.3% in the current year to date, compared to 26.5% in 2000. The Company completed the integration of the Delco operations into its existing foodservice operations in the first quarter of 2001. This has lowered fixed operating costs and should continue to do so over the course of the rest of this year.

During the second and third quarters of 2000, the Company recorded restructuring and unusual charges totaling $39,000. Included in this total was an inventory writedown of $24,000 related to product rationalization as a result of recent acquisitions as well as significant other stock keeping unit reductions. The Company established a $24,000 inventory reserve in the first half of 2000,

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            Nine Months ended October 27, 2001 compared with the nine
                          months ended October 28, 2000
                                 (In Thousands)

approximately half of which was utilized through the most recent year end. In the current year, another $9,100 of the reserve was utilized to dispose of excess and discontinued product.

The remainder of the restructuring costs accrued of $15,000 related primarily to the consolidation of sales, marketing, logistics and administrative functions, realignment of product lines, "make versus buy" decisions and the impairment of certain manufacturing and procurement assets. All assets identified as impaired were written down by $5,000 to their net realizable value in the prior year. Other restructuring payments made to date totaled $9,700, of which $3,200 was paid in the current year.

There were no significant adjustments made to the original accruals for restructuring and unusual charges.

Interest expense, prior to capitalized interest, was $19,086 for the nine months ended October 27, 2001, an increase of $4,274 from the same period of 2000. This increase is due to higher average borrowings outstanding in 2001, attributable to the funding of the acquisitions made by the Company in mid 2000. Debt levels have dropped throughout the current year, due to inventory reductions, from a high point in the third quarter of 2000.

Liquidity & Financial Resources

A prime objective of the Company in 2001 has been to strengthen its balance sheet and reduce debt. During the first nine months of 2001, continual progress has been made toward attaining these goals. Year to date, inventories has been reduced by $25,600, while debt and current liabilities have declined by $25,400. The Company spent approximately $7,500 on capital projects focused primarily on its manufacturing facilities and retail fixturing. Capital spending for the remainder of 2001 is anticipated to be approximately $1,500.

Included in the long-term debt caption on the balance sheet are various senior notes. The note agreements relating thereto contain provisions which, among other things require maintenance of certain financial ratios related to levels of indebtedness, minimum net worth and interest coverage levels. The covenants limit certain types of payments including dividends and investments. At October 27, 2001, the maximum amount available for payment of dividends was $2,606.

During the first quarter of 2001, the Company and its lenders negotiated revised covenant levels and entered into a security agreement collateralizing the Company's debt with all of the domestic assets (excluding real estate holdings) of the Company and certain of its material domestic subsidiaries, as well as a majority of its investment in Oneida UK Limited. At October 27, 2001, the Company was not in compliance with its consolidated interest coverage and consolidated leverage covenants. The Company has entered into a Waiver and Amendment with its lenders and expects to complete a further amendment to the covenants and to provide further collateral.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                Nine Months ended October 27, 2001 compared with
                     the nine months ended October 28, 2000
                                 (In Thousands)


Management believes there is sufficient liquidity to support the Company's ongoing funding requirements from future operations as well as the availability of bank lines of credit. Working capital was $209,055 as of October 27, 2001.


New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 is currently effective and SFAS 142 is effective January 27, 2002 for the Corporation. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. In addition, goodwill recorded as a result of business combinations completed during the six-month period ending December 31, 2001 will not be amortized. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the Statement. The Corporation is currently reviewing the provisions of SFAS 141 and SFAS 142 and assessing the impact of adoption.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 provides guidance on the accounting for long-lived assets to be held and used and for assets to be disposed of though sale or by other means. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS 144 to have a material impact on the earnings or financial position of the Company.

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

                                OCTOBER 27, 2001

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 ONEIDA LTD
                                                 (Registrant)

Date:   December 10, 2001

                                                  /s/ GREGG R. DENNY
                                                 -------------------
                                                 Gregg R. Denny
                                                 Chief Financial Officer









                          STATEMENT OF DIFFERENCES
                          ------------------------

 The less-than-or-equal-to sign shall be expressed as...................  <=