Form 10-K
period 2002-01-26
ONEIDA LTD
filed 2002-04-26
CIK 74585

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the fiscal year ended January 26, 2002         Commission File Number 1-5452

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on a closing price of $14.75 per share as reported on the New York Stock Exchange Composite Index on April 15, 2002 was $233,923,860.

The number of shares of Common Stock ($1.00 par value) outstanding as of April 15, 2002, was 16,584,873.

                       Documents Incorporated by Reference

1. Portions of Oneida Ltd.'s Annual Report to Stockholders for the fiscal year ended January 26, 2002 (Parts I and II of Form 10-K).
2. Portions of Oneida Ltd.'s Definitive Proxy Statement dated April 25, 2002 (Part III of Form 10-K).
================================================================================
                Page 0 of 19. See list of Exhibits on pages 11-15

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

Since its inception, the Company has manufactured and marketed tableware - initially silverplated and, later, sterling and stainless steel products. By acquiring subsidiaries, entering into strategic distributorship arrangements and expanding its own tableware lines, the Company has diversified into the manufacture and distribution of commercial and retail china dinnerware and the distribution of other tableware, kitchenware and gift items, most notably crystal and glass stemware, barware and giftware.

b.       Industry Segments.

The Company's operations and assets are in one principal industry: tableware products. The Company's principal industry segments are grouped around the manufacture and distribution of three major product categories: metalware, dinnerware and glassware. The Company also distributes a variety of other tabletop accessories, kitchen utensils and giftware.

Information regarding the Company's operations by industry segment for the years ended January 26, 2002, January 27, 2001 and January 29, 2000 is set forth on page 27 of the Company's Annual Report to Stockholders for the year ended January 26, 2002, parts of which are incorporated herein by reference.

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

         Dinnerware:
Dinnerware includes domestic and imported china, porcelain and stoneware plates, bowls, cups, mugs, and a variety of serving pieces.

In June 2000, the Company acquired substantially all of the assets of Sakura, Inc., a leading marketer of consumer dinnerware and accessories. In business for over 40 years, Sakura's focus is on ceramic, porcelain and melamine dinnerware and accessories. Sakura's products carry both proprietary designs and designs licensed from a wide spectrum of leading artists and designers, including Debbie Mumm and Warren Kimble. The Company imports its consumer dinnerware from several international sources.

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

In September 1997, the Company became the exclusive distributor of Schott Zwiesel crystal products in the foodservice and consumer markets of the United States, Mexico and the Caribbean. In 1999, this distribution relationship was extended to include the foodservice and consumer markets of Australia, New Zealand, and Central and South America. In 2000, the foodservice and consumer markets of the United Kingdom were added as well. Schott Zwiesel is a German manufacturer of fine crystal stemware, barware and giftware. The Company markets Schott Zwiesel's crystal products under both the Schott Zwiesel and Oneida names.

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

The percentages of metalware, dinnerware, glassware and other tabletop accessories sales to total consolidated sales for the fiscal years, which end in January, are as follows:


                                                   2002                      2001                       2000
                                                   ----                      ----                       ----

Metalware:                                         65%                        66%                       68%
Dinnerware:                                        27%                        25%                       21%
Glassware:                                          7%                         8%                        8%
Other Tabletop Accessories:                         1%                         1%                        3%


Principal Markets.

         Consumer:
Consumer marketing focuses on individual consumers, and the Company's wide-ranging consumer marketing activities include both retail and direct operations. The Company's retail accounts include national and regional department store chains, mass merchandise and discount chains, specialty shops and local establishments. The Company's direct accounts serve business customers in the premium, incentive, mail order and direct selling markets. The Company also reaches consumers with its Kenwood Silver Company, Inc. and Encore Promotions, Inc. subsidiaries, both of which play a significant role in the marketing of the Company's products. Kenwood Silver Company, Inc. operates a chain of 64 Oneida factory outlet stores in resort and destination shopping areas across the United States, while Encore Promotions, Inc. runs supermarket redemption programs featuring a variety of tableware and household items. The Company also markets its products via its web site, www.oneida.com.

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

All sales and marketing functions in the Canadian market are served by the Company's Oneida Canada, Limited subsidiary while all sales and marketing functions in the Mexican, Central and South American and Caribbean markets are served by the Company's Oneida, S.A. de C.V. subsidiary.

In June 2000, the Company's English subsidiary, Oneida U.K. Limited, acquired all outstanding shares of London-based Viners of Sheffield Limited. Oneida U.K. Limited and Viners of Sheffield Limited, the leading marketer of consumer flatware and cookware in the U.K., currently serve the Company's European, African, Middle and Far Eastern and Asian and Pacific markets.

The Australian and New Zealand markets are served by the Company's subsidiary, Oneida Australia, Pty Ltd. In addition to marketing the Company's existing products, Oneida Australia Pty Ltd. continues the businesses of two 1998 acquisitions: Stanley Rogers & Son, a leading importer and marketer of stainless steel and silverplated flatware to retail customers in Australia and New Zealand, and Westminster China, a leading importer and marketer of porcelain dinnerware to the foodservice industry in Australia and New Zealand.

The Company owns approximately 97% of Oneida International, Inc., a corporation formed to market tabletop products of Italian design, some of which are manufactured in Italy while others are manufactured in Shanghai, China or sourced internationally. Oneida International, Inc. develops and markets these and other of the Company's products in the international foodservice market through its Italian subsidiary, Oneida Italy, S.r.l.

In addition to the foregoing, the Company also uses a network of independent representatives and distributors to market and sell the Company's products in countries where the Company does not have offices or employees of its own.

International orders for both foodservice and consumer products are filled by the Company from a variety of locations, including the Company's United States distribution centers in Sherrill, New York and Nashville, Tennessee, as well as the Company's international facilities in Niagara Falls, Canada; Toluca, Mexico; London, England; Bangor, Northern Ireland; Melbourne, Australia; and Vercelli, Italy. In addition, many orders are shipped directly from the suppliers to the Company's international customers.

Raw Materials.
The principal raw materials used by the Company in its manufacture of metalware are stainless steel, brass, silver and gold. For china, they are various clays, flint, aluminum oxide and glass frite. These materials are purchased in the open market to meet current requirements and have historically been available in adequate supply from multiple sources. The Company experienced no significant or unusual problems in the purchase of raw materials during the fiscal year ended January 2002. Although the Company has successfully met its raw materials requirements in the past, there may in the future be temporary shortages or sharp increases in the prices of raw materials due to a number of factors such as transportation disruptions, or production or processing delays. For example, the price of nickel, one of the components of stainless steel, a principal ingredient of the Company's metalware products, has been volatile since late 1999. While it is impossible to predict the timing or impact of future shortages and price increases, such shortages and increases have not in the past had any material adverse effects on the Company's operations.

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

Licenses.
The Company continues to explore opportunities to capitalize on the ONEIDA name in new product categories. One vehicle for this expansion has been licensing the ONEIDA name for use by third parties on products complementary to the Company's own core tableware lines. Examples include agreements with Robinson Knife Manufacturing Co., Inc. and Trendex Home Designs, Inc. for the manufacture and marketing of ONEIDA kitchen tools and accessories and ONEIDA kitchen and table linens, respectively. In addition, the Company also maintains license agreements that allow it to market lines of flatware under the WEDGWOOD and ROYAL DOULTON names, a line of dinnerware, flatware, glassware and related accessories under the COCA-COLA name and lines of dinnerware and flatware under the RUSSEL WRIGHT name. The Company began selling its WEDGWOOD flatware and RUSSEL WRIGHT dinnerware in the Spring of 2002. The RUSSEL WRIGHT flatware will follow in the Summer of 2002 and the COCA-COLA tableware and ROYAL DOULTON flatware in late 2002. Neither the terms nor the effects of any of the Company's license agreements are material.

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

Backlog Orders.
Tableware operations had order backlogs of $26,238,300 as of March 13, 2002 and $34,365,000 as of March 23, 2001. This backlog is expected to be filled during the current fiscal year, principally in the first quarter. The amount of backlog is reasonable for the tableware industry.

Market Conditions and Competition.
The Company is the only domestic manufacturer of a complete line of stainless steel, silverplated and sterling flatware. The Company believes that it is the largest producer of stainless steel and silverplated flatware in the world. The Company's dinnerware, holloware and crystal and glass lines, along with its flatware lines, make the Company a truly complete tableware supplier. The Company faces competition from several domestic companies that market both imported and domestically manufactured lines and from hundreds of importers engaged exclusively in marketing foreign-made tableware products. In recent years, there is also competition from department and specialty stores and foodservice establishments that import foreign-made tableware products under their own private labels for their sale or use. The Company strives to maintain its market position through product diversity, design innovation, and brand strength, especially among consumers.

The metalware, dinnerware and glassware businesses are each highly competitive. The principal factors affecting domestic consumer competition are design, price, quality and packaging. Other factors that have an effect on consumer competition are availability of replacement pieces, and product warranties. In the opinion of the Company, no one factor is dominant and the significance of the different competitive factors varies from customer to customer.

The principal factors affecting domestic foodservice competition are price, service and quality. The Company's foodservice products and service are highly regarded in this industry, and we are one of the largest sources of commercial china dinnerware and stainless steel and silverplated tableware in the United States.

The principal factors affecting international competition are brand recognition, design and quality. Other factors affecting the Company's participation in the international market include competition with local suppliers and high import duties, both of which increase the Company's costs relative to local producers.

Research and Development.
The Company places a considerable emphasis on excellence in development and design. To achieve this end, the Company maintains full time in-house design and engineering departments that continuously develop, test and improve products and manufacturing methods. Independent designers and collaborative efforts with other companies contribute to the Company's emphasis on development and design. The Company's actual expenditures on research and development activities during the past three fiscal years, however, have not been material.

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

Employment.
The Company and its subsidiaries employed approximately 2,580 employees in domestic operations and 1,390 employees in foreign operations as of March 1, 2002. The Company maintains positive relations with its domestic and foreign employees. With the exception of its Buffalo China, Inc. subsidiary, the Company's facilities are not unionized. The employees of Buffalo China Inc.'s manufacturing facility in Buffalo, New York are represented by the Glass, Molders, Pottery, Plastics & Allied Workers International Union AFL-CIO, CLC and its local union No. 76A. The current collective bargaining agreement between Buffalo China, Inc. and the Glass, Molders, Pottery, Plastics & Allied Workers International Union AFL-CIO, CLC and its local union No. 76A expires on July 31, 2005. The Company has experienced no work stoppages or strikes in the past five years.

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

ITEM 2.  PROPERTIES.

The principal properties of the Company and its subsidiaries are situated at the following locations and have the following characteristics:



                                                                                     Approximate Square Footage
                                                                                     --------------------------

Ontario, California                 Warehouse                                               206,000

Buffalo, New York                   Manufacturing China                                     257,000

Buffalo, New York                   Offices, Warehouse and China Decorating Facility        203,000

Buffalo, New York                   Offices and Warehouse                                    82,000

Oneida, New York                    Executive Administrative Offices                         95,000

Sherrill, New York                  Manufacturing Stainless Steel, Silverplated
                                    and Sterling Flatware                                 1,082,000



                                                                                     Approximate Square Footage
                                                                                     --------------------------

Sherrill, New York                  Offices and Warehouse                                   206,000

Sherrill, New York                  Manufacturing Knives                                    135,000

Nashville, Tennessee                Warehouse                                               293,000

Melbourne, Australia                Offices and Warehouse                                    60,000

Niagara Falls, Ontario,             Offices and Warehouse                                   120,000
Canada

Shanghai, China                     Manufacturing Foodservice Holloware                      55,000

London, England                     Offices and Warehouse                                    30,000

Bangor, N. Ireland                  Offices and Warehouse                                    32,000

Vercelli, Italy                     Offices, Warehouse and Manufacturing
                                    Stainless Steel Holloware                                84,000

Juarez, Mexico                      Manufacturing China                                      65,000

Mexico City, Mexico                 Offices and Warehouse                                    32,000

Toluca, Mexico                      Manufacturing Stainless Steel Flatware                   75,000


All of these buildings are owned by the Company with the following exceptions:

         o Ownership of the 206,000 square foot Sherrill, New York warehouse and office property was transferred to the Oneida County Industrial Development Agency on February 25, 2000 in exchange for various tax concessions from the county. The property will remain in the ownership of the Oneida County Industrial Development Agency for a term of fifteen years, upon the expiration of which the property will be conveyed back to the Company.

         o Ownership of the 203,000 square foot Buffalo, New York office, warehouse and decorating property was transferred to the Erie County Industrial Development Agency on February 29, 2000 in exchange for various tax concessions from the county. The property will remain in the ownership of the Erie County Industrial Development Agency for a term of fifteen years, upon the expiration of which the property will be conveyed back to Buffalo China.

         o The offices and warehouses in Ontario, California; Nashville, Tennessee; Melbourne, Australia; Mexico City, Mexico; Bangor, Northern Ireland; and London, England are leased.

In addition to the land primarily associated with its manufacturing operations, the Company owns approximately 600 additional acres in the cities of Sherrill and Oneida and the town of Vernon, New York.

The Company leases sales offices and/or showrooms in New York City and Melville and Malta, New York. The Company also leases retail outlet space in numerous locations throughout the United States through its subsidiary, Kenwood Silver Company, Inc., and in several locations in the United Kingdom through its subsidiary, Oneida U.K. Limited.

All of the Company's buildings are located on sufficient property to accommodate any further expansion or development planned over the next five years. The properties are served adequately by transportation facilities, are well maintained and are adequate for the purposes for which they are intended and used.

ITEM 3.  LEGAL PROCEEDINGS.

On December 8, 1998, the Oneida Indian Nation of New York, the Oneida Tribe of Indians of Wisconsin and the Oneida of the Thames, as Plaintiffs, along with The United States of America, as Intervenor, moved to amend their Complaint filed on May 3, 1974 in the United States District Court for the Northern District of New York against the Counties of Madison and Oneida, New York. The Amended Complaint sought to add the State of New York, New York State Thruway Authority, Utica-Rome Motorsports, Inc., Niagara Mohawk Power Corporation and the Oneida Valley National Bank, individually and as representatives of the class of similarly situated private landowners in Madison and Oneida Counties. The Complaint alleged that during the nineteenth century the Oneidas' lands were improperly transferred. The Oneidas sought title to the property as well as monetary damages. The Company's headquarters and main manufacturing and distribution facilities are located within this land claim area. On September 25, 2000 the Judge ruled that the private landowners, including the Company, could not be added as Defendants in this action.

On February 16, 2002, the Oneida Indian Nation of New York, the State of New York and Madison and Oneida Counties announced an agreement in principle to resolve the longstanding land claim. Later that month, to demonstrate their opposition to the announced settlement, the Oneida Tribe of Indians of Wisconsin began filing suits against private owners of commercial property within the land claim area. To date, approximately 40 such suits have been filed by the Oneida Tribe of Indians of Wisconsin. As of the date hereof, the Company has not been made the subject of such a suit.

In addition to the foregoing, the Company is involved in various routine legal proceedings incidental to the operation of its business. Other than as discussed herein, the Company's Management does not believe there is any ongoing or pending litigation with a possible material effect on the financial position of the Company.


ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF STOCKHOLDERS.

None.

                                     PART II

Information required to be furnished under Items 5 through 9 of this Part is set forth in, and incorporated by reference to, the Company's Annual Report to Stockholders for the year ended January 26, 2002, at the respective pages indicated.


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

Pages 12 through 33 of the Company's Annual Report.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Pages 12 through 33 of the Company's Annual Report.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                    PART III

Information required to be furnished under Items 10 through 13 of this Part is set forth in, and incorporated by reference to, the Company's definitive Proxy Statement dated April 25, 2002 (File 1-5452), at the respective pages indicated.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Pages 2 through 5 of the Company's definitive Proxy Statement.

Executive Officers of the Registrant

As of April 15, 2002, the persons named below are the executive officers of the Company and all have been elected to serve in the capacities indicated at the pleasure of the Oneida Ltd. Board of Directors. No family relationships exist among any of the executive officers named, nor is there any arrangement or understanding pursuant to which any person was selected as an officer.


Name, Age and Positions with Company            Principal Business Affiliations During Past Five Years
----------------------------------------------- ---------------------------------------------------------------------

Allan H. Conseur, 53                            Mr. Conseur was elected Executive Vice President in 1999. He also has
 Executive Vice President and                   held the positions of President, THC Systems, Inc. since 1996 and
 a Director                                     President, Oneida International, Inc. since 1998. He joined the Company in 1996.

Harold J. DeBarr,  57                           Mr. DeBarr was elected Corporate Senior Vice President in 1999. He had
  Corporate Senior Vice President,             been Senior Vice President, Manufacturing and Engineering since 1996.
  Manufacturing and Engineering



Name, Age and Positions with Company            Principal Business Affiliations During Past Five Years
----------------------------------------------- ---------------------------------------------------------------------

Gregg R. Denny, 45                              Mr. Denny was elected Chief Financial Officer in June 2000. He had been
  Chief Financial Officer                       Vice President of Purchasing since April 2000, Managing Director of
                                                Oneida's Australian operation since 1998 and Director of Purchasing since 1996.

Thomas A. Fetzner, 54                           Mr. Fetzner has been Vice President and Corporate Controller for
  Vice President and Corporate Controller       more than the past five years.

J. Peter Fobare, 52                             Mr. Fobare assumed responsibility for the Consumer Direct Division
  Senior Vice President and General             in 1999. He had been Senior Vice President and General Manager of
  Manager, Consumer Retail and Direct           the Consumer Retail Division for more than five years prior to
  Divisions and a Director                      1999.

Oliver B. Hasler, 38                            Mr. Hasler was elected Senior Vice President and Managing  Director,
  Senior Vice President and Managing            International  Division in 2000.  He had been  Managing  Director of
  Director, International Division              Oneida's Latin American  operation since 1998 and General Manager of
                                                Oneida Mexicana since 1995.

Robert J. Houle,  60                            Mr. Houle was elected  Corporate Vice President in 1999. He had been
  Corporate Vice President, Human               Vice  President,  Human Resources and  Manufacturing  Administration
  Resources                                     for more than five years prior to 1999.

James E. Joseph, 41                             Mr. Joseph was elected Senior Vice President and General Manager,
  Senior Vice President and General             Foodservice Division in August 2000. He had been Senior Vice
  Manager, Foodservice Division                 President, International Division since March 2000, Vice President and Managing Director of Oneida's European, African and Asian operations since 1998 and Managing Director of Oneida's Latin American operation since 1994.

Peter J. Kallet, 55                             Mr. Kallet was elected Chairman in 2000. He has been Chief
  Chairman of the Board, President and          Executive Officer since 1998 and President and Chief Operating
  Chief Executive Officer and a Director        Officer since 1996. He had been Senior Vice President and General
                                                Manager of the Company's Foodservice Division for more than five years prior to 1996.

Thomas E. Lowe,  51                             Mr. Lowe was elected President of Encore Promotions, Inc. in 2001.
  President, Encore Promotions, Inc.            He had been Senior Vice President, Marketing since 2000. Mr. Lowe joined the Company in 2000.

Robert L. Lupica,  40                           Mr. Lupica was elected Senior Vice President in 1999. He has been
  Senior Vice President and                     General Manager of the Company's Buffalo Operations since 1996.
  General Manager, Buffalo Operations           Mr. Lupica joined the Company in 1996.

Catherine H. Suttmeier, 45                      Ms. Suttmeier was elected Corporate Vice President in 1999. She has
  Corporate Vice President, Secretary and       been Vice President, Secretary and General Counsel for more than
  General Counsel and a Director                five years prior to 1999.



ITEM 11. EXECUTIVE  COMPENSATION.

Pages 6 through 10 of the Company's definitive Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT.

Pages 1, 2, 4, 6 and 7 of the Company's definitive Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Pages 1 through 5 of the Company's definitive Proxy Statement.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON
                      FORM 8-K.

(a) 1. Financial statements incorporated by reference from the Company's 2002 Annual Report to Stockholders and filed as part of this Report:

                  Consolidated Statements of Operations for the fiscal years ended 2002, 2001 and 2000 (page 12 of the Company's Annual Report).

                  Consolidated Balance Sheets for the fiscal years ended 2002 and 2001 (page 13 of the Company's Annual Report).

                  Consolidated Statements of Changes in Stockholders' Equity for the fiscal years ended 2002, 2001 and 2000 (page 14 of the Company's Annual Report).

                  Consolidated Statements of Cash Flows for the fiscal years ended 2002, 2001 and 2000 (page 15 of the Company's Annual Report).

                  Notes to Consolidated Financial Statements (pages 16 through 28 of the Company's Annual Report).

                  Independent Auditor's Report (page 29 of the Company's Annual Report).

         2.  Financial Statement Schedule:

                  Schedule II, Valuation and Qualifying Accounts, for fiscal years ended 2002, 2001 and 2000 (page 19 of this Report).

                  Report of Independent Accountants on Financial Statement Schedule (page 18 of this Report).

All other schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements submitted.

         3.  Exhibits:

            (3)(i) The Company's Restated Articles of Incorporation, as amended, which are incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 29, 2000.

              (ii) The Company's By-Laws, as amended and restated, which are incorporated by reference to the Registrant's
                           Annual Report on Form 10-K for the year ended January
                           29, 2000.


          (4)(a)(i)        Amended and Restated Credit Agreement dated as of
                           April 27, 2001, between Oneida Ltd., The Chase
                           Manhattan Bank and the various lenders named in the Agreement, which is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 28, 2001.

               (ii)        Security Agreement dated as of April 27, 2001 between
                           Oneida Ltd., THC Systems, Inc., the subsidiaries of
                           Oneida Ltd. which are signatories to the Agreement and The Chase Manhattan Bank, as collateral agent for the Secured Parties named in the Agreement, which is incorporated by reference to the Registrant's
                           Quarterly Report on Form 10-Q for the quarter ended
                           April 28, 2001.

              (iii)        Amendment No. 1 to the Security Agreement dated as of
                           April 27, 2001 between Oneida Ltd., THC Systems,
                           Inc., the subsidiaries of Oneida Ltd. which are signatories to the Agreement and The Chase Manhattan
                           Bank, as collateral agent for the Secured Parties named in the Agreement, which is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 28, 2001.
                           Amendment No. 1 is dated as of April 27, 2001.

               (iv)        Pledge Agreement dated as of April 27, 2001 between
                           Oneida Ltd., the subsidiaries of Oneida Ltd. which are signatories to the Agreement and The Chase
                           Manhattan Bank, as collateral agent for the Secured
                           Parties named in the Agreement, which is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 28, 2001.

                (v)        Amendment No. 1 to Amended and Restated Credit
                           Agreement dated as of April 27, 2001, between Oneida
                           Ltd., The Chase Manhattan Bank and the various lenders named in the Agreement, which is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 28, 2001.
                           Amendment No. 1 is dated May 31, 2001.

               (vi)        Waiver and Amendment No. 2 to Amended and Restated
                           Credit Agreement dated as of April 27, 2001, between
                           Oneida Ltd., JPMorgan Chase Bank (formerly known as
                           The Chase Manhattan Bank) and the various lenders named in the Agreement, which is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 27, 2001.
                           Waiver and Amendment No. 2 is dated December 7, 2001.

              (vii)        Amendment No. 3 to Amended and Restated Credit
                           Agreement dated as of April 27, 2001, between Oneida
                           Ltd., JPMorgan Chase Bank (formerly known as The
                           Chase Manhattan Bank) and the various lenders named in the Agreement. Amendment No. 3 is dated as of April 23, 2002.

             (viii)        Amended and Restated Collateral Agency and
                           Intercreditor Agreement dated as of April 23, 2002 between Allstate Life Insurance Company, Allstate
                           Insurance Company, Pacific Life Insurance Company,
                           JPMorgan Chase Bank and the various lenders named in the Agreement.

               (ix)        Amendment No. 1 to Pledge Agreement dated as of
                           April 27, 2001 between Oneida Ltd., the subsidiaries of Oneida Ltd. which are signatories to the Agreement and JPMorgan Chase Bank (formerly known as The Chase
                           Manhattan Bank), as collateral agent for the Secured
                           Parties named in the Agreement. Amendment No. 1 is dated as of April 23, 2002.



                (x)        Security Agreement dated as of April 23, 2002 between
                           Kenwood Silver Company, Inc. and JPMorgan Chase Bank, as collateral agent for the Secured Parties named in the Agreement.

               (xi)        Pledge Agreement dated as of April 23, 2002 between
                           Kenwood Silver Company, Inc. and JPMorgan Chase Bank, as collateral agent for the Secured Parties named in the Agreement.

             (xii)         Mortgage, Assignment of Leases and Rents and Security
                           Agreement dated as of April 23, 2002 between Buffalo
                           China, Inc., The Erie County Industrial Development
                           Agency and JPMorgan Chase Bank, as collateral agent for the Secured Parties named in the Agreement.

            (xiii)         Mortgage Spreader Agreement dated as of April 23,
                           2002 between Buffalo China, Inc., The Erie County
                           Industrial Development Agency and JPMorgan Chase
                           Bank, as collateral agent for the Secured Parties named in the Agreement.

             (xiv)         Mortgage, Assignment of Leases and Rents and Security
                           Agreement dated as of April 23, 2002 between Buffalo
                           China, Inc., The Erie County Industrial Development
                           Agency and JPMorgan Chase Bank, as collateral agent for the Secured Parties named in the Agreement.

              (xv)         Mortgage Spreader Agreement dated as of April 23,
                           2002 between Buffalo China, Inc., The Erie County
                           Industrial Development Agency and JPMorgan Chase
                           Bank, as collateral agent for the Secured Parties named in the Agreement.

             (xvi)         Mortgage, Assignment of Leases and Rents and Security
                           Agreement dated as of April 23, 2002 between Oneida
                           Ltd., The Oneida County Industrial Development Agency and JPMorgan Chase Bank, as collateral agent for the Secured Parties named in the Agreement.

            (xvii)         Mortgage Spreader Agreement dated as of April 23,
                           2002 between Oneida Ltd., The Oneida County
                           Industrial Development Agency and JPMorgan Chase
                           Bank, as collateral agent for the Secured Parties named in the Agreement.

           (xviii)         Mortgage, Assignment of Leases and Rents and Security
                           Agreement dated as of April 23, 2002 between Oneida
                           Ltd., The Oneida County Industrial Development Agency and JPMorgan Chase Bank, as collateral agent for the Secured Parties named in the Agreement.

             (xix)         Mortgage Spreader Agreement dated as of April 23,
                           2002 between Oneida Ltd., The Oneida County
                           Industrial Development Agency and JPMorgan Chase
                           Bank, as collateral agent for the Secured Parties named in the Agreement.

              (xx) 2001 Amended and Restated Note Purchase Agreement dated as of May 31, 2001, between Oneida Ltd., THC
                           Systems, Inc., Allstate Life Insurance Company,
                           Allstate Insurance Company and Pacific Life Insurance
                           Company, which is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 28, 2001.



             (xxi)         Waiver and Amendment No. 1 to 2001 Amended and
                           Restated Note Purchase Agreement (1996) dated as of
                           May 31, 2001, between Oneida Ltd., THC Systems, Inc.,
                           Allstate Life Insurance Company, Allstate Insurance
                           Company and Pacific Life Insurance Company, which is incorporated by reference to the Registrant's
                           Quarterly Report on Form 10-Q for the quarter ended
                           October 27, 2001. Waiver and Amendment No. 1 is dated
                           December 7, 2001.

            (xxii)         Amendment No. 2 to 2001 Amended and Restated Note
                           Purchase Agreement (1996) dated as of May 31, 2001, between Oneida Ltd., THC Systems, Inc., Allstate Life
                           Insurance Company, Allstate Insurance Company and
                           Pacific Life Insurance Company. Amendment No. 2 is dated April 23, 2002.

             (b)           Amended and Restated Rights Agreement adopted by the
                           Board of Directors on October 27, 1999 and dated
                           December 3, 1999, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 29, 2000.

         (10)(a)(i) Employment Agreement with one executive employee of the Company dated March 12, 1999, which is incorporated by reference to the Registrant's Annual
                           Report on Form 10-K for the year ended January 29, 2000.

               (ii) Employment Agreements with 8 executive employees of the Company dated November 15, 1999.

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

             (f)           Amended and Restated Oneida Ltd. Restricted Stock
                           Award Plan adopted by the Board of Directors on March
                           29, 2000 and approved by the stockholders on May 31, 2000, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 27, 2001.

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


             (i) Oneida Ltd. 2000 Non-Employee Directors' Equity Plan adopted by the Board of Directors on March 29, 2000 and approved by the stockholders on May 31, 2000, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 27, 2001.

         (13)              Portions of the Oneida Ltd. Annual Report to
                           Stockholders for the fiscal year ended January 26, 2002, which have been incorporated by reference in this Form 10-K.

         (21)              Subsidiaries of the Registrant.


(b) During the quarter ended January 26, 2002 no Reports on Form 8-K were filed by the Registrant.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ONEIDA  LTD.

                                       By: /s/ PETER J. KALLET
                                           ________________________________
                                              Peter J. Kallet
                                       Chairman of the Board, President
                                       and Chief Executive Officer

Date:  March 27, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                                              Title                                       Date
---------                                              -----                                       ----
Principal Executive Officer

                                                       Chairman of the Board, President and        March 27, 2002
/s/     PETER J. KALLET                                Chief Executive Officer
_____________________________________________
         Peter J. Kallet

Principal Financial Officer

/S/    GREGG R. DENNY                                  Chief Financial Officer                     March 27, 2002
_____________________________________________
        Gregg R. Denny

Principal Accounting Officer

/s/     THOMAS A. FETZNER                              Vice President and Corporate Controller     March 27, 2002
_____________________________________________
         Thomas A. Fetzner


The Board of Directors

/s/     WILLIAM F. ALLYN                               Director                                    March 27, 2002
_____________________________________________
         William F. Allyn

/s/     R. QUINTUS ANDERSON                            Director                                    March 27, 2002
_____________________________________________
         R. Quintus Anderson

/s/     GEORGIA S. DERRICO                             Director                                    March 27, 2002
_____________________________________________
        Georgia S. Derrico

/s/     J. PETER FOBARE                                Director                                    March 27, 2002
_____________________________________________
        J. Peter Fobare




Signature                                              Title                                       Date
---------                                              -----                                       ----

/s/    GREGORY M. HARDEN                               Director                                    March 27, 2002
_____________________________________________
       Gregory M. Harden

/s/      PETER J.  KALLET                              Director                                    March 27, 2002
_____________________________________________
          Peter J. Kallet

/s/     Whitney D. Pidot                               Director                                    March 27, 2002
_____________________________________________
         Whitney D. Pidot

/s/     CATHERINE H. SUTTMEIER                         Director                                    March 27, 2002
_____________________________________________
        Catherine H. Suttmeier

/s/     William M. Tuck                                Director                                    March 27, 2002
_____________________________________________
         William M. Tuck



                      Report of Independent Accountants on
                          Financial Statement Schedule


To the Board of Directors and Stockholders of Oneida Ltd.

         Our audits of the consolidated financial statements referred to in our report dated February 25, 2002 appearing in the 2002 Annual Report to Shareholders of Oneida Ltd. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP


Syracuse, New York
February 25, 2002





                       CONSENT OF INDEPENDENT ACCOUNTANTS

      We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (File Nos. 2-84304, 33-49462, 333-10795, 333-66425 and
333-87007) and Form S-3 (File No. 33-64608) of Oneida Ltd. of our report dated February 25, 2002 relating to the financial statements, which appear in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated February 25, 2002 relating to the financial statement schedules, which appear in this Form 10-K.

                                       PRICEWATERHOUSECOOPERS LLP


/s/ PricewaterhouseCoopers LLP

 Syracuse, New York
 April 25, 2002

                                                                     SCHEDULE II


                                   ONEIDA LTD.
                          AND CONSOLIDATED SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                 FOR THE YEARS ENDED JANUARY 2002, 2001 AND 2000
                                   (Thousands)


-------------------------------------------------------------------------------------------------------------

                      Column A               Column B         Column C           Column D           Column E

-------------------------------------------------------------------------------------------------------------

                                                              Additions
                                             Balance at       Charged to                          Balance at
                                             Beginning         Cost and                             End of
                     Description             of Period         Expenses         Deductions          Period

-------------------------------------------------------------------------------------------------------------

YEAR ENDED JANUARY 26, 2002:
     Reserves deducted from assets to
     which they apply:
         Accounts receivable reserves .......  $ 3,072          $ 2,797         $ 2,394(b)          $ 3,475
                                               =======          =======         =======             =======
         Inventory reserves .................  $13,323          $   435         $ 9,164(d)          $ 4,594
                                               =======          =======         =======             =======


YEAR ENDED JANUARY 27, 2001:
     Reserves deducted from assets to
      Which they apply:
         Accounts receivable reserves .......  $ 1,409          $ 2,802(a)      $ 1,139(b)          $ 3,072
                                               =======          =======         =======             =======
         Inventory reserves .................  $ 1,172          $26,021(c)      $13,870(d)          $13,323
                                               =======          =======         =======             =======


YEAR ENDED JANUARY 29, 2000:
     Reserves deducted from assets to
     which they apply:
         Accounts receivable reserves .......  $ 1,520          $   823         $   934(b)          $ 1,409
                                               =======          =======         =======             =======
         Inventory reserves .................  $ 1,466          $ 4,010(c)      $ 4,304(d)          $ 1,172
                                               =======          =======         =======             =======


--------------------

(a) Includes $1,319 of reserve additions from acquisitions. These amounts were not charged to expense.
(b) Adjustments and doubtful accounts written off.
(c) Includes restructuring charges of $24,000 and $3,000 in 2001 and 2000, respectively.
(d) Adjustments and inventory disposals.

                                Index to Exhibits

Exhibits:

            (3)(i) The Company's Restated Articles of Incorporation, as amended, which are incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 29, 2000.

              (ii) The Company's By-Laws, as amended and restated, which are incorporated by reference to the Registrant's
                           Annual Report on Form 10-K for the year ended January
                           29, 2000.

         (4)(a)(i)         Amended and Restated Credit Agreement dated as of
                           April 27, 2001, between Oneida Ltd., The Chase
                           Manhattan Bank and the various lenders named in the Agreement, which is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 28, 2001.

              (ii)         Security Agreement dated as of April 27, 2001 between
                           Oneida Ltd., THC Systems, Inc., the subsidiaries of
                           Oneida Ltd. which are signatories to the Agreement and The Chase Manhattan Bank, as collateral agent for the Secured Parties named in the Agreement, which is incorporated by reference to the Registrant's
                           Quarterly Report on Form 10-Q for the quarter ended
                           April 28, 2001.

              (iii)        Amendment No. 1 to the Security Agreement dated as of
                           April 27, 2001 between Oneida Ltd., THC Systems,
                           Inc., the subsidiaries of Oneida Ltd. which are signatories to the Agreement and The Chase Manhattan
                           Bank, as collateral agent for the Secured Parties named in the Agreement, which is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 28, 2001.
                           Amendment No. 1 is dated as of April 27, 2001.

               (iv)        Pledge Agreement dated as of April 27, 2001 between
                           Oneida Ltd., the subsidiaries of Oneida Ltd. which are signatories to the Agreement and The Chase
                           Manhattan Bank, as collateral agent for the Secured
                           Parties named in the Agreement, which is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 28, 2001.

                (v)        Amendment No. 1 to Amended and Restated Credit
                           Agreement dated as of April 27, 2001, between Oneida
                           Ltd., The Chase Manhattan Bank and the various lenders named in the Agreement, which is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 28, 2001.
                           Amendment No. 1 is dated May 31, 2001.

               (vi)        Waiver and Amendment No. 2 to Amended and Restated
                           Credit Agreement dated as of April 27, 2001, between
                           Oneida Ltd., JPMorgan Chase Bank (formerly known as
                           The Chase Manhattan Bank) and the various lenders named in the Agreement, which is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 27, 2001.
                           Waiver and Amendment No. 2 is dated December 7, 2001.

              (vii)        Amendment No. 3 to Amended and Restated Credit
                           Agreement dated as of April 27, 2001, between Oneida
                           Ltd., JPMorgan Chase Bank (formerly known as The
                           Chase Manhattan Bank) and the various lenders named in the Agreement. Amendment No. 3 is dated as of April 23, 2002.



             (viii)        Amended and Restated Collateral Agency and
                           Intercreditor Agreement dated as of April 23, 2002 between Allstate Life Insurance Company, Allstate
                           Insurance Company, Pacific Life Insurance Company,
                           JPMorgan Chase Bank and the various lenders named in the Agreement.

               (ix)        Amendment No. 1 to Pledge Agreement dated as of
                           April 27, 2001 between Oneida Ltd., the subsidiaries of Oneida Ltd. which are signatories to the Agreement and JPMorgan Chase Bank (formerly known as The Chase
                           Manhattan Bank), as collateral agent for the Secured
                           Parties named in the Agreement. Amendment No. 1 is dated as of April 23, 2002.

                (x)        Security Agreement dated as of April 23, 2002 between
                           Kenwood Silver Company, Inc. and JPMorgan Chase Bank, as collateral agent for the Secured Parties named in the Agreement.

               (xi)        Pledge Agreement dated as of April 23, 2002 between
                           Kenwood Silver Company, Inc. and JPMorgan Chase Bank, as collateral agent for the Secured Parties named in the Agreement.

              (xii)        Mortgage, Assignment of Leases and Rents and Security
                           Agreement dated as of April 23, 2002 between Buffalo
                           China, Inc., The Erie County Industrial Development
                           Agency and JPMorgan Chase Bank, as collateral agent for the Secured Parties named in the Agreement.

             (xiii)        Mortgage Spreader Agreement dated as of April 23,
                           2002 between Buffalo China, Inc., The Erie County
                           Industrial Development Agency and JPMorgan Chase
                           Bank, as collateral agent for the Secured Parties named in the Agreement.

              (xiv)        Mortgage, Assignment of Leases and Rents and Security
                           Agreement dated as of April 23, 2002 between Buffalo
                           China, Inc., The Erie County Industrial Development
                           Agency and JPMorgan Chase Bank, as collateral agent for the Secured Parties named in the Agreement.

               (xv)        Mortgage Spreader Agreement dated as of April 23,
                           2002 between Buffalo China, Inc., The Erie County
                           Industrial Development Agency and JPMorgan Chase
                           Bank, as collateral agent for the Secured Parties named in the Agreement.

              (xvi)        Mortgage, Assignment of Leases and Rents and Security
                           Agreement dated as of April 23, 2002 between Oneida
                           Ltd., The Oneida County Industrial Development Agency and JPMorgan Chase Bank, as collateral agent for the Secured Parties named in the Agreement.

             (xvii)        Mortgage Spreader Agreement dated as of April 23,
                           2002 between Oneida Ltd., The Oneida County
                           Industrial Development Agency and JPMorgan Chase
                           Bank, as collateral agent for the Secured Parties named in the Agreement.

            (xviii)        Mortgage, Assignment of Leases and Rents and Security
                           Agreement dated as of April 23, 2002 between Oneida
                           Ltd., The Oneida County Industrial Development Agency and JPMorgan Chase Bank, as collateral agent for the Secured Parties named in the Agreement.

              (xix)        Mortgage Spreader Agreement dated as of April 23,
                           2002 between Oneida Ltd., The Oneida County
                           Industrial Development Agency and JPMorgan Chase
                           Bank, as collateral agent for the Secured Parties named in the Agreement.




               (xx) 2001 Amended and Restated Note Purchase Agreement dated as of May 31, 2001, between Oneida Ltd., THC
                           Systems, Inc., Allstate Life Insurance Company,
                           Allstate Insurance Company and Pacific Life Insurance
                           Company, which is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 28, 2001.

              (xxi)        Waiver and Amendment No. 1 to 2001 Amended and
                           Restated Note Purchase Agreement (1996) dated as of
                           May 31, 2001, between Oneida Ltd., THC Systems, Inc.,
                           Allstate Life Insurance Company, Allstate Insurance
                           Company and Pacific Life Insurance Company, which is incorporated by reference to the Registrant's
                           Quarterly Report on Form 10-Q for the quarter ended
                           October 27, 2001. Waiver and Amendment No. 1 is dated
                           December 7, 2001.

             (xxii)        Amendment No. 2 to 2001 Amended and Restated Note
                           Purchase Agreement (1996) dated as of May 31, 2001, between Oneida Ltd., THC Systems, Inc., Allstate Life
                           Insurance Company, Allstate Insurance Company and
                           Pacific Life Insurance Company. Amendment No. 2 is dated April 23, 2002.

             (b)           Amended and Restated Rights Agreement adopted by the
                           Board of Directors on October 27, 1999 and dated
                           December 3, 1999, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 29, 2000.

         (10)(a)(i) Employment Agreement with one executive employee of the Company dated March 12, 1999, which is incorporated by reference to the Registrant's Annual
                           Report on Form 10-K for the year ended January 29, 2000.

               (ii) Employment Agreements with 8 executive employees of the Company dated November 15, 1999.

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

            (f)            Amended and Restated Oneida Ltd. Restricted Stock
                           Award Plan adopted by the Board of Directors on March
                           29, 2000 and approved by the stockholders on May 31, 2000, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 27, 2001.



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

            (i) Oneida Ltd. 2000 Non-Employee Directors' Equity Plan adopted by the Board of Directors on March 29, 2000 and approved by the stockholders on May 31, 2000, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 27, 2001.

         (13)              Portions of the Oneida Ltd. Annual Report to
                           Stockholders for the fiscal year ended January 26, 2002, which have been incorporated by reference in this Form 10-K.

         (21)              Subsidiaries of the Registrant.

