Form 10-Q
period 2002-04-27
ONEIDA LTD
filed 2002-06-11
CIK 74585

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 27, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 7, 2002: 16,541,323

                                   ONEIDA LTD.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED APRIL 27, 2002

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

           ITEM 3.         DEFAULT UNDER SENIOR SECURITES.

                           None.

           ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                           None.

           ITEM 5.         OTHER INFORMATION.

                           None.

           ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.

                           None.



SIGNATURES

                                   ONEIDA LTD.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                            FOR THE
                                                        THREE MONTHS ENDED
(Thousands except per                                  APR 27,      APR 28,
  share amounts)                                        2002         2001
                                                      --------     --------
NET SALES .....................................      $115,006      $126,806
COST OF SALES .................................        77,500        85,281
                                                      --------     --------
GROSS MARGIN ..................................        37,506        41,525
OPERATING REVENUES ............................           368           408
                                                      --------     --------
                                                       37,874        41,933
OPERATING EXPENSES:
  Selling, distribution and
   administrative expenses ....................        31,442        33,966
                                                      --------     --------
INCOME FROM OPERATIONS ........................         6,432         7,967
OTHER (INCOME)EXPENSE .........................           366          (138)
INTEREST EXPENSE ..............................         4,086         7,121
                                                      --------     --------
INCOME BEFORE INCOME TAXES ....................         2,712           708
PROVISION FOR INCOME TAXES ....................         1,010           267
                                                      --------     --------
NET INCOME ....................................       $ 1,702      $    441
                                                      ========     ========
EARNINGS PER SHARE OF COMMON STOCK:
  Net income:
    Basic .....................................          $.10          $.02
    Diluted (NOTE 4) ..........................           .10           .02
SHARES USED IN PER SHARE DATA:
    Basic .....................................        16,530        16,411
    Diluted (NOTE 4) ..........................        16,558        16,497
CASH DIVIDENDS DECLARED .......................          $.02          $.05



See notes to consolidated financial statements.

                                   ONEIDA LTD.
                           CONSOLIDATED BALANCE SHEET
                       APRIL 27, 2002 AND JANUARY 26, 2002
                                   (Unaudited)


                                                         (Dollars in Thousands)
                                                            APR 27,   JAN 26,
                                                             2002      2002
                                                          -------      -------
ASSETS

 CURRENT ASSETS:
  Cash...............................................       $4,556      $11,112
  Accounts receivable, net of allowance for doubtful.
   accounts of $3,554 and $3,475.....................       79,010       78,420
  Other accounts and notes receivable................        3,197        2,524
  Inventories:
   Finished goods....................................      139,431      147,097
   Goods in process..................................       12,556       13,112
   Raw materials and supplies........................        8,698        9,314
  Other current assets...............................       17,956       18,540
                                                          --------     --------
     Total current assets............................      265,404      280,119
                                                          --------     --------
 PROPERTY, PLANT AND EQUIPMENT-At cost:
  Property, plant and equipment......................      253,898      252,144
  Less accumulated depreciation......................      147,359      143,772
                                                          --------     --------
     Property, plant and equipment-net...............      106,539      108,372
                                                          --------     --------
 OTHER ASSETS:
  Goodwill - net.....................................      133,335      133,897
  Deferred income taxes..............................       19,240       19,181
  Other assets.......................................        8,783        4,566
                                                          --------     --------
      TOTAL..........................................     $533,301     $546,135
                                                          ========     ========


  See notes to consolidated financial statements.

                                   ONEIDA LTD.
                           CONSOLIDATED BALANCE SHEET
                       APRIL 27, 2002 AND JANUARY 26, 2002
                                   (Unaudited)


                                                          (Dollars in Thousands)
                                                           APR 27,      JAN 26,
                                                            2002         2002
                                                           -------      -------
LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
  Short-term debt...............................           $ 7,206      $11,430
  Accounts payable..............................            24,425       24,848
  Accrued liabilities...........................            37,206       37,950
  Accrued income taxes..........................             4,848        3,696
  Dividends payable.............................               352          363
  Current installments of long-term debt........             4,907        3,956
                                                          --------     --------
     Total current liabilities..................            78,944       82,243
                                                          --------     --------
 LONG-TERM DEBT.................................           244,223      256,170
                                                          --------     --------
 OTHER LIABILITIES:
  Accrued postretirement liability..............            57,429       56,410
  Accrued pension liability.....................            14,899       15,206
  Other liabilities.............................             8,987        8,725
                                                          --------     --------
     Total......................................            81,315       80,341
                                                          --------     --------
 STOCKHOLDERS' EQUITY:
  Cumulative 6% preferred stock; $25 par
   value; authorized 95,660 shares, issued
   86,036 shares, callable at $30 per share.....             2,151        2,151
  Common stock $1 par value; authorized
   48,000,000 shares, issued 17,820,537
   and 17,809,235 shares........................            17,821       17,809
  Additional paid-in capital....................            84,082       83,965
  Retained earnings.............................            65,268       63,918
  Accumulated other comprehensive loss..........           (16,368)     (16,328)
  Less cost of common stock held in
   treasury; 1,285,679 shares...................           (24,134)     (24,134)
                                                          ---------    --------
    Stockholders' Equity........................           128,819      127,381
                                                          ---------    --------
      TOTAL.....................................          $533,301     $546,135
                                                          =========    ========


See notes to consolidated financial statements.

                                   ONEIDA LTD.
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED APRIL 27, 2002
                                   (Unaudited)


                                                             Add'l
                          Comp.   Common   Common   Pref'd  Paid-in    Retained
                         Income   Shares    Stock    Stock   Capital   Earnings
                        -------------------------------------------------------
Balance at Jan 26, 2002..         17,809   $17,809  $2,151   $83,965   $63,918
Stock plan activity, net.             12        12               117
Purchase/retirement of
Treasury stock, net......
Cash dividends declared
   ($.02 per share)......                                                 (352)
Net income...............$ 1,702                                         1,702
Other comprehensive
   loss..................   (40)
                         -------
Comprehensive income.... $ 1,662
                         =======
                                  --------------------------------------------
Balance at Apr 27, 2002..         17,821  $17,821   $2,151   $84,082   $65,268
                                  ============================================



                               Other Comp           Treasury         Unallocated
                              Income (Loss)          Stock              ESOP
                        -------------------------------------------------------
Balance at Jan 26, 2002..     $(16,328)            $(24,134)
Stock plan activity, net.
Purchase/retirement of
Treasury stock, net......
Cash dividends declared
   ($.02 per share)......
Net income...............
Other comprehensive
   loss..................          (40)

                        -------------------------------------------------------
Balance at Apr 27, 2002..     $(16,368)            $(24,134)
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

                                   ONEIDA LTD.
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED APRIL 28, 2001
                                   (Unaudited)


                                                             Add'l
                          Comp.   Common   Common   Pref'd  Paid-in    Retained
                         Income   Shares    Stock    Stock   Capital   Earnings
                        -------------------------------------------------------
Balance at Jan 27, 2001..         17,703   $17,703  $2,167   $82,956   $57,495
Stock plan activity, net.             19        19               147
Purchase/retirement of
Treasury stock, net......
Cash dividends declared
   ($.05 per share)......                                                (855)
Net income...............$   441                                          441
Other comprehensive
   loss.................. (2,595)
                         -------
Comprehensive loss...... $(2,154)
                         =======
                                  --------------------------------------------
Balance at Apr 28, 2001..         17,722   $17,722  $2,167   $83,103   $57,081
                                  ============================================


                               Other Comp           Treasury         Unallocated
                              Income (Loss)          Stock              ESOP
                        -------------------------------------------------------
Balance at Jan 27, 2001..     $(11,423)            $(24,590)
Stock plan activity, net.
Purchase/retirement of
Treasury stock, net......                               235
Cash dividends declared
   ($.05 per share)......
Net loss.................
Other comprehensive
   loss..................       (2,595)
                        -------------------------------------------------------
Balance at Apr 28, 2001..     $(14,018)            $(24,355)
                        =======================================================



See notes to consolidated financial statements.

                                   ONEIDA LTD.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
          FOR THE THREE MONTHS ENDED APRIL 27, 2002 AND APRIL 28, 2001
                                   (Unaudited)
                                 (In Thousands)


                                                                  FOR THE
                                                             THREE MONTHS ENDED
                                                            APR 27,       APR 28,
                                                             2002          2001
                                                           --------      --------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income .........................................       $1,702          $441
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization .....................        4,146         4,536
   Deferred taxes and other non-cash
      charges and credits ............................          705        (4,868)
   Decrease (increase) in operating assets:
        Receivables ..................................       (1,263)       (2,672)
    Inventories ......................................        8,696         8,694
    Other current assets .............................       (2,522)        1,587
    Other assets .....................................       (4,253)         (594)
   Increase in accounts payable ......................         (423)          480
   Decrease in accrued liabilities ...................          896        (9,252)
                                                           --------      --------
      Net cash provided (used) by operating activities        7,684        (1,648)
                                                           --------      --------
CASH FLOW FROM INVESTING ACTIVITIES:
  Property, plant and equipment expenditure-net ......       (1,880)       (2,648)
  Proceeds from sale of marketable securities ........        3,106
  Other, net .........................................           16            (2)
                                                           --------      --------
      Net cash used in investing activities ..........        1,242        (2,650)
                                                           --------      --------
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock .............          129           166
  Issuance of treasury stock .........................          235
  (Decrease)/Increase in short-term debt-net .........       (4,224)        4,186
  Payment of long-term debt ..........................      (12,325)
  Proceeds from issuance of long-term debt ...........        1,330         6,263
  Dividends paid .....................................         (352)       (1,670)
                                                           --------      --------
      Net cash provided by financing activities ......      (15,442)        9,180
                                                           --------      --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ..............          (40)       (2,595)
                                                           --------      --------
NET (DECREASE)INCREASE IN CASH .......................       (6,556)        2,287
CASH AT BEGINNING OF YEAR ............................       11,112         2,163
                                                           --------      --------
CASH AT END OF PERIOD ................................       $4,556        $4,450
                                                           ========      ========



See notes to consolidated financial statements.

                                   ONEIDA LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Thousands)


1. The statements for the three months ended April 27, 2002 and April 28, 2001 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended April 27, 2002 are not necessarily indicative of the results of operations to be expected for the year ending January 25, 2003. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended in January 2002 and 2001 included in the Company's January 26, 2002 Annual Report to the Securities and Exchange Commission on Form 10-K.

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

The following is a reconciliation of basic earnings per share to diluted earnings per share for the three months ended April 27, 2002 and April 28, 2001:


                            Net     Preferred     Adjusted              Earnings
                           Income    Stock       Net Income    Average      Per
                           (Loss)   Dividends      (Loss)      Shares     Share
--------------------------------------------------------------------------------
2002:
Basic earnings
 per share.............. $1,702      $(32)         $1,670       16,530      $.10
Effect of stock options.                                            28
Diluted earnings
 per share..............  1,702       (32)          1,670       16,558       .10
--------------------------------------------------------------------------------
2001:
Basic earnings
 per share..............   $441      $(32)          $409        16,411      $.02
Effect of stock options.                                            86
Diluted earnings
 per share..............    441       (32)           409        16,497       .02
--------------------------------------------------------------------------------

                                   ONEIDA LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Thousands)


4. Included in the long-term debt caption on the balance sheet are various senior notes. The note agreements relating thereto contain provisions which, among other things, require maintenance of certain financial ratios related to levels of indebtedness, minimum net worth and interest coverage levels. The covenants limit certain types of payments including dividends, capital expenditures, intercompany indebtedness and letters of credit. Under the provisions of the amended note agreements, at April 27, 2002, the Company was able to declare dividends of up to $375 per quarter.

5. The Company's operations and assets are in one principal industry; tableware products. The Company's reportable segments are grouped around the manufacture and distribution of three major product categories: metal tableware, china dinnerware and glass tabletop products. The Company also distributes a variety of other tabletop accessories. These products are sold directly to a broad base of retail outlets including department stores, mass merchandisers, Oneida Home stores and chain stores. Additionally, these products are sold to special sales markets, which include customers who use them as premiums, incentives and business gifts. The Company also sells directly or through distributors to foodservice operations worldwide, including hotels, restaurants, airlines, cruise lines, schools and healthcare facilities. The Company's operations are located in the United States, Canada, Mexico, Italy, Australia, The United Kingdom, Hong Kong and China.

Sales by reportable segment for the first quarter of 2002 and 2001 were as follows:


                                                  (000)
                                                  -----
                                    Metal   Dinnerware  Glass    Other   Total
                                    ------------------------------------------
2002 Net Sales                      $69,600  $36,200   $7,100   $2,106 $115,006

2001 Net Sales                      $83,500  $33,900   $7,900   $1,506 $126,806


6. In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). We adopted SFAS 142 effective January 27, 2002. Under this standard, amortization of goodwill and certain intangible assets, including certain intangibles recorded as a result of past business combinations, is to be discontinued upon adoption of SFAS 142. The new standard requires that goodwill and intangible assets be tested for impairment on an annual basis. The Company will be performing the impairment tests of goodwill in the second fiscal quarter of 2002. No material impact on the earnings or financial position of the Company is expected as a result of the impairment tests.

                                   ONEIDA LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Thousands)





The following is a reconciliation assuming goodwill and other intangible assets had been accounted for in accordance with the provisions of SFAS 142 in the quarter ended April 28, 2001:


                                                          Three months ended
                                                                 April
                                                         2002             2001
                                                         ----             ----
Reported net income                                     $1,702              $441
Adjustments (net of income taxes):
  Goodwill amortization                                                      576
                                                                          ------
Adjusted net income                                     $1,702            $1,017
                                                        ======            ======

Earnings per share:
Basic:
  Reported net income                                     $.10              $.02
  Adjusted net income                                      .10               .05

Diluted:
  Reported net income                                     $.10              $.02
  Adjusted net income                                      .10               .05



                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          Quarter ended April 27, 2002 compared with the quarter ended
                                 April 28, 2001
                                 (In Thousands)


Operations
Net Sales by Product Line:
                                                --- Three Months Ended--
                                           2002             2001           %Change
                                         --------         --------         ------
Metal products .................         $ 69,600         $ 83,500         (16.6)
Dinnerware Products ............           36,200           33,900           6.8
Glass products .................            7,100            7,900         (10.1)
Other Products .................            2,106            1,506          39.8
                                         --------         --------          ----
  Total ........................         $115,006         $126,806          (9.3)
                                         ========         ========          ====


Quarterly Review
Consolidated net sales for the quarter ended April 27, 2002 were $11,800 lower than in the first quarter of the prior year, reflecting continuing softness in the overall economy. In spite of slowdowns in consumer and foodservice sales levels, sales of dinnerware products increased in both markets.

Gross margin as a percentage of net sales was 32.6% in the first quarter of 2002, comparable to the 32.7% realized for the same period of 2001. As was done through most of 2001, the Company ran its manufacturing facilities at lower volumes to better match incoming order levels. This resulted in overhead variances and plant utilization inefficiencies. As order levels increased at the end of the current quarter, manufacturing levels were raised accordingly.

Total operating expenses decreased by $2,524, or 7.4%, from the same quarter last year. This decrease is attributable to the reduction of goodwill amortization of $918, in accordance with the adoption of FAS # 142 and continued efforts to reduce operating costs and integrate the operations of the three companies acquired in mid 2000.

Interest expense, prior to capitalized interest, was $4,112 for the quarter ended April 27, 2002, a decrease of $3,100 from the first quarter of 2001. This decrease is due to significantly lower average borrowings and lower prevailing interest rates incurred throughout the current quarter.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          Quarter ended April 27, 2002 compared with the quarter ended
                                 April 28, 2001
                                 (In Thousands)




Liquidity & Financial Resources

A prime objective of the Company since mid-2000 has been to strengthen its balance sheet and reduce debt. During the first quarter of 2002, continued significant progress was made toward these goals. Inventories were decreased by an additional $9,000 during the quarter and debt was reduced by approximately $15,000 in the same period. Cash flow generated from operations for the first quarter was $7,684, as compared to a net operating usage of cash of $1,648 in the prior year's first quarter. During the first quarter of 2002, the Company received approximately $3,100 from the sale of marketable equity securities. These proceeds were directly applied to pay down debt. The Company spent approximately $1,900 in the first quarter on capital projects focused primarily on its manufacturing facilities. Capital spending for the remainder of 2002 is anticipated to be approximately $8,100.

Included in the long-term debt caption on the balance sheet are various senior notes. The note agreements relating thereto contain provisions which, among other things require maintenance of certain financial ratios related to levels of indebtedness, minimum net worth and interest coverage levels. The covenants limit certain types of payments including dividends, capital expenditures, intercompany indebtedness and letters of credit. Under the provisions of the amended note agreements, at April 27, 2002, the Company was able to declare dividends of $375 per quarter.

Management believes there is sufficient liquidity to support the Company's ongoing funding requirements from future operations as well as the availability of bank lines of credit of $40 million. Working capital was $186,460 as of April 27, 2002.


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

                                 APRIL 27, 2002

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                        ONEIDA LTD
                                                        (Registrant)


Date:   June 10, 2002





                                                        /s/ Gregg R. Denny
                                                        -----------------------
                                                        Gregg R. Denny
                                                        Chief Financial Officer