Form 10-Q
period 2002-07-27
ONEIDA LTD
filed 2002-09-10
CIK 74585

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended July 27, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 9, 2002: 16,543,420.

                                   ONEIDA LTD.
                                    FORM 10-Q
                FOR THE THREE AND SIX MONTHS ENDED JULY 27, 2002

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

         (a) Exhibits:

                 99.2. Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                 99.3. Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) During the quarter ended July 27, 2002 no Reports on Form 8-K were filed by the registrant.

SIGNATURES

CERTIFICATIONS

                                   ONEIDA LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           FOR THE               FOR THE
                                     THREE MONTHS ENDED     SIX MONTHS ENDED
(Thousands except per                JUL 27,    JUL 28,     JUL 27,   JUL 28,
  share amounts)                      2002       2001        2002      2001
                                    --------   --------    --------  --------
NET SALES.......................    $111,239   $119,428    $226,246  $246,234
COST OF SALES...................      74,015     77,652     151,516   162,932
                                    --------   --------    --------  --------
GROSS MARGIN....................      37,224     41,776      74,730    83,302
OPERATING REVENUES..............         311        333         679       740
                                    --------   --------    --------  --------
                                      37,535     42,109      75,409    84,042
                                    --------   --------    --------  --------
OPERATING EXPENSES:
  Selling, distribution and
   administrative expenses......      31,652     34,134      63,093    68,100
                                    --------   --------    --------  --------
INCOME FROM OPERATIONS..........       5,883      7,975      12,316    15,942
OTHER INCOME (EXPENSE) - NET....       2,638        672       3,004       534
INTEREST EXPENSE................       3,790      5,939       7,877    13,060
                                    --------   --------    --------  --------
INCOME BEFORE INCOME TAXES......       4,731      2,708       7,443     3,416
PROVISION FOR INCOME TAXES......       1,762      1,005       2,772     1,273
                                    --------   --------    --------  --------
NET INCOME......................    $  2,969   $  1,703    $  4,671  $  2,143
                                    ========   ========    ========  ========
EARNINGS PER SHARE OF COMMON STOCK:
  Net income:
    Basic.......................        $.18       $.10        $.28      $.13
    Diluted (NOTE 3)............         .18        .10         .28       .13
SHARES USED IN PER SHARE DATA:
    Basic.......................      16,540     16,459      16,535    16,433
    Diluted (NOTE 3)............      16,608     16,553      16,575    16,519
CASH DIVIDENDS DECLARED (Common)        $.02       $.05        $.04      $.10

See notes to consolidated financial statements.

                                   ONEIDA LTD.
                           CONSOLIDATED BALANCE SHEETS
                       JULY 27, 2002 AND JANUARY 26, 2002
                                   (Unaudited)

                                                          (Dollars in Thousands)
                                                           JULY 27,      JAN 26,
                                                             2002         2002
                                                           -------      -------
ASSETS
 CURRENT ASSETS:
  Cash...............................................     $  2,654     $ 11,112
  Accounts receivable, net of allowance for doubtful.
   accounts of $4,141 and $3,475.....................       71,532       78,420
  Other accounts and notes receivable................        4,661        2,524
  Inventories:
   Finished goods....................................      149,986      147,097
   Goods in process..................................       13,495       13,112
   Raw materials and supplies........................        9,295        9,314
  Other current assets...............................       15,340       18,540
                                                          --------     --------
     Total current assets............................      266,963      280,119
                                                          --------     --------
 PROPERTY, PLANT AND EQUIPMENT-At cost:
  Property, plant and equipment......................      256,157      252,144
  Less accumulated depreciation......................      151,083      143,772
                                                          --------     --------
     Property, plant and equipment-net...............      105,074      108,372
                                                          --------     --------
 OTHER ASSETS:
  Goodwill - Net.....................................      135,148      134,073
  Deferred income taxes..............................       19,253       19,181
  Other assets.......................................        8,250        4,390
                                                          --------     --------
      TOTAL..........................................     $534,688     $546,135
                                                          ========     ========

  See notes to consolidated financial statements.

                                   ONEIDA LTD.
                           CONSOLIDATED BALANCE SHEETS
                       JULY 27, 2002 AND JANUARY 26, 2002
                                   (Unaudited)

                                                          (Dollars in Thousands)
                                                           JULY 27,     JAN 26,
                                                             2002        2002
                                                           -------      -------
LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
  Short-term debt...............................          $  9,347     $ 11,430
  Accounts payable..............................            30,130       24,848
  Accrued liabilities...........................            35,449       37,950
  Accrued income taxes..........................            10,682        3,696
  Dividends payable.............................               363          363
  Current installments of long-term debt........             5,922        3,956
                                                          --------     --------
     Total current liabilities..................            91,893       82,243
                                                          --------     --------
 LONG-TERM DEBT.................................           228,754      256,170
                                                          --------     --------
 OTHER LIABILITIES:
  Accrued postretirement liability..............            57,918       56,410
  Accrued pension liability.....................            15,026       15,206
  Other liabilities.............................             8,659        8,725
                                                          --------     --------
     Total other liabilities....................            81,603       80,341
                                                          --------     --------
 STOCKHOLDERS' EQUITY:
  Cumulative 6% preferred stock; $25 par
   value; authorized 95,660 shares, issued
   86,036 shares, callable at $30 per share.....             2,151        2,151
  Common stock $1 par value; authorized
   48,000,000 shares, issued 17,827,866
   and 17,809,235 shares........................            17,828       17,809
  Additional paid-in capital....................            84,138       83,965
  Retained earnings.............................            67,862       63,918
  Accumulated other comprehensive loss..........           (15,407)     (16,328)
  Less cost of common stock held in
   treasury; 1,285,679 shares...................           (24,134)     (24,134)
                                                          --------     --------
    Stockholders' Equity........................           132,438      127,381
                                                          --------     --------
      TOTAL.....................................          $534,688     $546,135
                                                          ========     ========

See notes to consolidated financial statements.

                                   ONEIDA LTD.
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                      FOR THE SIX MONTHS ENDED JULY 27, 2002
                                   (Unaudited)

                                                                   Add'l
                               Comp.   Common   Common   Pref'd   Paid-in   Retained
                              Income   Shares    Stock    Stock   Capital   Earnings
                             -------------------------------------------------------
Balance at Jan 26, 2002......          17,809   $17,809  $2,151   $83,965    $63,918
Stock plan activity, net.....              19        19               173
Purchase/retirement of
Treasury stock, net..........
Cash dividends declared
   ($.04 per share)..........                                                   (727)
Net income................... $ 4,671                                          4,671
Other comprehensive
   gain......................     921
                              -------
Comprehensive income......... $ 5,592
                              =======
                                       ---------------------------------------------
Balance at July 27, 2002.....          17,828   $17,828  $2,151   $84,138    $67,862
                                       =============================================


                                      Accum.
                                    Other Comp           Treasury        Unallocated
                                   Income (Loss)          Stock             ESOP
                             -------------------------------------------------------
Balance at Jan 26, 2002......      $(16,328)            $(24,134)
Stock plan activity, net.....
Purchase/retirement of
Treasury stock, net..........
Cash dividends declared
   ($.04 per share)..........
Net Income...................
Other comprehensive
   gain......................           921

                             -------------------------------------------------------
Balance at July 27, 2002.....      $(15,407)            $(24,134)
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

                                   ONEIDA LTD.
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JULY 28, 2001
                                   (Unaudited)

                                                                   Add'l
                               Comp.   Common   Common   Pref'd   Paid-in   Retained
                              Income   Shares    Stock    Stock   Capital   Earnings
                             -------------------------------------------------------
Balance at Jan 27, 2001......          17,703   $17,703  $2,167   $82,956    $57,495
Stock plan activity, net.....              84        84               785
Purchase/retirement of
Treasury stock, net..........                               (16)
Cash dividends declared
   ($.10 per share)..........                                                 (1,750)
Net income...................  $ 2,143                                         2,143
Other comprehensive
     loss....................   (2,912)
                               -------
Comprehensive loss........... $   (769)
                               =======
                                       ---------------------------------------------
Balance at July 28, 2001.....          17,787   $17,787  $2,151   $83,741    $57,888
                                       =============================================


                                      Accum.
                                    Other Comp           Treasury        Unallocated
                                   Income (Loss)          Stock             ESOP
                             -------------------------------------------------------
Balance at Jan 27, 2001......      $(11,423)            $(24,590)
Stock plan activity, net.....
Purchase/retirement of
Treasury stock, net..........                                235
Cash dividends declared
   ($.10 per share)..........
Net loss.....................
Other comprehensive
   loss......................        (2,912)
Allocation of ESOP shares
                             -------------------------------------------------------
Balance at July 28, 2001....       $(14,335)            $(24,355)
                             =======================================================

See notes to consolidated financial statements.

                                   ONEIDA LTD.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JULY 27, 2002 AND JULY 28, 2001
                                   (Unaudited)
                                 (In Thousands)

                                                                FOR THE
                                                            SIX MONTHS ENDED
                                                          JULY 27,    JULY 28,
                                                            2002        2001
                                                          -------     -------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income .........................................   $  4,671    $  2,143
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization......................      7,950       9,366
   Deferred taxes and other non-cash
      charges and credits.............................       (566)     (2,264)
   Decrease (increase) in operating assets:
    Receivables.......................................      4,752       2,173
    Inventories.......................................     (3,253)     18,705
    Other current assets..............................     (5,199)      4,785
    Other assets......................................     (3,902)     (3,470)
   Increase (decrease) in accounts payable............      5,282        (265)
   Increase (decrease) in accrued liablities..........      4,484     (19,034)
                                                         --------    --------
      Net cash provided by operating activities.......     14,219      12,139
                                                         --------    --------
CASH FLOW FROM INVESTING ACTIVITIES:
  Property, plant and equipment expenditures-net......     (3,981)     (5,726)
  Proceeds from sale of marketable securities.........      8,399
  Other, net..........................................         51         (12)
                                                         --------    --------
      Net cash provided (used) in investing activities      4,469      (5,738)
                                                          -------    --------
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock..............        192         868
  Issuance (purchase) of treasury stock...............                    219
  (Decrease) increase in short-term debt-net..........     (2,083)      1,660
  Payment of long-term debt...........................    (28,139)     (3,296)
  Proceeds from issuance of long-term debt............      2,689
  Dividends paid......................................       (726)     (2,432)
                                                         --------    --------
      Net cash (used) provided by financing activities    (28,067)     (2,981)
                                                         --------    --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH...............        921      (2,912)
                                                         --------    --------
NET INCREASE (DECREASE) IN CASH.......................     (8,458)        508
CASH AT BEGINNING OF YEAR.............................     11,112       2,163
                                                         --------    --------
CASH AT END OF PERIOD.................................   $  2,654    $  2,671
                                                         ========    ========

See notes to consolidated financial statements.

                                   ONEIDA LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Thousands)


1. The consolidated financial statements for the three and six months ended July 27, 2002 and July 28, 2001 are unaudited; in the opinion of the Company such unaudited consolidated financial statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended July 27, 2002 are not necessarily indicative of the results of operations to be expected for the year ending January 25, 2003. The consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the years ended in January 2002 and 2001 included in the Company's January 26, 2002 Annual Report to the Securities and Exchange Commission on Form 10-K.


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

The following is a reconciliation of basic earnings per share to diluted earnings per share for the three months ended July 27, 2002 and July 28, 2001:

                                    Preferred                           Earnings
                            Net      Stock        Adjusted     Average     Per
                           Income   Dividends    Net Income    Shares     Share
--------------------------------------------------------------------------------
2002:
Basic earnings
 per share..............   $2,969     $(32)       $2,937        16,540     $.18
Effect of stock options.                                            68
Diluted earnings
 per share..............    2,969      (32)        2,937        16,608      .18
--------------------------------------------------------------------------------
2001:
Basic earnings(loss)
 per share..............   $1,703     $(32)       $1,671        16,459     $.10
Effect of stock options.                                            94
Diluted earnings(loss)
 per share..............    1,703      (32)        1,671        16,553      .10
--------------------------------------------------------------------------------

                                   ONEIDA LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Thousands)

The following is a reconciliation of basic earnings per share to diluted earnings per share for the six months ended July 27, 2002 and July 28, 2001:

                            Net     Preferred     Adjusted              Earnings
                           Income    Stock       Net Income    Average     Per
                           (Loss)   Dividends      (Loss)      Shares     Share
--------------------------------------------------------------------------------
2002:
Basic earnings
 per share..............   $4,671     $(64)        $4,607       16,535     $.28
Effect of stock options.                                            40
Diluted earnings
 per share..............    4,671      (64)         4,607       16,575      .28
--------------------------------------------------------------------------------
2001:
Basic earnings (loss)
 per share..............   $2,143     $(64)        $2,079       16,433     $.13
Effect of stock options.                                            86
Diluted earnings (loss)
 per share..............    2,143      (64)         2,079       16,519      .13
--------------------------------------------------------------------------------

4. Included in the long-term debt caption on the balance sheet are various senior notes. The note agreements relating thereto contain provisions which, among other things require maintenance of certain financial ratios related to levels of indebtedness, minimum net worth and interest coverage levels. The covenants limit certain types of payments including dividends, capital expenditures, intercompany indebtedness and letters of credit. Under the provisions of the amended note agreements, at July 27, 2002, the company was able to declare dividends of up to $375 per quarter.

                                   ONEIDA LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Thousands)

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

Sales by reportable segment for the second quarter and first half of 2002 and 2001 were as follows:

                                                          (000)
                                                          -----
Second Quarter
--------------
                            Metal      Dinnerware    Glass      Other       Total
                            -----      ----------    -----      -----       -----
2002 Net Sales             $69,900       $32,300     $7,300     $1,739     $111,239
2001 Net Sales              78,400        32,800      7,200      1,028      119,428

2002 Operating Income      $ 3,200       $ 2,800     $ (100)    $  (17)    $  5,883
2001 Operating Income        5,000         3,300       (200)      (125)       7,975


Year to date
------------
                            Metal      Dinnerware    Glass      Other       Total
                            -----      ----------    -----      -----       -----
2002 Net Sales            $139,500       $68,500    $14,400     $3,846     $226,246
2001 Net Sales             161,900        66,700     15,100      2,534      246,234

2002 Operating Income     $  5,300       $ 7,300    $  (200)    $  (84)    $ 12,316
2001 Operating Income        9,500         7,100       (400)      (258)      15,942

                                   ONEIDA LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Thousands)

6. In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standards No. 142 "goodwill and other Intangible Assets" ("SFAS 142"). We adopted SFAS 142 effective January 27, 2002. Under this standard, amortization of goodwill and certain intangible assets, including certain intangibles recorded as a result of past business combinations, is to be discontinued upon adoption of SFAS 142. The new standard requires that goodwill and intangible assets be tested for impairment on an annual basis. The Company performed the impairment test in the second fiscal quarter of 2002 and the analysis indicated there is no impairment.

The following is a reconciliation assuming goodwill and other intangible assets had been accounted for in accordance with the provisions of SFAS 142 in the six months ended July 28, 2001:

                                               Three months ended         Six months ended
                                              July 27,     July 28,     July 27,     July 28,
                                                2002         2001         2002         2001
                                              --------     --------     --------     --------
Reported net income                            $2,969       $1,703       $4,671       $2,143
Adjustments (net of income taxes):
  Goodwill amortization                                        511                     1,087
                                               ------       ------       ------       ------
Adjusted net income                            $2,969       $2,214       $4,671       $3,230
                                               ======       ======       ======       ======
Earnings per share:
Basic:
  Reported net income                          $  .18       $  .10       $  .28       $  .13
  Adjusted net income                             .18          .13          .28          .20
Diluted:
  Reported net income                          $  .18       $  .10       $  .28       $  .13
  Adjusted net income                             .18          .13          .28          .20

7. Other income (expense) for the six months ended July 27, 2002 was principally generated from insurance proceeds of $3,000 and gain on the sale of the remaining shares of Prudential stock of $1,300.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           Quarter ended July 27, 2002 compared with the quarter ended
                                  July 28, 2001
                                 (In Thousands)

Operations
Net Sales by Product Line:

                            Three Months Ended July
                           2002      2001    %Change
                         -------   -------   -------
Metal products.......   $ 69,900   $78,400    (10.8)
Dinnerware Products..     32,300    32,800     (1.5)
Glass products.......      7,300     7,200      1.4
Other Products.......      1,739     1,028     69.2
                        --------  --------    -----
  Total...............  $111,239  $119,428     (6.9)
                        ========  ========    =====


Quarterly Review

Consolidated net sales for the quarter ended July 27, 2002 decreased $8,189 over the same period a year ago. Sales through Consumer channels were 3.3% higher than the same period last year due to a strong quarter in the Encore supermarket division. Sales in foodservice markets decreased 15.0% over the second quarter of 2001 as the airline and hotel industries continue to be soft. Domestic foodservice sales totaled 44.8% of the Company's sales in the current quarter. During the same period, International sales decreased by 3.5%. The International division accounted for 17.9% of the Company's total second quarter sales.

Gross margin as a percentage of net sales was 33.5% in the second quarter of 2002 as compared to 35.0% for the same period of 2001. The decrease in gross margin this quarter is due to unfavorable factory variances as the Company's manufacturing plants operated at a lower capacity due to reduced demand.

Total operating expenses decreased by $2,482, or 7.3%, from the same quarter last year. This decrease is attributable to the reduction of goodwill amortization of $851, in accordance with the adoption of FAS #142, and continued efforts to reduce operating costs and integrate the operations of the three companies acquired in mid 2000. As a percentage of sales, operating expenses remained essentially flat with the same quarter last year at 28.5% compared to 28.6%.

Other income was $2,638 for the quarter as compared to $672 for the second quarter of 2001 (See Note 7).

Interest expense, prior to capitalized interest, was $3,819 for the quarter ended July 27, 2002, a decrease of $2,246 from the same period last year. This decrease is due to significantly lower average borrowings and lower prevailing interest rates throughout the current quarter.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           Six Months ended July 27, 2002 compared with the six months ended July 28, 2001
                                 (In Thousands)

Operations
Net Sales by Product Line:

                            Six Months Ended July
                          2002       2001    %Change
                         -------   -------   -------
Metal products.......   $139,500   $161,900   (13.8)
Dinnerware Products..     68,500     66,700     2.7
Glass products.......     14,400     15,100    (4.6)
Other Products.......      3,846      2,534    51.8
                        --------   --------   -----
  Total...............  $226,246   $246,234    (8.1)
                        ========   ========   =====

Year to date review

Consolidated net sales for the six months ended July 27, 2002 decreased $19,988 over the same period a year ago, reflecting continuing softness in the overall economy. Year to date, sales of consumer products have declined less than 1% over the same period last year due to a strong first half in the Encore supermarket division, which increased 68.5% over the first six months of 2001. All other Consumer channels were down a combined 6.6% in that same period. Foodservice sales, which represent 44.9% of the Company's total 2002 sales to date, decreased $14,515, or 12.5%, from the same period last year. International sales decreased $4,817, or 11.3% from the six months ended July 28, 2001. Sales in the International division represent 16.6% of the Company's total through six months of 2002.

Gross margin as a percentage of net sales for the first six months of the current year was 33.0% as compared to 33.8% for the same period of 2001. The low gross margin in both 2002 and 2001 is primarily the result of unfavorable factory variances as the Company's manufacturing plants operated at a lower capacity due to reduced demand.

Total operating expenses decreased by $5,006, or 7.4%, compared to the first six months of the prior year. This decrease is attributable to the reduction of goodwill amortization of $1,732, in accordance with the adoption of FAS #142, and continued efforts to reduce operating costs and integrate the operations of the three companies acquired in mid 2000. As a percentage of sales, operating expenses were 27.9% in the current year to date, compared to 27.7% in 2001.

Other income for the period was $3,004 compared to $534 for the six months ended July 28, 2001 (See Note 7).

Interest expense, prior to capitalized interest, was $7,931 for the six months ended July 27, 2002, a decrease of $5,346 from the same period in 2001. This decrease is due to significantly lower average borrowings and lower prevailing interest rates throughout the current year.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         Six Months ended July 27, 2002
                          compared with the six months
                               ended July 28, 2001
                                 (In Thousands)

Liquidity & Financial Resources

A prime objective of the Company since mid-2000 has been to strengthen its balance sheet and reduce debt. During the first half of 2002, continued progress was made toward these goals. Debt was reduced by approximately $28,000 in the six-month period. Cash flow generated from operations for the six months ended July 27, 2002 was $14,219, as compared to $12,139 for the same period in 2001. During the first half of 2002, the Company received approximately $8,000 from the sale of marketable equity securities. These proceeds were directly applied to pay down debt. The Company spent approximately $4,400 in the first six months on capital projects focused primarily on its manufacturing facilities. Capital spending for the remaining six months of the fiscal year is anticipated to be approximately $4,600.

Included in the long-term debt caption on the balance sheet are various senior notes. The note agreements relating thereto contain provisions which, among other things require maintenance of certain financial ratios related to levels of indebtedness, minimum net worth and interest coverage levels. The covenants limit certain types of payments including dividends, capital expenditures, intercompany indebtedness and letters of credit. Under the provisions of the amended note agreements, at July 27, 2002, the Company was able to declare dividends of $375 per quarter.

Management believes there is sufficient liquidity to support the Company's ongoing funding requirements from future operations as well as the unused bank lines of credit of $51 million. Working capital was $175,070 as of July 27, 2002.

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

                                  JULY 27, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        ONEIDA LTD
                                                        (Registrant)

Date: September 10, 2002

                                                        /s/ GREGG R. DENNY
                                                        ------------------
                                                        Gregg R. Denny
                                                        Chief Financial Officer

                                  CERTIFICATION
                           PURSUANT TO SECTION 13a-14
               OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

         I, Peter J. Kallet, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Oneida Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:    September 10, 2002


/s/ PETER J. KALLET
-------------------
Peter J. Kallet
Chairman of the Board, President and Chief Executive Officer

                                  CERTIFICATION
                           PURSUANT TO SECTION 13a-14
               OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

         I, Gregg R. Denny, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Oneida Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 10, 2002


/s/ GREGG R. DENNY
------------------
Gregg R. Denny
Chief Financial Officer