Form 10-Q
period 2002-10-26
ONEIDA LTD
filed 2002-12-10
CIK 74585

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

      (X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 26, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of December 9, 2002: 16,545,422.

                                   ONEIDA LTD.
                                    FORM 10-Q
              FOR THE THREE AND NINE MONTHS ENDED OCTOBER 26, 2002

                                      INDEX


PART I   FINANCIAL INFORMATION

         ITEM 1.  CONSOLIDATED STATEMENT OF OPERATIONS

                  CONSOLIDATED BALANCE SHEETS

                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         ITEM 4.  CONTROLS AND PROCEDURES


PART II  OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS

                  None.

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                  None.

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None.

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

         ITEM 5.  OTHER INFORMATION

                  None.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

                    99.2. Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                    99.3. Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) During the quarter ended October 26, 2002 no Reports on Form 8-K were filed by the registrant.



SIGNATURES


CERTIFICATIONS

                                   ONEIDA LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            FOR THE THREE
                                             MONTHS ENDED
                                                     RESTATED
                                                     (NOTE 1)
(Thousands except per                    OCT 26,      OCT 27,
  share amounts)                          2002         2001
                                        --------     --------
NET SALES .........................     $124,178     $128,548
COST OF SALES .....................       83,897       87,702
                                        --------     --------
GROSS MARGIN ......................       40,281       40,846
OPERATING REVENUES ................          324          379
                                        --------     --------
                                          40,605       41,225
                                        --------     --------
OPERATING EXPENSES:
  Selling, distribution and
   administrative expenses ........       32,941       34,486
                                        --------     --------
INCOME FROM OPERATIONS ............        7,664        6,739
OTHER (INCOME)EXPENSE - NET .......        1,103          695
INTEREST EXPENSE ..................        4,041        5,732
                                        --------     --------
INCOME BEFORE INCOME TAXES ........        2,520          312
PROVISION FOR INCOME TAXES ........          929          116
                                        --------     --------
NET INCOME ........................     $  1,591     $    196
                                        ========     ========

EARNINGS PER SHARE OF COMMON STOCK:
  Net income:
    Basic .........................        $ .09        $ .01
    Diluted (NOTE 3) ..............          .09          .01

SHARES USED IN PER SHARE DATA:
    Basic .........................       16,543       16,494
    Diluted (NOTE 3) ..............       16,579       16,546

CASH DIVIDENDS DECLARED (Common)           $ .02


See notes to consolidated financial statements.

                                   ONEIDA LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            FOR THE NINE
                                            MONTHS ENDED
                                                     RESTATED
                                                     (NOTE 1)
(Thousands except per                    OCT 26,      OCT 27,
  share amounts)                          2002         2001
                                        --------     --------
NET SALES .........................     $350,424     $374,782
COST OF SALES .....................      235,413      251,829
                                        --------     --------
GROSS MARGIN ......................      115,011      122,953
OPERATING REVENUES ................        1,003        1,119
                                        --------     --------
                                         116,014      124,072
                                        --------     --------
OPERATING EXPENSES:
  Selling, distribution and
   administrative expenses ........       96,204      103,392
                                        --------     --------
INCOME FROM OPERATIONS ............       19,810       20,680
OTHER (INCOME)EXPENSE - NET .......       (1,900)         161
INTEREST EXPENSE ..................       11,917       18,792
                                        --------     --------
INCOME BEFORE INCOME TAXES ........        9,793        1,727
PROVISION FOR INCOME TAXES ........        3,640          649
                                        --------     --------
NET INCOME ........................     $  6,153     $  1,078
                                        ========     ========

EARNINGS PER SHARE OF COMMON STOCK:
  Net income:
    Basic .........................        $ .37        $ .06
    Diluted (NOTE 3) ..............          .37          .06

SHARES USED IN PER SHARE DATA:
    Basic .........................       16,538       16,453
    Diluted (NOTE 3) ..............       16,577       16,544

CASH DIVIDENDS DECLARED (Common)           $ .06       $  .10


See notes to consolidated financial statements.

                                   ONEIDA LTD.
                           CONSOLIDATED BALANCE SHEETS
                      OCTOBER 26, 2002 AND JANUARY 26, 2002


                                                (Dollars in Thousands)

                                                             RESTATED
                                                             (NOTE 1)
                                                    OCT 26,   JAN 26,
                                                     2002      2002
                                                   --------  --------
                                                 (Unaudited)
ASSETS
 CURRENT ASSETS:
  Cash ..........................................  $  2,673  $ 11,112
  Accounts receivable, net of allowance for
   Doubtful accounts of $4,328 and $3,475 .......    78,795    78,420
  Other accounts and notes receivable ...........     3,164     2,524
  Inventories - Net:
   Finished goods ...............................   158,858   147,097
   Goods in process .............................    13,101    13,112
   Raw materials and supplies ...................     9,509     9,314
  Other current assets ..........................    11,194    17,687
                                                   --------  --------
     Total current assets .......................   277,294   279,266
                                                   --------  --------
 PROPERTY, PLANT AND EQUIPMENT:
  Property, plant and equipment .................   258,452   252,306
  Less accumulated depreciation .................   154,413   143,772
                                                   --------  --------
     Property, plant and equipment-net ..........   104,039   108,534
                                                   --------  --------
 OTHER ASSETS:
  Goodwill - Net ................................   133,287   131,796
  Deferred income taxes .........................    21,583    21,567
  Other assets ..................................     7,695     4,390
                                                   --------  --------
      TOTAL .....................................  $543,898  $545,553
                                                   ========  ========

See notes to consolidated financial statements.

                                   ONEIDA LTD.
                           CONSOLIDATED BALANCE SHEETS
                      OCTOBER 26, 2002 AND JANUARY 26, 2002

                                                 (Dollars in Thousands)

                                                             RESTATED
                                                             (NOTE 1)
                                                    OCT 26,   JAN 26,
                                                     2002      2002
                                                   --------  --------
                                                  (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
  Short-term debt ...............................  $ 10,656   $11,430
  Accounts payable ..............................    27,544    24,848
  Accrued liabilities ...........................    34,897    39,099
  Accrued income taxes ..........................     5,808     5,245
  Dividends payable .............................       363       363
  Current installments of long-term debt ........     6,204     3,956
                                                   --------  --------
     Total current liabilities ..................    85,472    84,941
                                                   --------  --------
 LONG-TERM DEBT .................................   238,427   256,170
                                                   --------  --------
 OTHER LIABILITIES:
  Accrued postretirement liability ..............    57,727    56,410
  Accrued pension liability .....................    15,157    15,206
  Other liabilities .............................    16,483     8,725
                                                   --------  --------
     Total other liabilities ....................    89,367    80,341
                                                   --------  --------
 STOCKHOLDERS' EQUITY:
  Cumulative 6% preferred stock; $25 par
   value; authorized 95,660 shares, issued
   86,036 shares, callable at $30 per share .....     2,151     2,151
  Common stock $1 par value; authorized
   48,000,000 shares, issued 17,828,832
   and 17,809,235 shares ........................    17,829    17,809
  Additional paid-in capital ....................    84,151    83,965
  Retained earnings .............................    65,702    60,638
  Accumulated other comprehensive loss ..........   (15,067)  (16,328)
  Less cost of common stock held in
   treasury; 1,285,679 shares ...................   (24,134)  (24,134)
                                                   --------   -------
    Stockholders' Equity ........................   130,632   124,101
                                                   --------  --------
      TOTAL .....................................  $543,898  $545,553
                                                   ========  ========

See notes to consolidated financial statements.

                                   ONEIDA LTD.
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED OCTOBER 26, 2002
                                   (Unaudited)

                                                                                     Add'l
(Thousands)                            Comp.    Common       Common      Pref'd     Paid-in       Retained
                                      Income    Shares        Stock       Stock     Capital       Earnings
                                      ---------------------------------------------------------------------

Balance at Jan 26, 2002
   Restated (Note 1)..................          17,809      $17,809      $2,151     $83,965        $60,638
Stock plan activity, net..............              20           20                     186
Cash dividends declared
   ($.06 per share) ..................                                                              (1,089)
Net income ...........................$ 6,153                                                        6,153
Other comprehensive gain .............  1,261
                                      -------
Comprehensive income .................$ 7,414
                                      =======
                                                ----------------------------------------------------------
Balance at Oct 26, 2002...............          17,829      $17,829      $2,151     $84,151        $65,702
                                                ==========================================================


                                     Accum.
                                  Other Comp           Treasury
                                 Income (Loss)           Stock
                                 ------------------------------
Balance at Jan 26, 2002
   Restated (Note 1).........     $(16,328)            $(24,134)
Other comprehensive
   gain .....................        1,261

                                 ------------------------------
Balance at Oct 26, 2002 .....     $(15,067)            $(24,134)
                                 ==============================


See notes to consolidated financial statements.

                                   ONEIDA LTD.
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED OCTOBER 27, 2001
                                   (Unaudited)

                                                                                           Add'l
(Thousands)                         Comp.       Common        Common         Pref'd       Paid-in        Retained
                                   Income       Shares        Stock          Stock        Capital        Earnings
                                   -------------------------------------------------------------------------------
Balance at Jan 27, 2001
   Restated (Note 1) ...........                17,703     $ 17,703       $  2,167       $ 82,956        $ 55,693
Stock plan activity, net........                    88           88                           832
Purchase/retirement of
Treasury stock, net.............                                               (16)
Cash dividends declared
   ($.10 per share).............                                                                           (1,750)
Net income .....................   $  1,078                                                                 1,078
Other comprehensive loss .......     (4,038)
                                   --------
Comprehensive loss .............   $ (2,960)
                                   ========
                                                -----------------------------------------------------------------
Balance at Oct 27, 2001..........               17,791     $ 17,791       $  2,151       $ 83,788        $ 55,021
                                                =================================================================


                                    Accum.
                                  Other Comp          Treasury
                                 Income (Loss)          Stock
                                ------------------------------
Balance at Jan 27, 2001
    Restated (Note 1).........     $(11,423)          $(24,590)
Purchase/retirement of
Treasury stock, net ..........                             347
Other comprehensive
   loss ......................       (4,038)
                                ------------------------------
Balance at Oct 27, 2001 ......     $(15,461)          $(24,243)
                                ==============================


See notes to consolidated financial statements.

                                   ONEIDA LTD.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
         FOR THE NINE MONTHS ENDED OCTOBER 26, 2002 AND OCTOBER 27, 2001
                                   (Unaudited)
                                 (In Thousands)

                                                      FOR THE NINE
                                                      MONTHS ENDED
                                                              RESTATED
                                                              (NOTE 1)
                                                     OCT 26,   OCT 27,
                                                      2002      2001
                                                    --------  --------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income .....................................  $ 6,153   $ 1,078
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization .................   12,566    13,950
   Deferred taxes and other non-cash
      charges and credits ........................    5,257    (1,931)
   Decrease (increase) in operating assets:
    Receivables ..................................   (1,015)   (3,164)
    Inventories ..................................  (11,945)   24,252
    Other current assets .........................   (1,906)      196
    Other assets .................................   (3,346)   (3,498)
   Increase (decrease) in accounts payable .......    2,696    (3,314)
   Increase (decrease) in accrued liabilities ....   (3,139)   (8,768)
                                                    --------  --------
    Net cash provided by operating activities ..      5,321    18,801
                                                    --------  --------
CASH FLOW FROM INVESTING ACTIVITIES:
  Property, plant and equipment expenditures-net .   (6,327)   (7,701)
  Proceeds from sale of marketable securities ....    8,399
  Other, net .....................................       58     6,580
                                                    --------  --------
    Net cash provided(used)in investing activities    2,130    (1,121)
                                                    --------  --------
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock .........      206       913
  Issuance (purchase) of treasury stock ..........                338
  (Decrease) increase in short-term debt-net .....     (774)    2,409
  Decrease in long-term debt - net ...............  (15,494)  (11,660)
  Dividends paid .................................   (1,089)   (3,085)
                                                    --------  --------
    Net cash used by financing activities ........  (17,151)  (11,085)
                                                    --------  --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ..........    1,261    (4,038)
                                                    --------  --------
NET INCREASE (DECREASE) IN CASH ..................   (8,439)    2,557
CASH AT BEGINNING OF YEAR ........................   11,112     2,163
                                                    --------  --------
CASH AT END OF PERIOD ............................  $ 2,673   $ 4,720
                                                    ========  ========

See notes to consolidated financial statements.

                                   ONEIDA LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Thousands)

1. The consolidated financial statements for the three and nine months ended October 26, 2002 and October 27, 2001 are unaudited; in the opinion of the Company such unaudited consolidated financial statements include all adjustments (which comprise only normal recurring accruals, except as discussed below with respect to the restatement) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended October 26, 2002 are not necessarily indicative of the results of operations to be expected for the year ending January 25, 2003. The consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the years ended in January 2002 and 2001 included in the Company's January 26, 2002 Annual Report to the Securities and Exchange Commission on Form 10-K. The company will file amended Form 10-K and Form 10-Q reports with respect to the restatement discussed below as soon as possible.


Restatement

In November, 2002 the company announced that it would restate financial results for its accounting for the August 2000 acquisition of Delco International Ltd. The company concluded that adjustments were needed to its initial purchase price allocation to record compensation related to employment agreements previously recorded as goodwill, integration and other period costs and to appropriately recognize the deferred tax effects of the acquisition. In addition, reclassifications were made between various balance sheet accounts, including inventory, receivables, fixed assets, goodwill, other assets, and accrued liabilities to properly classify fair value and other adjustments associated with the acquisition. The cumulative effect of these restatements results in the recognition from August 2000 through July 2002 of additional compensation expense, integration expenses, and tax expense totaling $3.4 million as compared to what was previously reported.


                                       CONSOLIDATED STATEMENT OF OPERATIONS
                                      FOR THE THREE MONTHS ENDED OCT 27, 2001
                                       As Prev.     Increase
                                       Reported    (Decrease)     Restated
                                       --------     --------      --------
Selling, distribution
 and administrative expenses ....      $ 34,319      $  167       $ 34,486
Provision for income taxes ......           179         (63)           116
Net income ......................           300        (104)           196
Earnings per share
 (basic and diluted).............         $ .02       $(.01)         $ .01


Net income for the quarter ended October, 2001 decreased from $300 as previously reported to $196 as restated. This reduction results from recognition of additional compensation expense and integration costs of $109 and $58, respectively, net of an associated income tax benefit of $63.

                                       CONSOLIDATED STATEMENT OF OPERATIONS
                                      FOR THE NINE MONTHS ENDED OCT 27, 2001
                                       As Prev.     Increase
                                       Reported    (Decrease)     Restated
                                       --------     --------      --------
Cost of Sales ...................      $250,635      $1,194       $251,829
Selling, distribution
 and administrative expenses ....       102,419         973        103,392
Provision for income taxes ......         1,451        (802)           649
Net income ......................         2,443      (1,365)         1,078
Earnings per share
 (basic and diluted).............         $ .14       $(.08)         $ .06


Net income for the nine month period ended October, 2001 decreased from $2.4 million as previously reported to $1.1 million as restated. This reduction results from the recognition of additional cost of sales, compensation expense, and integration costs of $1.2 million, $327 and $646, respectively, net of an associated income tax benefit of $802.


                                        BALANCE SHEET AT JANUARY 26,2002
                                       As Prev.     Increase
                                       Reported    (Decrease)     Restated
                                       --------     --------      --------
Other current assets ............      $ 18,540     $  (853)      $ 17,687
Property, plant & equipment .....       252,144         162        252,306
Goodwill - net ..................       134,073      (2,277)       131,796
Deferred income taxes ...........        19,181       2,386         21,567
Accrued liabilities .............        37,950       1,149         39,099
Accrued income taxes ............         3,696       1,549          5,245
Retained earnings ...............        63,918      (3,280)        60,638


The consolidated balance sheet as of January 2002 has been restated to reflect the effects of the adjustments described above. Retained earnings has been decreased $3.3 million from $63.9 million as previously reported to $60.6 million as restated to recognize the cumulative effect of increased compensation expense of $1.0 million, increased cost of sales of $1.2 million, increased integration costs of $500, reduced goodwill amortization of $640, and increased income tax expense of $1.2 million. Goodwill has been restated downward from $134.1 million as previously reported to $131.8 million as restated principally to reflect the reversal of compensation and integration costs included in the purchase price allocation approximating $3.2 million, reclassify $2.2 million of fair value adjustments and exit costs from accrued liabilities into goodwill, to increase net deferred tax assets related to the acquisition of $1.9 million, and to reduce accumulated amortization of goodwill by $640.


Net income (loss) for the three month period ended April 2001 decreased from $444 and $.02 per share as previously reported to ($418) and ($.03) per share as restated as a result of the recognition of additional compensation expense of $339, cost of sales of $956, integration costs of $73, less an income tax benefit of $506. Net income for the three month period ended April 2002 decreased from $1,702 as previously reported to $1,648 as restated and earnings per share remained unchanged, as a result of the recognition of additional compensation expense of $86, less an income tax benefit of $32.

Net income for the three month period ended July 2001 decreased from $1,699 and $.10 per share as previously reported to $1,301 and $.08 per share as restated as a result of the recognition of additional compensation expense of $109, cost of sales of $238, integration costs of $285, less an income tax benefit of $234. Net income for the three month period ended July 2002 decreased from $2,969 as previously reported to $2,915 as restated and earnings per share remained unchanged, as a result of the recognition of additional compensation expense of $86 less an income tax benefit of $32.

Net income for the six-month period ended July 2001 decreased from $2,143 and $.13 per share as previously reported to $883 and $.05 per share as restated as a result of the recognition of additional compensation expense of $448, cost of sales of $1,194, integration costs of $358 less an income tax benefit of $740. Net income for the six-month period ended July 2002 decreased from $4,671 as previously reported to $4,563 as restated and earnings per share remained unchanged, as a result of the recognition of additional compensation expense of $172 less an income tax benefit of $64.

For the year ended January, 2001, net loss was increased by $1.8 million; net loss per share was increased by $0.11, from ($0.09) as previously reported to ($0.20) as restated. For the year ended January, 2002, net income was reduced by $1.48 million; earnings per share was reduced by $0.09, from $0.51 as previously reported to $0.42 as restated.

Due to the restated financial results for the 2001 fiscal year, the company was not in compliance with certain of its loan covenants with respect to its senior notes and revolving credit agreement. Waivers for the non-compliance have been obtained from the company's lenders.


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

The shares used in the calculation of diluted EPS exclude options to purchase shares where the exercise price was greater than the average market price of common shares for the period. Such shares aggregated 2,134 and 1,689 for the three months ended October 2002 and 2001, respectively, and 2,040 and 1,361 for the nine months ended October 2002 and 2001, respectively.

The following is a reconciliation of basic earnings per share to diluted earnings per share for the three months ended October 26, 2002 and October 27, 2001:

                                    Preferred                           Earnings
                            Net      Stock        Adjusted     Average     Per
                           Income   Dividends    Net Income    Shares     Share
--------------------------------------------------------------------------------
2002:
Basic earnings
 per share .............   $1,591     $(32)       $1,559        16,543     $.09
Effect of stock options.                                            36
Diluted earnings
 per share .............    1,591      (32)        1,559        16,579      .09
--------------------------------------------------------------------------------
2001 Restated:
Basic earnings(loss)
 per share..............   $  196     $(32)       $  164        16,494     $.01
Effect of stock options.                                            52
Diluted earnings(loss)
 per share .............      196      (32)          164        16,546      .01
--------------------------------------------------------------------------------
2001 As Reported:
Basic earnings(loss)
 per share .............   $  300     $(32)       $  268        16,494     $.02
Effect of stock options.                                            52
Diluted earnings(loss)
 per share .............      300      (32)          268        16,546      .02
--------------------------------------------------------------------------------



The following is a reconciliation of basic earnings per share to diluted earnings per share for the nine months ended October 26, 2002 and October 27, 2001:

                            Net     Preferred     Adjusted              Earnings
                           Income    Stock       Net Income    Average     Per
                                    Dividends                  Shares     Share
--------------------------------------------------------------------------------
2002:
Basic earnings
 per share .............   $6,153     $(97)        $6,056       16,538     $.37
Effect of stock options.                                            39
Diluted earnings
 per share .............    6,153      (97)         6,056       16,577      .37
--------------------------------------------------------------------------------
2001 Restated:
Basic earnings (loss)
 per share .............   $1,078     $(96)        $  982       16,453     $.06
Effect of stock options.                                            91
Diluted earnings (loss)
 per share .............    1,078      (96)           982       16,544      .06
--------------------------------------------------------------------------------
2001 As Reported:
Basic earnings (loss)
 per share .............   $2,443     $(96)        $2,347       16,453     $.14
Effect of stock options.                                            91
Diluted earnings (loss)
 per share .............    2,443      (96)         2,347       16,544      .14
--------------------------------------------------------------------------------

4. Included in the long-term debt caption on the balance sheet are various senior notes. The note agreements relating thereto contain provisions which, among other things require maintenance of certain financial ratios related to levels of indebtedness, minimum net worth and interest coverage levels. The covenants limit certain types of payments including dividends, capital expenditures, intercompany indebtedness and letters of credit. Under the provisions of the amended note agreements, at October 26, 2002, the company was able to declare dividends of up to $375 per quarter.


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


Sales and operating income for the reportable segments for the third quarter and first nine months of 2002 and 2001 were as follows:

                                                        (000)
Third Quarter
                               Metal    Dinnerware      Glass     Other      Total
                              -------   ----------     ------     ------    --------
2002 Net Sales                $71,800     $42,500      $7,900     $1,978    $124,178
2001 Net Sales                 80,400      38,400       8,900        848     128,548

2002 Operating Income         $ 1,632     $ 6,083      $  100     $ (151)   $  7,664
2001 Operating Income
  Restated                      1,267       5,866        (300)       (94)      6,739
2001 Operating Income
  As Reported                   1,400       5,900        (300)       (94)      6,906


Year to date
                               Metal    Dinnerware      Glass     Other      Total
                              -------   ----------     ------     ------    --------
2002 Net Sales               $211,300    $111,000     $22,300     $5,824    $350,424
2001 Net Sales                242,300     105,100      24,000      3,382     374,782

2002 Operating Income        $  6,796     $13,449     $  (100)    $ (335)   $ 19,810
2001 Operating Income
  Restated                      9,166      12,567        (700)      (353)     20,680
2001 Operating Income
  As Reported                  10,900      13,000        (700)      (353)     22,847

6. In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). We adopted SFAS 142 effective January 27, 2002. Under this standard, amortization of goodwill and certain intangible assets, including certain intangibles recorded as a result of past business combinations, is to be discontinued upon adoption of SFAS 142. The new standard requires that goodwill and intangible assets be tested for impairment on an annual basis. The Company performed the impairment test in the second fiscal quarter of 2002 and the analysis indicated there is no impairment. The increase in restated goodwill of $1.49 million from January 26, 2002 to October 26, 2002 represents translation adjustments in the company's foreign subsidiaries.

The following is a reconciliation assuming goodwill and other intangible assets had been accounted for in accordance with the provisions of SFAS 142 in the nine months ended October 27, 2001. The net income is restated as discussed in Note 1.

                                                                 Three months ended        Nine months ended
                                                                           Restated                 Restated
                                                                           (Note 1)                 (Note 1)
                                                                  Oct 26,   Oct 27,     Oct 26,      Oct 27,
                                                                   2002       2001        2002        2001
                                                                ---------   --------   ---------   ---------
Net income ..................................................   $  1,591   $    196   $   6,153   $   1,078
Adjustments(net of income taxes):
  Goodwill amortization .....................................                   579                   1,666
                                                                --------   --------   ---------   ---------
Adjusted net income .........................................   $  1,591   $    775   $   6,153   $   2,744
                                                                ========   ========   =========   =========

Earnings per share:
Basic:
  Net income ................................................   $    .09    $   .01    $    .37   $     .06
  Adjusted net income .......................................        .09        .04         .37         .16

Diluted:
  Reported net income .......................................   $    .09    $   .01    $    .37   $     .06
  Adjusted net income .......................................        .09        .04         .37         .16


7. Other income (expense) for the nine months ended October 26, 2002 was principally generated from insurance proceeds of $3,000 for recovery of legal costs incurred in connection with a fiscal 2000 unsolicited takeover attempt and gain on the sale of the remaining shares of Prudential stock of $1,300.


8. In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 replaces previous accounting guidance, principally Emerging issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under Issue 94-3, a liability for an exit cost was recognized at the date of the company's commitment to an exit plan. SFAS No. 146 requires that the liability costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also established that the liability should initially be measured and recorded at fair value. This standard is effective beginning January 1, 2003 and will impact the accounting for exit or disposal activities, if any, initiated on or after that date.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Management's Discussion and Analysis of Financial Condition and Results of Operations presented below reflects the impact of the restatements to the Company's previously reported Consolidated Financial Statements as further discussed below.

Restatement

In November, 2002 the company announced that it would restate financial results for its accounting for the August 2000 acquisition of Delco International Ltd. The company concluded that adjustments were needed to its initial purchase price allocation to record compensation related to employment agreements previously recorded as goodwill, integration and other period costs and to appropriately recognize the deferred tax effects of the acquisition. In addition, reclassifications were made between various balance sheet accounts, including inventory, receivables, fixed assets, goodwill, other assets, and accrued liabilities to properly classify fair value and other adjustments associated with the acquisition. The cumulative effect of these restatements results in the recognition from August 2000 through July 2002 of additional compensation expense, integration expenses, and tax expense totaling $3.4 million as compared to what was previously reported.

Net income for the quarter ended October, 2001 decreased from $300 as previously reported to $196 as restated. This reduction results from recognition of additional compensation expense and integration costs of $109 and $58, respectively, net of an associated income tax benefit of $63. Net income for the nine month period ended October, 2001 decreased from $2.4 million as previously reported to $1.1 million as restated. This reduction results from the recognition of additional cost of sales, compensation expense, and integration costs of $1.2 million, $327 and $646, respectively, net of an associated income tax benefit of $802.

Net income (loss) for the three month period ended April 2001 decreased from $444 and $.02 per share as previously reported to ($418) and ($.03) per share as restated as a result of the recognition of additional compensation expense of $339, cost of sales of $956, integration costs of $73, less an income tax benefit of $506. Net income for the three month period ended April 2002 decreased from $1,702 as previously reported to $1,648 as restated and earnings per share remained unchanged, as a result of the recognition of additional compensation expense of $86, less an income tax benefit of $32.

Net income for the three month period ended July 2001 decreased from $1,699 and $.10 per share as previously reported to $1,301 and $.08 per share as restated as a result of the recognition of additional compensation expense of $109, cost of sales of $238, integration costs of $285, less an income tax benefit of $234. Net income for the three month period ended July 2002 decreased from $2,969 as previously reported to $2,915 as restated and earnings per share remained unchanged, as a result of the recognition of additional compensation expense of $86 less an income tax benefit of $32.

Net income for the six-month period ended July 2001 decreased from $2,143 and $.13 per share as previously reported to $883 and $.05 per share as restated as a result of the recognition of additional compensation expense of $448, cost of sales of $1,194, integration costs of $358 less an income tax benefit of $740. Net income for the six-month period ended July 2002 decreased from $4,671 as previously reported to $4,563 as restated and earnings per share remained unchanged, as a result of the recognition of additional compensation expense of $172 less an income tax benefit of $64.

The consolidated balance sheet as of January 2002 has been restated to reflect the effects of the adjustments described above. Retained earnings has been decreased $3.3 million from $63.9 million as previously reported to $60.6 million as restated to recognize the cumulative effect of increased compensation expense of $1.0 million, increased cost of sales of $1.2 million, increased integration costs of $500, reduced goodwill amortization of $640, and increased income tax expense of $1.2 million. Goodwill has been restated downward from $134.1 million as previously reported to $131.8 million as restated principally to reflect the reversal of compensation and integration costs included in the purchase price allocation approximating $3.2 million, reclassify $2.2 million of fair value adjustments and exit costs from accrued liabilities into goodwill, to increase net deferred tax assets related to the acquisition of $1.9 million, and to reduce accumulated amortization of goodwill by $640.

For the year ended January, 2001, net loss was increased by $1.8 million; net loss per share was increased by $0.11, from ($0.09) as previously reported to ($0.20) as restated. For the year ended January, 2002, net income was reduced by $1.48 million; earnings per share was reduced by $0.09, from $0.51 as previously reported to $0.42 as restated.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  Quarter ended October 26, 2002 compared with
                       the quarter ended October 27, 2001
                                 (In Thousands)

Operations
Net Sales by Product Line:

                           Three Months Ended  October
                             2002     2001     %Change
                           -------  -------    -------
Metal products.......    $ 71,800  $ 80,400     (10.7)
Dinnerware Products..      42,500    38,400      10.7
Glass products.......       7,900     8,900     (11.2)
Other Products.......       1,978       848     133.3
                         --------  --------    -------
  Total...............   $124,178  $128,548     ( 3.4)
                         ========  ========    =======

Quarterly Review

Comparative amounts have been restated as discussed above.

Consolidated net sales for the quarter ended October 26, 2002 decreased $4,370 over the same period a year ago. Sales through Consumer channels for the quarter were flat compared to prior year. Consumer sales totaled 44.7% of the Company's sales in the current quarter. Sales in Foodservice markets decreased 8.5% from the third quarter of 2001 as the airline and hotel industries continue to be soft. During the same period, International sales increased by 2.3%. The International division accounted for 16.0% of the company's total third quarter sales.

Gross margin as a percentage of net sales was 32.4% in the third quarter of 2002 as compared to 31.8% for the same period of 2001. The increase in gross margin this quarter is due to slightly improved performance in the company's manufacturing plants.

Total operating expenses decreased by $1,545, or 4.5%, from the same quarter last year. This decrease is attributable to the reduction of goodwill amortization of $923, in accordance with the adoption of FAS #142, and continued efforts to reduce operating costs. As a percentage of sales, operating expenses were slightly lower than the same quarter last year at 26.5% compared to 26.8%.

Interest expense, prior to capitalized interest, was $4,072 for the quarter ended October 26, 2002, a decrease of $1,766 from the same period last year. This decrease is due to significantly lower average borrowings and lower prevailing interest rates throughout the current quarter.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                Nine months ended October 26, 2002 compared with
                     the nine months ended October 27, 2001
                                 (In Thousands)

Operations
Net Sales by Product Line:

                         Nine Months Ended  October
                           2002      2001   %Change
                        --------   -------- -------
Metal products.......   $211,300   $242,300  (12.8)
Dinnerware Products..    111,000    105,100    5.6
Glass products.......     22,300     24,000   (7.1)
Other Products.......      5,824      3,382   72.2
                        --------   -------- -------
  Total...............  $350,424   $374,782   (6.5)
                        ========   ======== =======

Year to date review

Comparative amounts have been restated as discussed above.

Consolidated net sales for the nine months ended October 26, 2002 decreased $24,358 from the same period a year ago, reflecting continuing softness in the overall economy. Year to date, sales of consumer products have declined less than 1% over the same period last year. This is mainly due to the performance of the Encore supermarket division, which increased sales 48.6% over the first nine months of 2001. Foodservice sales, which represent 42.9% of the company's total 2002 sales to date, decreased $19,055, or 11.2%, from the same period last year. International sales decreased $4,379, or 7.1% from the nine months ended October 27, 2001. Sales in the International division represent 16.4% of the Company's total through nine months of 2002.

Gross margin as a percentage of net sales for the first nine months of the current year was 32.8% as compared to 32.8% for the same period of 2001. The low gross margin in both 2002 and 2001 is primarily the result of unfavorable factory variances as the company's manufacturing plants operated at a lower capacity due to reduced demand.

Total operating expenses decreased by $7,188, or 7.0%, compared to the first nine months of the prior year. This decrease is attributable to the reduction of goodwill amortization of $2,815, in accordance with the adoption of FAS #142, and continued efforts to reduce operating costs. As a percentage of sales, operating expenses were 27.5% in the current year to date, compared to 27.6% in 2001.

Other income of $1,900 was reported for the nine months ended October 26, 2002 compared to expense of $161 for the same period last year (See Note 7).

Interest expense, prior to capitalized interest, was $12,004 for the nine months ended October 26, 2002, a decrease of $7,082 from the same period in 2001. This decrease is due to significantly lower average borrowings and lower prevailing interest rates throughout the current year.

Liquidity & Financial Resources

A prime objective of the company since mid-2000 has been to strengthen its balance sheet and reduce debt. During the first nine months of 2002, continued progress was made toward these goals. Debt was reduced by approximately $16,000 in the nine-month period. Cash flow generated from operations for the nine months ended October 26, 2002 was $5,321, as compared to $18,801 for the same period in 2001 due primarily to increases in inventory resulting from declining sales. During the first half of 2002, the company received approximately $8,400 from the sale of marketable equity securities. These proceeds were directly applied to pay down debt. The Company spent approximately $6,800 in the first nine months on capital projects focused primarily on its manufacturing facilities. Capital spending for the remaining three months of the fiscal year is anticipated to be approximately $2,200.

Included in the long-term debt caption on the balance sheet are various senior notes. The note agreements relating thereto contain provisions which, among other things require maintenance of certain financial ratios related to levels of indebtedness, minimum net worth and interest coverage levels. The covenants limit certain types of payments including dividends, capital expenditures, intercompany indebtedness and letters of credit. Under the provisions of the amended note agreements, at October 26, 2002, the company was able to declare dividends of up to $375 per quarter.

Management believes there is sufficient liquidity to support the company's funding requirements for the next year from future operations as well as the unused bank lines of credit of $40 million. Working capital was $191,822 as of October 26, 2002 as compared to $194,325 at January 26, 2002.

Due to the restated financial results for the 2001 fiscal year, the company was not in compliance with certain of its loan covenants with respect to its senior notes and revolving credit agreement. Waivers for the non-compliance have been obtained from the company's lenders.

Critical Accounting Policies

The company's accounting policies are more fully described in Footnote 1 of the Notes to Consolidated Financial Statements in its Annual Report for the years ended January 2002 and 2001 included in the January 26, 2002 Annual Report to the Securities and Exchange Commission on Form 10-K filed in April, 2002. As disclosed in Note 1, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying footnotes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results occasionally will differ from those estimates, and such differences may be material to the Consolidated Financial Statements.

The most significant accounting estimates inherent on the preparation of the company's financial statements includes estimates as to the recovery of accounts receivable, inventory, goodwill, other long-lived assets and deferred tax assets. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix and actuarial determinations. The Company re-evaluates these significant factors as facts and circumstances dictate. Historically, actual results have not differed significantly from those determined using the estimates described above.

The valuation of the company's pension, other post-retirement plans and self insured workers compensation plan require the use of assumptions and estimates that are used to develop actuarial valuations of expenses and assets/liabilities. These assumptions include discount rates, investment returns, projected salary increases and benefits, and mortality rates. The actuarial assumptions used in the company's pension reporting are reviewed annually and compared with external benchmarks to help assure that they actuarially account for the company's future pension and other post-retirement obligations. Changes in assumptions and future investment returns could potentially have a material impact on pension expense and related funding requirements.

The company offers various sales discounts and co-op advertising incentives to a broad base of customers. These discounts and incentives, along with net freight costs, are recorded as a reduction of sales. The company records accruals for these discounts and incentives as sales occur. Management regularly reviews the adequacy of the accruals based on current customer purchases. The amounts due to customers are paid or deducted from accounts receivable balances throughout the year.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The company's market risk is impacted by changes in interest rates and foreign currency exchange rates. Pursuant to the company's policies, the company does not hold or issue any significant derivative financial instruments.

The company's primary market risk is interest rate exposure in the United States. Historically, the company manages interest rate exposure through a mix of fixed and floating rate debt. The majority of the company's debt is currently at floating rates. Based on floating rate borrowings outstanding at October 2002, a 1% change in the rate would result in a corresponding change in interest expense of $2.3 million.

There have been no other material changes to the Company's disclosures related to certain market risks as reported under Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the Annual Report of the Company to the U.S. Securities and Exchange Commission on Form 10-K for the year ended January 26, 2002.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer have carried out an evaluation, with the participation of the company's management, of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) within 90 days of the date of this report. That evaluation included consideration of those controls in light of the just completed review of the Company's financial statements for the prior 8 quarters. Based upon that evaluation, each has concluded that the Company's "disclosure controls and procedures" are effective to insure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and regulations.

Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, nor any significant deficiencies or material weaknesses in such controls requiring corrective actions, subsequent to the date of their evaluation.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ONEIDA LTD.
                                          (Registrant)

Date: December 10, 2002
                                           /s/ GREGG R. DENNY
                                           ------------------
                                           Gregg R. Denny
                                           Chief Financial Officer

                                  CERTIFICATION

I, Peter J. Kallet certify that:

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

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 10, 2002              By:  /s/ PETER J. KALLET
                                          -------------------
                                          Peter J. Kallet
                                          Chairman of the Board, President and
                                          Chief Executive Officer

                                  CERTIFICATION


I, Gregg R. Denny certify that:

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

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          b) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 10, 2002                    By: /s/ GREGG R. DENNY
                                               ------------------
                                               Gregg R. Denny
                                               Chief Financial Officer