Form 10-K/A
period 2002-01-26
ONEIDA LTD
filed 2003-04-03
CIK 74585

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

                       Documents Incorporated by Reference

1. Portions of Oneida Ltd.'s Definitive Proxy Statement dated April 25, 2002 (Part III of Form 10-K).

================================================================================

                  Page 0 of 58. See list of Exhibits on pages 11-15.

                                Explanatory Note

Oneida Ltd. hereby amends its Annual Report on Form 10-K for the year ended January 26, 2002, filed with the Securities and Exchange Commission on April 26, 2002. The purpose of this amendment is to restate portions of the Financial Statements attached hereto pursuant to Items 6, 7, 8 and 14 hereof, including Management's Discussion and Analysis, the Consolidated Statements of Operations, the Consolidated Balance Sheets, the Consolidated Statements of Changes in Stockholders' Equity, Consolidated Statements of Cash Flows and the Notes to the Consolidated Financial Statements as of and for the years ended January 26, 2002 and January 27, 2001, as set forth in the original filing. The restatement is related to adjustments made to the purchase accounting for the August 2000 acquisition of Delco International, Ltd. and its subsequent operations.

In order to preserve the nature and character of the disclosures set forth in such items as originally filed, this report continues to speak as of the date of the original filing, and, unless otherwise stated to the contrary, the Company has not updated the disclosures in this report to speak as of a later date.

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

Page 55 of this Report.

ITEM 6. SELECTED FINANCIAL DATA.

Page 56 of this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Pages 47 through 54 of this Report.

ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

Pages 47 through 54 of this Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Pages 22 through 55 of this Report.

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

                                            Principal Business Affiliations During
   Name, Age and Positions with Company                Past Five Years
-----------------------------------------   --------------------------------------
Allan H. Conseur, 53                        Mr. Conseur was elected Executive Vice
   Executive Vice President and             President in 1999. He also has held the
   a Director                               positions of President, THC Systems,
                                            Inc. since 1996 and President, Oneida
                                            International, Inc. since 1998. He
                                            joined the Company in 1996.

Harold J. DeBarr,  57                       Mr. DeBarr was elected Corporate Senior
   Corporate Senior Vice President,         Vice President in 1999. He had been
   Manufacturing and Engineering            Senior Vice President, Manufacturing
                                            and Engineering since 1996.
-----------------------------------------   ---------------------------------------
Gregg R. Denny, 45                          Mr. Denny was elected Chief Financial
   Chief Financial Officer                  Officer in June 2000. He had been Vice
                                            President of Purchasing since April
                                            2000, Managing Director of Oneida's
                                            Australian operation since 1998 and
                                            Director of Purchasing since 1996.

                                            Principal Business Affiliations During
   Name, Age and Positions with Company                Past Five Years
-----------------------------------------   --------------------------------------

J. Peter Fobare, 52                         Mr. Fobare assumed responsibility for
   Senior Vice President and General        the Consumer Direct Division in 1999.
   Manager, Consumer Retail and Direct      He had been Senior Vice President and
   Divisions and a Director                 General Manager of the Consumer Retail
                                            Division for more than five years prior
                                            to 1999.

Oliver B. Hasler, 38                        Mr. Hasler was elected Senior Vice
   Senior Vice President and Managing       President and Managing Director,
   Director, International Division         International Division in 2000. He had
                                            been Managing Director of Oneida's
                                            Latin American operation since 1998 and
                                            General Manager of Oneida Mexicana
                                            since 1995.

Robert J. Houle, 60                         Mr. Houle was elected Corporate Vice
   Corporate Vice President, Human          President in 1999. He had been Vice
   Resources                                President, Human Resources and
                                            Manufacturing Administration for more
                                            than five years prior to 1999.

James E. Joseph, 41                         Mr. Joseph was elected Senior Vice
   Senior Vice President and General        President and General Manager,
   Manager, Foodservice Division            Foodservice Division in August 2000. He
                                            had been Senior Vice President,
                                            International Division since March 2000,
                                            Vice President and Managing Director of
                                            Oneida's European, African and Asian
                                            operations since 1998 and Managing
                                            Director of Oneida's Latin American
                                            operation since 1994.

Peter J. Kallet, 55                         Mr. Kallet was elected Chairman in 2000
   Chairman of the Board, President and     He has been Chief Executive Officer
   Chief Executive Officer and a Director   since 1998 and President and Chief
                                            Operating Officer since 1996. He had
                                            been Senior Vice President and General
                                            Manager of the Company's Foodservice
                                            Division for more than five years prior
                    .                       to 1996.

Thomas E. Lowe, 51                          Mr. Lowe was elected President of Encore
   President, Encore Promotions, Inc.       Promotions, Inc. in 2001. He had been Senior
                                            Vice President, Marketing since 2000. Mr.
                                            Lowe joined the Company in 2000.

Robert L. Lupica, 40                        Mr. Lupica was elected Senior Vice President
   Senior Vice President and                in 1999. He has been General Manager of the
   General Manager, Buffalo Operations      Company's Buffalo Operations since 1996. Mr.
                                            Lupica joined the Company in 1996.

Catherine H. Suttmeier, 45                  Ms. Suttmeier was elected Corporate Vice
  Corporate Vice President, Secretary and   President in 1999. She has been Vice
  General Counsel and a Director            President, Secretary and General Counsel for
                                            more than five years prior to 1999.


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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Pages 1 through 5 of the Company's definitive Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

(a)  1. Financial Statements:

          Consolidated Statements of Operations for the fiscal years ended 2002, 2001 and 2002 (page 22 of this Report).

          Consolidated Balance Sheets for the fiscal years ended 2002 and 2001 (page 23 of this Report).

          Consolidated Statements of Changes in Stockholders' Equity for the fiscal years ended 2002, 2001 and 2000 (page 24 of this Report).

          Consolidated Statements of Cash Flows for the fiscal years ended 2002, 2001 and 2000 (page 25 of this Report).

          Notes to Consolidated Financial Statements (pages 26 through 45 of this Report).

          Independent Auditor's Report (page 46 of this Report).

     2. Financial Statement Schedule:

          Schedule II, Valuation and Qualifying Accounts, for fiscal years ended 2002, 2001 and 2000 (page 21 of this Report).

          Report of Independent Accountants on Financial Statement Schedule (page 20 of this Report).

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

         (vii) Amendment No. 3 to Amended and Restated Credit Agreement dated as of April 27, 2001, between Oneida Ltd., JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank) and the various lenders named in the Agreement, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 26, 2002. Amendment No. 3 is dated as of April 23, 2002

        (viii) Amended and Restated Collateral Agency and Intercreditor Agreement dated as of April 23, 2002 between Allstate Life Insurance Company, Allstate Insurance Company, Pacific Life Insurance Company, JPMorgan Chase Bank and the various lenders named in the Agreement, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 26, 2002.

          (ix) Amendment No. 1 to Pledge Agreement dated as of April 27, 2001 between Oneida Ltd., the subsidiaries of Oneida Ltd. which are signatories to the Agreement and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as collateral agent for the Secured Parties named in the Agreement, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 26, 2002. Amendment No. 1 is dated as of April 23, 2002.

          (x) Security Agreement dated as of April 23, 2002 between Kenwood Silver Company, Inc. and JPMorgan Chase Bank, as collateral agent for the Secured Parties named in the Agreement, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 26, 2002.

          (xi) Pledge Agreement dated as of April 23, 2002 between Kenwood Silver Company, Inc. and JPMorgan Chase Bank, as collateral agent for the Secured Parties named in the Agreement, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 26, 2002.

         (xii) Mortgage, Assignment of Leases and Rents and Security Agreement dated as of April 23, 2002 between Buffalo China, Inc., The Erie County Industrial Development Agency and JPMorgan Chase Bank, as collateral agent for the Secured Parties named in the Agreement, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 26, 2002.

        (xiii) Mortgage Spreader Agreement dated as of April 23, 2002 between Buffalo China, Inc., The Erie County Industrial Development Agency and JPMorgan Chase Bank, as collateral agent for the Secured Parties named in the Agreement, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 26, 2002.

         (xiv) Mortgage, Assignment of Leases and Rents and Security Agreement dated as of April 23, 2002 between Buffalo China, Inc., The Erie County Industrial Development Agency and JPMorgan Chase Bank, as collateral agent for the Secured Parties named in the Agreement, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 26, 2002.

          (xv) Mortgage Spreader Agreement dated as of April 23, 2002 between Buffalo China, Inc., The Erie County Industrial Development Agency and JPMorgan Chase Bank, as collateral agent for the Secured Parties named in the Agreement, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 26, 2002.

         (xvi) Mortgage, Assignment of Leases and Rents and Security Agreement dated as of April 23, 2002 between Oneida Ltd., The Oneida County Industrial Development Agency and JPMorgan Chase Bank, as collateral agent for the Secured Parties named in the Agreement, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 26, 2002.

        (xvii) Mortgage Spreader Agreement dated as of April 23, 2002 between Oneida Ltd., The Oneida County Industrial Development Agency and JPMorgan Chase Bank, as collateral agent for the Secured Parties named in the Agreement, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 26, 2002.

       (xviii) Mortgage, Assignment of Leases and Rents and Security
               Agreement dated as of April 23, 2002 between Oneida Ltd., The Oneida County Industrial Development Agency and JPMorgan Chase Bank, as collateral agent for the Secured Parties named in the Agreement, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 26, 2002.

         (ixx) Mortgage Spreader Agreement dated as of April 23, 2002 between Oneida Ltd., The Oneida County Industrial Development Agency and JPMorgan Chase Bank, as collateral agent for the Secured Parties named in the Agreement, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 26, 2002.

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

        (xxii) Amendment No. 2 to 2001 Amended and Restated Note Purchase Agreement (1996) dated as of May 31, 2001, between Oneida Ltd., THC Systems, Inc., Allstate Life Insurance Company, Allstate Insurance Company and Pacific Life Insurance Company, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 26, 2002. Amendment No. 2 is dated April 23, 2002.

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

          (ii) Employment Agreements with 8 executive employees of the Company dated November 15, 1999, which are incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 26, 2002.

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

          (21) Subsidiaries of the Registrant, which are incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 26, 2002.

        (99.2) Certification of Chief Executive Officer Pursuant to 18 U.S.C.
               Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (99.3) Certification of Chief Financial Officer Pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) During the quarter ended January 26, 2002 no Reports on Form 8-K were filed by the Registrant.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                ONEIDA  LTD.


                                                By: /s/ PETER J. KALLET
                                                    ----------------------------
                                                        Peter J. Kallet
                                                Chairman of the Board, President
                                                and Chief Executive Officer

Date: March 26, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                           Title                                     Date
---------                           -----                                     ----
Principal Executive Officer


/s/ PETER J. KALLET                 Chairman of the Board, President and      March 26, 2003
---------------------------------   Chief Executive Officer
    Peter J. Kallet

Principal Financial Officer


/S/ GREGG R. DENNY                  Chief Financial Officer                   March 26, 2003
---------------------------------
    Gregg R. Denny


Principal Accounting Officer


/s/ THOMAS A. FETZNER               Vice President and Corporate Controller   March 26, 2003
---------------------------------
    Thomas A. Fetzner


The Board of Directors


/s/ WILLIAM F. ALLYN                Director                                  March 26, 2003
---------------------------------
    William F. Allyn


/s/ R. QUINTUS ANDERSON             Director                                  March 26, 2003
---------------------------------
    R. Quintus Anderson


/s/ GEORGIA S. DERRICO              Director                                  March 26, 2003
---------------------------------
    Georgia S. Derrico


/s/ J. PETER FOBARE                 Director                                  March 26, 2003
---------------------------------
    J. Peter Fobare

Signature                           Title                                     Date
---------                           -----                                     ----
/s/ GREGORY M. HARDEN               Director                                  March 26, 2003
---------------------------------
    Gregory M. Harden


/s/ PETER J.  KALLET                Director                                  March 26, 2003
---------------------------------
    Peter J. Kallet


/s/ PETER J.  MARSHALL              Director                                  March 26, 2003
---------------------------------
    Peter J. Marshall


/s/ WHITNEY D. PIDOT                Director                                  March 26, 2003
---------------------------------
    Whitney D. Pidot


/s/ CATHERINE H. SUTTMEIER          Director                                  March 26, 2003
---------------------------------
    Catherine H. Suttmeier


/s/ WILLIAM M. TUCK                 Director                                  March 26, 2003
---------------------------------
    William M. Tuck

                                  CERTIFICATION

I, Peter J. Kallet certify that:

     1.   I have reviewed this annual report on Form 10-K/A of Oneida Ltd.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 2, 2003                         By: /s/ PETER J. KALLET
                                                -------------------------------
                                                Peter J. Kallet
                                                Chairman of the Board, President
                                                and Chief Executive Officer

                                  CERTIFICATION

I, Gregg R. Denny certify that:

     1.   I have reviewed this annual report on Form 10-K/A of Oneida Ltd.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          b) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 2, 2003                                  By: /s/ GREGG R. DENNY
                                                         -----------------------
                                                         Gregg R. Denny
                                                         Chief Financial Officer

                      Report of Independent Accountants on
                          Financial Statement Schedule

To the Board of Directors and
Stockholders of Oneida Ltd.

Our audits of the consolidated financial statements referred to in our report dated February 25, 2002, except for Note 11, as to which the date is April 25, 2002 and except for Note 1, as to which the date is February 24, 2003, appearing in the 2002 Annual Report on Form 10-K/A of Oneida Ltd. also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K/A. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers  LLP
-------------------------------

Syracuse, New York
February 25, 2002

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (File Nos. 2-84304, 33-49462, 333-10795, 333-66425 and
333-87007) and Form S-3 (File No. 33-64608) of Oneida Ltd. of our report dated February 25, 2002, except for Note 11, as to which the date is April 25, 2002 and except for Note 1, as to which the date is February 24, 2003, relating to the consolidated financial statements, which appears in this Form 10-K/A. We also consent to the incorporation by reference of our report dated February 25, 2002 relating to the financial statement schedule, which appears in this Form 10-K/A.

/s/ PricewaterhouseCoopers  LLP
-------------------------------

Syracuse, New York
April 1, 2003

                                                                     SCHEDULE II

                                   ONEIDA LTD.
                          AND CONSOLIDATED SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                 FOR THE YEARS ENDED JANUARY 2002, 2001 AND 2000
                                   (Thousands)

----------------------------------------   ----------   ----------   ----------   ----------
              Column A                      Column B     Column C     Column D     Column E
----------------------------------------   ----------   ----------   ----------   ----------
                                                         Additions
                                           Balance at   Charged to                Balance at
                                            Beginning    Cost and                   End of
            Description                     of Period    Expenses    Deductions     Period
----------------------------------------   ----------   ----------   ----------   ----------
YEAR ENDED JANUARY 26, 2002:
   Reserves deducted from assets to
   Which they apply:
      Accounts receivable reserves .....     $ 3,072    $ 2,797      $ 2,394(b)     $ 3,475
                                             =======    =======      =======        =======
      Inventory reserves ...............     $13,323    $   435      $ 9,164(d)     $ 4,594
                                             =======    =======      =======        =======

YEAR ENDED JANUARY 27, 2001:
   Reserves deducted from assets to
   Which they apply:
      Accounts receivable reserves .....     $ 1,409    $ 2,802(a)   $ 1,139(b)     $ 3,072
                                             =======    =======      =======        =======
      Inventory reserves ...............     $ 1,172    $26,021(c)   $13,870(d)     $13,323
                                             =======    =======      =======        =======

YEAR ENDED JANUARY 29, 2000:
   Reserves deducted from assets to
   Which they apply:
      Accounts  receivable reserves ....     $ 1,520    $   823      $   934(b)     $ 1,409
                                             =======    =======      =======        =======
      Inventory reserves ...............     $ 1,466    $ 4,010(c)   $ 4,304(d)     $ 1,172
                                             =======    =======      =======        =======

----------
(a) Includes $1,319 of reserve additions from acquisitions. These amounts were not charged to expense.

(b)  Adjustments and doubtful accounts written off.

(c) Includes restructuring charges of $24,000 and $3,000 in 2001 and 2000, respectively.

(d)  Adjustments and inventory disposals.

CONSOLIDATED STATEMENTS OF OPERATIONS
ONEIDA LTD.
For the years ended January 2002, 2001 and 2000

                                                 (Thousands except per share amounts)
                                                 ------------------------------------
                                                    Restated   Restated
                                                    (Note 1)   (Note 1)
             Year ended in January                    2002       2001       2000
----------------------------------------------      --------   --------   --------
Net sales ....................................      $499,237   $515,522   $495,056
Cost of sales ................................       337,307    329,758    299,071
Inventory writedown ..........................                   24,000      3,000
                                                    --------   --------   --------
Gross margin .................................       161,930    161,764    192,985
Other operating revenues .....................         1,513      6,466        861
                                                    --------   --------   --------
                                                     163,443    168,230    193,846
                                                    --------   --------   --------

Operating expenses:
   Selling, distribution and administrative
      charges ................................       135,726    132,817    128,038
   Restructuring costs and unusual charges ...                   15,008     41,300
                                                               --------   --------
      Total ..................................       135,726    147,825    169,338
                                                    --------   --------   --------
Income from operations .......................        27,717     20,405     24,508
Other income  (expense) ......................         7,134       (579)       202
Interest expense .............................        23,171     21,602     10,875
                                                    --------   --------   --------
Income (loss) before  income taxes ...........        11,680     (1,776)    13,835
Provision for income taxes ...................        (4,657)    (1,326)    (8,324)
                                                    --------   --------   --------
Net income (loss) ............................      $  7,023   $ (3,102)  $  5,511
                                                    ========   ========   ========

Earnings (loss) per share of  common stock
         Basic ...............................      $    .42   $   (.20)  $    .33
         Diluted .............................           .42       (.20)       .32

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
ONEIDA LTD.

                                                         (Dollars in Thousands)
                                                       -------------------------
                                                         Restated      Restated
                                                         (Note 1)      (Note 1)
                                                       January 26,   January 27,
                                                           2002          2001
                                                       -----------   -----------
ASSETS
Cash ...............................................    $ 11,112      $  2,163
Receivables ........................................      80,944        89,993
Inventories ........................................     169,523       214,026
Other current assets ...............................      17,687        26,517
                                                        --------      --------
Total current assets ...............................     279,266       332,699
                                                        --------      --------
Property, plant and equipment ......................     108,534       112,213
Goodwill--net of accumulated amortization
   of $18,572 and $13,850 ..........................     131,796       138,918
Deferred income taxes ..............................      21,567        22,041
Other assets .......................................       4,390         8,047
                                                        --------      --------
Total assets .......................................    $545,553      $613,918
                                                        ========      ========

LIABILITIES
Short-term debt ....................................    $ 11,430      $  8,046
Accounts payable ...................................      24,848        33,097
Accrued liabilities ................................      44,707        67,404
Current installments of long-term debt .............       3,956         9,239
                                                        --------      --------
Total current liabilities ..........................      84,941       117,786
                                                        --------      --------
Long-term debt .....................................     256,170       282,815
Accrued postretirement liability ...................      56,410        56,108
Accrued pension liability ..........................      15,206        15,557
Other liabilities ..................................       8,725        19,146
                                                        --------      --------
Total liabilities ..................................     421,452       491,412
                                                        --------      --------

STOCKHOLDERS' EQUITY
Cumulative 6% preferred stock--$25 par value;
   authorized 95,660 shares, issued 86,036 and
   86,698 shares; callable at $30 per share ........       2,151         2,167
Common stock--$l.00 par value; authorized
   48,000,000 shares, issued 17,809,235 and
   17,702,666 shares ...............................      17,809        17,703
Additional paid-in capital .........................      83,965        82,956
Retained earnings ..................................      60,638        55,693
Accumulated other comprehensive loss ...............     (16,328)      (11,423)
Less cost of common stock held in treasury;
   1,285,679 and 1,314,508 shares ..................     (24,134)      (24,590)
                                                        --------      --------
Stockholders' equity ...............................     124,101       122,506
                                                        --------      --------
Total liabilities and stockholders' equity .........    $545,553      $613,918
                                                        ========      ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
ONEIDA LTD.
for the years ended January 2002, 2001 and 2000

                                                                        (Thousands)
                               ----------------------------------------------------------------------------------------------
                                                                                               Accum.
                                                                         Addt'l                 Other                Unalloc.
                                Comp.    Common    Common   Preferred   Paid-in   Retained      Comp.     Treasury     ESOP
                                Income   Shares    Stock      Stock     Capital   Earnings   Inc.(loss)     Stock     Shares
                               -------   ------   -------   ---------   -------   --------   ----------   --------   --------
Balance January 1999 .......             17,423   $17,423    $2,185     $79,737   $65,870     $(11,079)   $(13,888)
Stock plan activity, net ...                187       187                 2,151
Purchase/retirement
   of treasury stock--net...                                                                                (6,471)
Cancelled  stock............                 (7)       (7)      (10)         (1)
Cash dividendsdeclared
   ($.40 per share).........                                                       (6,751)
Net income .................   $ 5,511                                              5,511
Other comprehensive loss ...      (711)                                                           (711)
                               -------
Comprehensive income........   $ 4,800
                               =======
ESOP activity--net..........                                                                                   647    $(1,486)
                                                                                                          --------    -------
Balance January 2000 .......             17,603    17,603     2,175      81,887    64,630      (11,790)    (19,712)    (1,486)
Stock plan activity, net....                109       109                 1,067
Purchase/retirement of
   treasury stock--net......                                                                                (5,976)
Cancelled stock.............                 (9)       (9)       (8)          2
Cash dividendsdeclared
   ($.35 per share).........                                                       (5,835)
Net loss ...................   $(3,102)                                            (3,102)
Other comprehensive income..       367                                                             367
                               -------
Comprehensive loss..........   $(2,735)
                               =======
ESOP activity--net..........                                                                                 1,098      1,486
                                                                                                          --------    -------
Balance January 2001
   Restated (Note 1)........             17,703    17,703     2,167      82,956    55,693      (11,423)    (24,590)
Stock plan activity, net....                106       106                 1,009
Purchase/retirement of
   treasury stock--net......                                    (16)                                           456
Cash dividendsdeclared
   ($.17 per share).........                                                       (2,078)
Net income..................   $ 7,023                                              7,023
Other comprehensive loss....    (4,905)                                                         (4,905)
                               -------
Comprehensive income .......   $ 2,118
                               =======
Balance January 2002
   Restated (Note 1)........             17,809   $17,809    $2,151     $83,965   $60,638     $(16,328)   $(24,134)
                                         ======   =======    ======     =======   =======     ========    ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
ONEIDA LTD.
for the years ended January 2002, 2001 and 2000

                                                                      (Thousands)
                                                           Restated    Restated
                                                            (Note1)    (Note 1)
                 Year ended in January                       2002        2001         2000
--------------------------------------------------------   --------   -----------   --------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income (loss) ...................................   $  7,023    $  (3,102)   $  5,511
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization .................     17,095       14,807      13,812
         Impairment of long-term assets ................                  29,000      11,100
         Gain on marketable securities .................     (8,646)
         Deferred taxes and other non-cash charges .....     (8,455)      (6,859)      1,294
         Decrease (increase) in operating assets:
            Receivables ................................      9,049        7,923      (8,690)
            Inventories ................................     43,866      (29,381)      3,600
            Other current assets .......................     14,408        2,923      (1,729)
            Other assets ...............................     (2,947)      (7,636)      3,092
         Increase (decrease) in accounts payable .......     (8,249)      (1,425)      4,947
         Increase (decrease) in accrued liabilities ....    (21,037)      (9,259)      8,975
                                                           --------    ---------    --------
            Net cash provided by (used in) operating
               activities ..............................     42,107       (3,009)     41,912
                                                           --------    ---------    --------
CASH FLOW FROM INVESTING ACTIVITIES:
   Sale/(purchase) of subsidiaries and minority
      interest .........................................      6,604     (122,190)
   Property, plant and equipment expenditures--net .....     (8,057)     (14,685)    (22,156)
   Proceeds from sale of marketable securities .........      1,547
   Proceeds from disposal of assets held for sale ......      3,823
   Other--net ..........................................        (26)         552      (1,020)
                                                           --------    ---------    --------
            Net cash provided by (used in) investing
               activities ..............................      3,891     (136,323)    (23,176)
                                                           --------    ---------    --------
CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock ..............      1,107        1,166       2,320
   (Purchase)/issuance of treasury stock--net ..........        447       (4,883)     (5,824)
   (Purchase)/allocation of ESOP shares--net ...........                   1,486      (1,486)
   (Payments)/borrowings of short-term debt--net .......      3,384      (24,671)    (24,408)
   Proceeds from issuance of long-term debt ............      1,025      275,000      25,790
   Payment of long-term debt ...........................    (32,953)    (105,871)     (5,680)
   Dividends paid ......................................     (4,238)      (4,998)     (6,751)
                                                           --------    ---------    --------
            Net cash provided by (used in)
               financing activities ....................    (31,228)     137,229     (16,039)
                                                           --------    ---------    --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ................     (5,821)         367        (711)
                                                           --------    ---------    --------
NET INCREASE (DECREASE) IN CASH ........................      8,949       (1,736)      1,986
CASH AT BEGINNING OF YEAR ..............................      2,163        3,899       1,913
                                                           --------    ---------    --------
CASH AT END OF YEAR ....................................   $ 11,112    $   2,163    $  3,899
                                                           ========    =========    ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:

   Cash paid during the year for:
      Interest .........................................   $ 25,309    $  19,695    $ 10,993
      Income taxes .....................................      1,056        7,629       6,089
   Non-cash investing activity:
      Receipt of marketable securities .................      7,099
      Unrealized gain on marketable securities .........        916

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. RESTATEMENT

In November, 2002 the company announced that it would restate financial results for its accounting for the August 2000 acquisition of Delco International Ltd. The company concluded that adjustments were needed to its initial purchase price allocation to record compensation related to employment agreements, and inventory and repacking, moving and temporary warehousing related to inventory and other period costs previously recorded as goodwill, and to appropriately recognize the deferred tax effects of the acquisition. In addition, reclassifications were made between various balance sheet accounts, including inventory, receivables, fixed assets, goodwill, other assets, and accrued liabilities to properly classify fair value and other adjustments associated with the acquisition. The cumulative effect of these restatements results in the recognition from August 2000 through July 2002 of additional compensation expense, integration expenses, and tax expense totaling $3.4 million as compared to what was previously reported. On December 5, 2002, the Company announced in a press release that it intended to file the restatement, and by letter dated December 13, 2002, the SEC notified the Company that it was conducting an informal inquiry regarding the restatement. The Company is fully cooperating with the SEC in the informal inquiry.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                         FOR THE YEAR ENDED JAN 26, 2002

                                               As Prev.    Increase
                                               Reported   (Decrease)   Restated
                                               --------   ----------   --------
Cost of  sales .............................   $336,113    $ 1,194     $337,307
Gross margin ...............................    163,124     (1,194)     161,930
Selling, distribution
   and administrative expenses .............    134,574      1,152      135,726
Income (loss) from operations ..............     30,063     (2,346)      27,717
Income (loss) before
   income taxes ............................     14,026     (2,346)      11,680
Provision (benefit) for
   income taxes ............................      5,525       (868)       4,657
Net income (loss) ..........................      8,501     (1,478)       7,023
Earnings per share
   (basic and diluted) .....................   $    .51    $  (.09)    $    .42

Net income for the year ended January, 2002 decreased from $8,501 as previously reported to $7,023 as restated. This reduction results from recognition of additional cost of sales of $1,194 primarily related to inventory repacking and moving costs, compensation expense of $435 and integration costs of $717, net of an associated income tax benefit of $868.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                         FOR THE YEAR ENDED JAN 27, 2001

                                               As Prev.    Increase
                                               Reported   (Decrease)   Restated
                                               --------   ----------   --------
Selling, distribution
   and administrative expenses ............     133,113       (296)     132,817
Income from operations ....................      20,109        296       20,405
Income (loss) before
   income taxes ...........................      (2,072)       296       (1,776)
Provision (benefit) for
   income taxes ...........................        (772)     2,098        1,326
Net income (loss) .........................      (1,300)    (1,802)      (3,102)
Earnings per share
   (basic and diluted) ....................    $   (.09)   $  (.11)    $   (.20)

Net loss for the year ended January, 2001 increased from $(1.3) million as previously reported to $(3.1) million as restated. This reduction results from the recognition of additional compensation expense and income tax expense of $346 and $2,098, respectively, net of a goodwill amortization benefit of $642 due to a correction in the amortization period.

                        BALANCE SHEET AT JANUARY 26, 2002

                                                As Prev.    Increase
                                                Reported   (Decrease)   Restated
                                                --------   ----------   --------
Other current assets ........................   $ 18,540    $  (853)    $ 17,687
Property, plant & equipment .................    108,372        162      108,534
Goodwill - net ..............................    134,073     (2,277)     131,796
Deferred income taxes .......................     19,181      2,386       21,567
Accrued liabilities .........................     42,009      2,698       44,707
Retained earnings ...........................     63,918     (3,280)      60,638

The consolidated balance sheet as of January 2002 has been restated to reflect the effects of the adjustments described above. Retained earnings has been decreased $3.3 million from $63.9 million as previously reported to $60.6 million as restated to recognize the cumulative effect of increased compensation expense of $1.0 million, increased cost of sales of $1.2 million, increased integration costs of $500, reduced goodwill amortization of $640, and increased income tax expense of $1.2 million. Goodwill has been restated downward from $134.1 million as previously reported to $131.8 million as restated principally to reflect the reversal of compensation and integration costs included in the purchase price allocation approximating $3.2 million, reclassify $2.2 million of fair value adjustments and exit costs from accrued liabilities into goodwill, increase net deferred tax assets related to the acquisition of $1.9 million, and reduce accumulated amortization of goodwill by $642. The remaining changes to other current assets, property, plant and equipment, deferred income taxes and accrued liabilities were the result of balance sheet reclassifications as part of the restatement process.

                        BALANCE SHEET AT JANUARY 27, 2001

                                                As Prev.    Increase
                                                Reported   (Decrease)   Restated
                                                --------   ----------   --------
Inventory ...................................   $214,988    $  (962)    $214,026
Other current assets ........................     27,757     (1,240)      26,517
Goodwill - net ..............................    141,195     (2,277)     138,918
Deferred income taxes .......................     22,833       (792)      22,041
Accrued liabilities .........................     70,873     (3,469)      67,404
Retained earnings ...........................     57,495     (1,802)      55,693

The consolidated balance sheet as of January 2001 has been restated to reflect the effects of the adjustments described above. Retained earnings has been decreased $1.8 million from $57.5 million as previously reported to $55.7 million as restated to recognize the cumulative effect of increased compensation expense of $346, reduced goodwill amortization of $640 and increased income tax expense of $2.1 million. Goodwill has been restated downward from $141.2 million as previously reported to $138.9 million as restated principally to reflect the reversal of compensation and integration costs included in the purchase price allocation approximating $3.2 million, reclassify $2.2 million of fair value adjustments and exit costs from accrued liabilities into goodwill, increase net deferred tax assets related to the acquisition of $1.9 million, and reduce accumulated amortization of goodwill by $640. The remaining changes to inventory, other current assets, deferred income taxes and accrued liabilities were the result of balance sheet reclassifications as part of the restatement process.

Due to the restated financial results for the 2001 fiscal year, the company was not in compliance with certain of its loan covenants with respect to its senior notes and revolving credit agreement. Waivers for the non-compliance have been obtained from the Company's lenders.

2.   ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company uses a 52-53 week fiscal year ending on the last Saturday in January. The financial statements of certain foreign subsidiaries are consolidated with those of the parent on the basis of years ending in December. Certain reclassifications have been made to the financial statements for prior years to conform to the presentation for 2002.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income", requires companies to report a measure of operations called comprehensive income. This measure, in addition to net income, includes as income or loss, the following items, which if present are included in the equity section of the balance sheet: unrealized gains and losses on certain investments in debt and equity securities; foreign currency translation; and minimum pension liability adjustments. The Company has reported comprehensive income within Consolidated Statements of Shareholders' Equity.

Foreign Currency Translation

Assets and liabilities of certain non-U.S. subsidiaries are translated at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income.

Earnings Per Share

Basic and diluted earnings per share are presented for each period in which a statement of operations is presented. Basic earnings per share is computed by dividing net income less preferred stock dividends by the weighted average shares actually outstanding for the period. Diluted earnings per share includes the potentially dilutive effect of shares issuable under the employee stock purchase and incentive stock option plans.

Inventories

Inventories are valued at the lower of cost or market. Approximately 8% and 18% of inventories are valued under the last-in, first-out (LIFO) method in 2002 and 2001, respectively, with the remainder valued under the first-in, first-out
(FIFO) method.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the related assets, generally using the straight-line method. The depreciable lives assigned to buildings are 20-50 years while equipment is depreciated over 2-16 years.

Interest relating to the cost of acquiring certain fixed assets is capitalized and amortized over the asset's estimated useful life.

Investments in Marketable Securities

The Company classifies its marketable securities as available for sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". These securities are carried at fair market value in other current assets, with unrealized gains and losses, net of tax, reported in stockholders' equity as a component of other comprehensive income (loss).

In 2002, the Company had other income of $8,646,000 related to the receipt of Prudential Financial common shares. These shares were received by the Company, a Prudential shareholder, as part of Prudential's conversion from a mutual insurance company to a stock enterprise. One-sixth of the shares were sold in 2002. Unrealized gains on the remaining shares of $577,000 (net of tax) were recorded as a component of other comprehensive income (loss) in the Company's equity section.

Goodwill

Goodwill resulted from the allocation of the purchase price of the acquisition of certain businesses. These assets are amortized using the straight-line method over 10-40 years. Amortization expense was $4,722,000, $3,789,000 and $2,905,000 in 2002, 2001 and 2000, respectively, as restated. During 2001 the Company revised the estimated life of one asset from 15 to 40 years. This change in estimate increased 2002 and 2001 income by $400,000 compared to 2000. The Company assesses the recoverability of its intangible assets by determining whether the amortization over the remaining life of its goodwill can be recovered through undiscounted future operating cash flows and reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.

Fair Value of Financial Instruments

The estimated fair market values of the Company's financial instruments, principally long-term debt, are estimated using discounted cash flows, based on current market rates for similar borrowings. The carrying amounts for short-term borrowings approximate their recorded values.

Revenue Recognition

For financial accounting purposes, sales are recorded when goods are shipped. The Company's general policy is not to allow customer returns unless they are specifically preauthorized.

Treasury Stock

Treasury stock purchases are recorded at cost. During 2001 and 2000 the Company purchased 319,100 and 305,000 shares of treasury stock at an average cost of $18.78 and $22.27, respectively. The Company purchases treasury stock primarily to improve stockholder value. As of January 2002, the Company has been authorized by the Board of Directors to repurchase up to 252,900 additional shares.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses amounted to $3,315,000, $4,145,000, and $3,817,000, during 2002, 2001 and 2000, respectively.

Restructuring and Unusual Costs

In the year ended January 2001, the Company recorded a $39,008,000 charge for restructuring and other unusual items. This charge reduced 2001 net income by $24,500,000, or $1.50 per share. This total includes $10,008,000 related primarily to the consolidation of sales, marketing, logistics and administrative functions, along with the realignment of product lines, warehouses and "make versus buy" decisions primarily related to the Company's ongoing efforts to streamline operations, as well as remove acquisition-related redundancies involving Delco, Sakura and Viners (See Note 2 of Notes to the Consolidated Financial Statements for a complete discussion on acquisition activity). Through January 2002, $9,520,000 was expended towards these efforts; the remainder will be paid in 2003. The 2001 earnings also included an inventory writedown of $24,000,000 related to product rationalization. A $24,000,000 inventory reserve was established; through 2002, $20,858,000 of this reserve was utilized to liquidate excess and obsolete product. The remaining product will be disposed of in 2003. The Company also recorded a charge of $5,000,000 to recognize impairment of certain manufacturing tools and product procurement assets. All impaired assets have been written down to their net realizable value in 2001. There are no anticipated adjustments needed for any of the restructuring or unusual expense accruals.

In the year ended January 2000, the Company recorded a $44,300,000 charge for restructuring and other unusual items. This total included $3,000,000 of inventory writedowns due to discontinuing certain product lines, $11,000,000 of charges related to operations restructuring, $12,000,000 of long-term asset impairments and $18,300,000 of other unusual charges. These charges reduced net income by $1.83 per share.

Key components of the 2000 restructuring included the closure of the Company's flatware manufacturing facility in Niagara Falls, Canada; consolidation of the Company's international operations; and further elimination of positions and underperforming product lines.

The majority of the $11,000,000 restructuring charge related to early retirement benefits, severance and associated employee benefit costs. The closure of the Canadian manufacturing facility, which was substantially completed in the first quarter, resulted in the reduction of approximately 150 jobs. The intent of the total strategic restructuring plan was to reduce the Company's worldwide employment. This was accomplished by means of the above mentioned plant closure and further international and domestic job consolidations, as well as through normal attrition and the extension of early retirement and termination packages. The Company actually paid all 2000 restructuring costs by the end of 2001.

The asset writedowns were related to goodwill associated with the purchase of a subsidiary and the writedown of manufacturing fixed assets that will no longer be utilized due to the closing of the Oneida Canada plant and the exiting of certain product lines. The full $12,000,000 of non-cash charges were recorded against the respective assets to reduce them to net realizable value. The Company recorded a $3,000,000 non-cash inventory reserve charge as a component of cost of sales to reduce discontinued product lines to net realizable value. This reserve was fully utilized to dispose of the discontinued products in 2000.

In the year ended January 2000, the Company expensed $18,300,000 of unusual items. These were costs related to an unsolicited takeover attempt, litigation costs and costs incurred to overcome unique market barriers in the foodservice glassware market. Approximately $16,000,000 of these unusual expense payments were made during that year; the rest occurred in 2001.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 is currently effective and SFAS 142 is effective January 27, 2002 for the Corporation. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of the this standard. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the Statement. The Corporation is currently reviewing the provisions of SFAS 141 and SFAS 142 and assessing the impact of adoption. In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 provides guidance on the accounting for long-lived assets to be held and used and for assets to be disposed of through sale or by other means. SFAS 144 is effective for the fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS 144 to have a material impact on the earnings or financial position of the Company.

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

3. ACQUISITIONS

On June 13, 2000, the Company purchased all of the stock of Viners of Sheffield, Ltd. (Viners) for approximately $25,000,000 in cash. London based Viners is a long established marketer of flatware and cookware in the United Kingdom.

On June 30, 2000, the Company acquired all of the net assets of Sakura, Inc. (Sakura) for approximately $40,000,000 in cash. Sakura, based in New York City, is a leading importer and marketer of consumer dinnerware.

On August 9, 2000, the Company completed the acquisition of the stock of Delco International Ltd. (Delco) (including its wholly owned subsidiary Delco Tableware International and its ABCO International division) for approximately $60,000,000 in cash. Delco, headquartered in Long Island, New York, is a leading supplier of tableware products to the foodservice industry (Note 1).

The above three acquisitions were recorded using the purchase method of accounting and accordingly, the operating results of Viners, Sakura and Delco have been included in the accompanying consolidated financial statements since their respective dates of acquisition. Excess purchase price over the net fair value of assets acquired (including certain acquisition costs) totaled $110,455,000. These intangible assets (primarily goodwill) are being amortized over forty years using the straight line method.

On June 2, 2000, the Company entered into a three year $275,000,000 bank revolving credit agreement. This facility was utilized to fund the above three acquisitions, as well as to refinance the majority of the Company's outstanding credit facilities and term loans. See Note 10 for further discussion of long term debt arrangements.

As the Company's 2001 financial statements only include a partial year of the three acquired companies operating results, the following unaudited pro forma information is provided to present a summary of the operations of the Company, Viners, Sakura and Delco, as if the acquisitions had occurred on January 31, 1999.

                                            (thousands except per share amounts)
                                            ------------------------------------
                                                     Restated
                                                     (Note 1)
                                                       2001       2000
                                                     --------   --------
Net  sales                                           $570,565   $611,051
Net income (loss)                                      (6,264)     3,868
Earnings (loss) per share of common stock
   Basic                                                 (.39)       .23
   Diluted                                               (.39)       .23

The pro forma data given above is for informational purposes only and does not purport to be indicative of the results that would have been obtained if the operations had been combined during the periods presented. This information is not intended to be indicative of future results or trends.

4. INCOME TAXES

The Company accounts for taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the use of the liability method of computing deferred income taxes. Under the liability method, deferred income taxes are based on the tax effect of temporary differences between the financial statement and tax bases of assets and liabilities and are adjusted for tax rate changes as they occur.

The components of the deferred tax assets and liabilities are as follows:

                                                                (Thousands)
                                                            -------------------
                                                            Restated   Restated
                                                            (Note 1)   (Note 1)
                                                              2002       2001
                                                            --------   --------
Deferred income taxes:
   Postretirement benefits ...............................   $22,310    $22,058
   Employee benefits .....................................    12,189     12,764
      Inventory reserves .................................     2,219      5,889
   Other .................................................    (2,354)     1,801
                                                             -------    -------
   Total deferred tax assets .............................    34,364     42,512
   Depreciation ..........................................    (9,694)    (9,506)
      Marketable securities ..............................    (2,966)         0
      Acquisition intangibles ............................    (1,216)       414
                                                             -------    -------
         Total ...........................................    20,488     33,420
   Current deferred (benefit) liability ..................    (1,079)    11,379
                                                             -------    -------
   Non-Current deferred tax assets .......................   $21,567    $22,041
                                                             =======    =======

The provision (credit) for income taxes consists of the following:

                                                            (Thousands)
                                                  -----------------------------
                                                  Restated   Restated
                                                  (Note 1)   (Note 1)
                                                    2002       2001      2000
                                                  --------   --------   -------
Current tax (benefit) expense:
   U.S. Federal ...............................   $(12,737)   $ 2,886   $ 8,255
   Foreign ....................................      3,497      3,805     2,502
   State ......................................        174        573       643
                                                  --------    -------   -------
                                                    (9,066)     7,264    11,400
Deferred tax expense (benefit) ................     13,723     (5,938)   (3,076)
                                                  --------    -------   -------
   Total tax expense ..........................   $  4,657    $ 1,326   $ 8,324
                                                  ========    =======   =======

The income tax provision differed from the total income tax expense as computed by applying the statutory U.S. Federal income tax rate to income before income taxes. The reasons for the differences are as follows:

                                                           (Thousands)
                                                  ----------------------------
                                                  Restated   Restated
                                                  (Note 1)   (Note 1)
                                                    2002       2001      2000
                                                  --------   --------   ------
Statutory U.S. Federal taxes ..........            $3,971     $ (604)   $4,842
Difference due to:
   Foreign taxes ......................               474        844     2,522
   State taxes ........................               115        378       418
   Other ..............................                97        708       542
                                                   ------     ------    ------
   Provision for taxes ................            $4,657     $1,326    $8,324
                                                   ======     ======    ======

The following presents the U.S. and non-U.S. components of income before income taxes.

                                                            (Thousands)
                                                  ------------------------------
                                                  Restated   Restated
                                                  (Note1)    (Note 1)
                                                    2002       2001       2000
                                                  --------   --------   -------
U.S. income (loss) ............................    $ 2,788   $(10,510)  $15,606
Non-U.S. income (loss) ........................      8,892      8,734    (1,771)
                                                   -------   --------   -------
   Income (loss) before income taxes ..........    $11,680   $ (1,776)  $13,835
                                                   =======   ========   =======

5. RECEIVABLES

Receivables by major classification are as follows:

                                                                  (Thousands)
                                                              ------------------
                                                                2002      2001
                                                              -------   -------
Accounts receivable .......................................   $81,895   $90,793
Other accounts and notes receivable .......................     2,524     2,272
Less allowance for doubtful accounts ......................    (3,475)   (3,072)
                                                              -------   -------
   Receivables ............................................   $80,944   $89,993
                                                              =======   =======

6. INVENTORIES

Inventories by major classification are as follows:

                                                                 (Thousands)
                                                             -------------------
                                                                        Restated
                                                                        (Note 1)
                                                               2002       2001
                                                             --------   --------
Finished goods ...........................................   $147,097   $193,844
Goods in process .........................................     13,112     11,018
Raw materials and supplies ...............................      9,314      9,164
                                                             --------   --------
      Total ..............................................   $169,523   $214,026
                                                             ========   ========
Excess of replacement cost over LIFO value of
   inventories ...........................................   $  9,300   $ 13,000
                                                             ========   ========

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment by major classification are as follows:

                                                                 (Thousands)
                                                             -------------------
                                                             Restated
                                                             (Note 1)
                                                               2002       2001
                                                             --------   --------
Land and buildings .......................................   $ 70,141   $ 71,065
Machinery and equipment ..................................    182,165    176,656
                                                             --------   --------
   Total .................................................    252,306    247,721
Less accumulated depreciation ............................    143,772    135,508
                                                             --------   --------
Property, plant and equipment-- net ......................   $108,534   $112,213
                                                             ========   ========

Depreciation expense totalled $12,373,000, $11,018,000, and $10,907,000 for
2002, 2001 and 2000, respectively.

8. COMMITMENTS

The Company leases factory stores, equipment, warehouses and office facilities. Lease expense charged to operations was $8,476,000, $8,888,000, and $7,169,000 for 2002, 2001 and 2000, respectively.

In September 2001, the Company entered into a new three year distribution agreement with a supplier. This contract stipulates purchase commitments through the term of the agreement. In addition, the Company is required to maintain a $1,000,000 stand-by letter of credit for the first two years of the agreement. In 2002 purchase commitments under this agreement amounted to $1,933,000.

Future minimum payments for all non-cancelable operating leases and purchase commitments having a remaining term in excess of one year at January 2002 are as follows:

                                                                     (Thousands)
                                                                     -----------
                                                                     Commitment
                                                                     ----------
2003..............................................................     $13,747
2004..............................................................      13,470
2005..............................................................       9,183
2006..............................................................       2,254
2007..............................................................       1,438
Remainder.........................................................       3,632
                                                                       -------
   Total..........................................................     $43,724
                                                                       =======

Under the provisions of some leases, the Company pays taxes, maintenance, insurance and other operating expenses related to leased premises.

9. SHORT-TERM DEBT AND COMPENSATING BALANCES

The Company has been granted lines of credit to borrow at interest rates up to the prime rate from various banks. At January 2002, the Company had lines of credit of $24,301,000 of which $12,870,000 was available.

The weighted average outstanding balances of short-term debt for the fiscal years ending January 2002 and 2001 were $11,062,000 and $25,687,000; the weighted interest rates for the same periods were 6.0% and 6.6%, respectively. The weighted average interest rates on short-term debt outstanding at year end was 4.85% and 6.95% for 2002 and 2001, respectively.

10. ACCRUED LIABILITIES

Accrued liabilities by major classification are as follows:

                                                                 (Thousands)
                                                             -------------------
                                                             Restated   Restated
                                                             (Note 1)   (Note 1)
                                                               2002       2001
                                                             --------   --------
Accrued vacation pay .....................................    $ 5,385    $ 5,929
Accrued wage incentive ...................................                 4,973
Accrued wages and commissions ............................      5,174      7,230
Accrued income taxes .....................................      5,245     12,008
Accrued workers' compensation ............................      9,575      9,699
Dividends payable ........................................        363      2,522
Accrued acquisition costs ................................      4,585      4,871
Accrued other employee benefits ..........................      6,233      6,687
Accrued interest payable .................................      1,076      3,214
Other accruals ...........................................      7,071     10,271
                                                              -------    -------
   Total .................................................    $44,707    $67,404
                                                              =======    =======

11. LONG-TERM DEBT

Long-term debt at January 2002 and 2001 consisted of the following:

                                                                 (Thousands)
                                                             -------------------
                                                               2002       2001
                                                             --------   --------
Senior notes, 8.52% due January 15, 2002,
   payable $4,285,710 annually ...........................              $  4,286
Senior notes, 8.99% due May 31, 2005, payable
   $3,890,000 annually ...................................   $ 27,220     31,110
Notes payable at various interest rates (2.38%-5.44%),
   due February 1, 2004 ..................................    231,000    246,500
Other debt at various interest rates (3.00%-8.95%)
   due through 2010 ......................................      1,906     10,158
                                                             --------   --------
   Total .................................................    260,126    292,054
Less current portion .....................................      3,956      9,239
                                                             --------   --------
Long-term debt ...........................................   $256,170   $282,815
                                                             ========   ========

On June 2, 2000, the Company entered into a three year $275,000,000 revolving credit agreement. This facility was utilized to fund the three acquisitions made in 2001 and to refinance the majority of the Company's outstanding credit facilities and term loans. This debt carries a floating interest rate indexed to LIBOR plus 3.5%. Interest is payable either at the earlier of quarterly or note maturity.

During the first quarter of 2002, the Company and its lenders negotiated revised covenant levels and entered into a security agreement collateralizing the Company's debt with all of the domestic assets (excluding real estate holdings) of the Company and certain of its material domestic subsidiaries, as well as its investment in Oneida UK Limited. At the end of the third and fourth quarters of 2002, the Company was not in compliance with its consolidated interest coverage and consolidated leverage covenants. In December the Company entered into a Waiver and Amendment with its lenders to resolve the third quarter non-compliance.

In April 2002 the Company and its lenders entered into an amendment to the facility. The amendment waived the year-end non-compliance and made a number of changes to the revolving credit agreement. Under the amendment, the maturity of the revolving debt has been extended to February 1, 2004 from May 31, 2003. The Company has provided additional collateral to the lenders in the form of domestic real estate holdings. The commitments under the facility stepped down to $245,000,000 upon signing of the amendment and will further step down to $235,000,000 at February 3, 2003 and to $205,000,000 on January 31, 2004. In
addition, there are limitations on dividends, capital expenditures, intercompany indebtedness and letters of credit. After giving effect to the amendment, the Company could have borrowed up to an additional $14,000,000 under the revolving credit agreement at January 26, 2002. The amendments continue certain financial covenants, the most restrictive of which limits the Company's total debt outstanding to a pre-determined multiple of the prior rolling twelve months earnings before interest, taxes, depreciation and amortization. The estimated fair value of the Company's long-term debt at January 2002 approximated book value. At January 2001 the carrying value of the Company's long-term debt approximated $291,344,000.

The aggregate amounts of long-term maturities due each fiscal year are as follows:

                                                                     (Thousands)
                                                                     -----------
2002..............................................................     $  3,956
2003..............................................................        5,585
2004..............................................................      234,918
2005..............................................................       15,570
2006..............................................................           21
After.............................................................           76
                                                                       --------
   Total..........................................................     $260,126
                                                                       ========

Total interest costs incurred by the Company are presented net of capitalized interest of $407,000, $1,112,000 and $1,346,000 for 2002, 2001 and 2000,
respectively.

12. RETIREMENT BENEFIT AND EMPLOYEE SECURITY PLANS

Pension Plans

The Company maintains defined benefit plans covering the majority of employees in the United States. Employees of the Silversmiths Division are covered by both an Employee Stock Ownership Plan (ESOP), and a defined benefit floor plan.

Dividends on all ESOP shares are added to participant accounts. Future contributions to the ESOP will be in the form of either cash or treasury shares. The Company also maintains a salary deferral 401(k) plan covering substantially all employees.

The net periodic pension cost for the Company's various defined benefit plans for 2002, 2001 and 2000 were as follows:

                                                             (Thousands)
                                                    ----------------------------
                                                      2002      2001      2000
                                                    -------   -------   -------
Service cost ....................................   $ 1,497   $ 1,078   $ 1,697
Interest cost ...................................     2,682     2,213     2,710
Expected return on plan assets ..................    (2,198)   (2,226)   (2,611)
Net amortization ................................      (388)     (830)     (296)
Effect of settlement/curtailment ................                         4,487
                                                    -------   -------   -------
   Net periodic pension cost ....................   $ 1,593   $   235   $ 5,987
                                                    =======   =======   =======

Plan assets consist primarily of stocks, bonds, and cash equivalents. The following table presents a reconciliation of the funded status of the plans and assumptions used at January 2002 and 2001.

                                                                (Thousands)
                                                            -------------------
                                                              2002       2001
                                                            --------   --------
Change in benefit obligation
Benefit obligation-beginning of year ....................   $(37,374)  $(32,661)
Service cost ............................................     (1,497)    (1,078)
Interest cost ...........................................     (2,682)    (2,213)
Benefits paid ...........................................      2,932      2,610
Actuarial gain (loss) ...................................     (5,752)    (4,032)
                                                            --------   --------
Benefit obligation-end of year ..........................    (44,373)   (37,374)
                                                            --------   --------
Change in plan assets
Fair value of plan assets-beginning of year .............     27,156     27,528
Actual return on plan  assets ...........................     (1,827)     1,528
Employer contribution ...................................      2,035        710
Benefits paid ...........................................     (2,932)    (2,610)
                                                            --------   --------
Fair value of plan assets-end of year ...................     24,432     27,156
                                                            --------   --------
Funded status ...........................................    (19,941)   (10,218)
Unrecognized net (gains)/losses .........................      3,764     (6,090)
Unrecognized prior service cost .........................      1,466      1,398
Unrecognized net asset ..................................       (495)      (647)
                                                            --------   --------
Accrued benefit cost ....................................   $(15,206)  $(15,557)
                                                            ========   ========
Weighted average assumptions as of the end of
   January
Discount rate ...........................................        6.9%       7.4%
Expected return on plan assets ..........................        8.4%       8.4%
Rate of compensation increase ...........................        3.4%       3.6%

The net pension cost associated with the Company's defined contribution plans was $1,490,000 and $1,854,000 for 2001 and 2000, respectively.

Postretirement Health Care and Life Insurance Benefits

The Company reimburses a portion of the health care and life insurance benefits for the majority of its retired employees who have attained specified age and service requirements.

Net periodic postretirement benefit cost for 2002, 2001 and 2000 included the following components:

                                                            (Thousands)
                                                    ---------------------------
                                                      2002      2001     2000
                                                    -------   -------   -------
Service cost ....................................   $ 1,354   $ 1,316   $ 1,734
Interest cost ...................................     5,233     4,298     4,287
Net amortization ................................       198      (681)      (55)
Curtailment gain ................................    (1,384)
                                                    -------
Net periodic postretirement benefit cost ........   $ 5,401   $ 4,933   $ 5,966
                                                    =======   =======   =======

The Company recorded a curtailment gain of $1,384,000 as a component of 2002 net periodic postretirement expense. This gain resulted from reductions in the Company's domestic workforce.

The following table sets forth the status of the Company's postretirement plans, which are unfunded, at January 2002 and 2001:

                                                                (Thousands)
                                                            -------------------
                                                              2002       2001
                                                            --------   --------
Change in benefit obligation
Benefit obligation - beginning of year ..................   $(61,924)  $(59,943)
Service cost ............................................     (1,354)    (1,316)
Interest cost ...........................................     (5,233)    (4,298)
Benefits paid ...........................................      6,267      5,031
Employee contributions ..................................       (568)      (635)
Amendments ..............................................       (540)     5,278
Actuarial loss ..........................................    (15,172)    (6,041)
                                                            --------   --------
Benefit obligation - end of year ........................   $(78,524)  $(61,924)
                                                            ========   ========
Funded status ...........................................   $(78,524)  $(61,924)
Unrecognized net losses .................................     22,488     11,562
Unrecognized prior service cost .........................     (4,374)    (9,146)
                                                            --------   --------
Accrued postretirement benefit cost .....................    (60,410)   (59,508)
   Less current portion .................................      4,000      3,400
                                                            --------   --------
Accrued postretirement benefit cost .....................   $(56,410)  $(56,108)
                                                            ========   ========
Weighted  average  assumptions  as of  the end  of
   January
Discount rate ...........................................        6.9%       7.3%
Healthcare inflation rate ...............................       11.2%       6.5%

The 2002 health care inflation rate was assumed to decrease gradually to 5% by the year 2008 and remain at that level thereafter. A 1% variation in the assumed health care inflation rates would cause the accumulated postretirement benefit obligation at January 2002 to increase by $11,736,000 and decrease by $10,149,000. Additionally, this would increase and decrease the net periodic postretirement benefit cost for 2002 by $1,110,000 and $939,000 respectively.

Employee Security Plan

The Company maintains an employee security plan which provides severance benefits for all eligible employees of the Company and its subsidiaries who lose their jobs in the event of a change in control as defined by the plan. Employees are eligible if they have one year or more of service and are not covered by a collective bargaining agreement. The plan provides two and one half months of pay for each year of service, up to twenty-four months maximum, and a continuation of health care and life insurance benefits on the same basis.

13.  STOCK PLANS

Stock Purchase Plan

At January 2002, under the terms of a stock purchase plan, the Company has reserved 407,012 shares of common stock for issuance to its employees. The purchase price of the stock is the lower of 90% of the market price at the time of grant or at the time of exercise. The option price for the shares outstanding at January 26, 2002 is $11.25.

                                                    2002        2001        2000
                                                 ---------   ---------   ---------
Outstanding at beginning of year .............     342,212     406,324     396,821
Exercised during the year ....................    (110,803)    (56,192)    (62,232)
Expired during the year ......................    (268,139)   (403,701)   (354,715)
Granted during the year ......................     363,151     395,781     426,450
                                                 ---------   ---------   ---------
Outstanding at end of year ...................     326,421     342,212     406,324
                                                 =========   =========   =========
Average per share price of rights exercised ..   $   16.35   $   20.30   $   22.28
                                                 =========   =========   =========

Rights to purchase are exercisable on date of grant. Unexercised rights expire on June 30 of each year and become available for future grants. Employees are entitled to purchase one share of common stock for each $250 of their earnings for the calendar year preceding July 1.

The consolidated statement of operations does not contain any compensation expense as a result of accounting for this plan.

Stock Option Plans

At January 2002, under the terms of its incentive stock option plans, the Company has reserved shares of common stock for issuance to selected key employees and non-employee directors.

Options were granted at exercise prices equal to the fair market value on the date of the grant and may be paid for in cash or by tendering previously held common stock of the Company at the time the option is exercised. Stock options are non-transferable other than on death, vest over five years from date of grant and expire ten years from date of grant.

                                                            Option Price
                                                     --------------------------
                                           No. of         Per       (Thousands)
                                           Shares        Share         Total
                                         ---------   ------------   -----------
Outstanding at
   January 1999 ......................     732,293   $ 6.00-28.13     $11,677
   Granted ...........................     176,000    25.56-25.88       4,501
   Exercised .........................    (127,338)    6.00-22.58      (1,491)
   Expired ...........................     (35,999)                      (641)
                                         ---------                    -------
Outstanding at
   January 2000 ......................     744,956     7.58-28.13      14,046
   Granted ...........................     344,000    18.38-19.00       6,327
   Exercised .........................     (29,972)     7.58-9.08        (255)
   Expired ...........................     (35,929)                      (781)
                                         ---------                    -------
Outstanding at
   January 2001 ......................   1,023,055     7.58-28.13      19,337
   Granted ...........................     319,500    16.60-17.40       5,308
   Exercised .........................     (80,083)    7.58-16.60        (851)
   Expired ...........................     (87,615)                    (1,761)
                                         ---------                    -------
Outstanding at
   January 2002 ......................   1,174,857     7.58-28.13     $22,033
                                         =========                    =======

Options exercisable under the plan at January 2002, 2001 and 2000 amounted to 428,436, 311,310, and 217,296, respectively. The weighted average exercise price of options exercisable at January 2002, 2001 and 2000 was $18.68, $16.47, and $12.73, respectively.

              Options Outstanding at January 2002
---------------------------------------------------------------
                                   Weighted
                                    Average         Weighted
    Range of        Options     Remaining Life      Average
Exercise Prices   Outstanding      In Years      Exercise Price
---------------   -----------   --------------   --------------
$ 7.58                14,400         1.25            $ 7.58
  9.08-12.42         131,087         4.32             11.41
 16.60-19.00         623,036         8.50             17.53
 21.88-28.13         406,334         6.82             23.39
------------       ---------         ----            ------
                   1,174,857
============       =========         ====            ======

      Options Exercisable at January 2002
----------------------------------------------
                                   Weighted
   Range of          Number         Average
Exercise Prices   Exercisable   Exercise Price
---------------   -----------   --------------
$ 7.58               14,400         $ 7.58
  9.08-12.42        115,974          11.28
 16.60-19.00         69,912          18.44
 21.88-28.13        228,150          23.21
------------        -------         ------
                    428,436
============        =======         ======

At the time options are exercised, the proceeds of the shares issued are credited to the related stockholders' equity accounts. There are no charges to income in connection with the options.

Restricted Stock Award Plan

The Company has a restricted stock award plan for key employees who are expected to have a significant impact on the performance of the Company. The stock is restricted from being sold, transferred or assigned and is forfeitable until it vests, generally over a three year period. Amounts of awards are determined by the Management Development and Executive Compensation Committee of the Company's Board of Directors. Compensation expense, amounts of which are immaterial, relating to awards of restricted stock are recognized over the vesting period.

Shareholder Rights Plan

The Company maintains a shareholder rights plan. The rights were distributed to shareholders at the rate of one right per share. The rights entitle the holder to purchase one additional share of voting common stock at a substantial discount and are exercisable only in the event of the acquisition of 20% or more of the Company's voting common stock, or the commencement of a tender or exchange offer under which the offeror would own 20% or more of the Company's voting common stock. The rights will expire on December 13, 2009.

Accounting for Stock Plans

The Company has elected to continue following APB No. 25 in accounting for its stock-based compensation plans. Under APB No. 25, compensation expense is not required to be recognized for the Company's stock based compensation plans. Under Statement of Financial Accounting Standards No. 123 ("SFAS 123") "Accounting for Stock Based Compensation" , compensation expense is recognized for the fair value of the options on the date of grant over the vesting period of the options.

Application of the fair-value-based accounting provision of SFAS 123 results in the following pro forma amounts of net income and earnings per share:

                                            (Thousands Except Per Share Amounts)
                                            ------------------------------------
                                                Restated   Restated
                                                (Note 1)   (Note 1)
                                                  2002       2001      2000
                                                --------   --------   ------
Net Income (loss):
   As restated                                   $7,023    $(3,102)   $5,511
   Pro forma                                      4,790     (5,030)    2,667

Earnings (loss) Per Share:
   As restated: Basic                               .42       (.20)      .33
                Diluted                             .42       (.20)      .32
   Pro forma:   Basic                               .28       (.32)      .15
                Diluted                             .28       (.32)      .15

The fair value for both the Stock Purchase Plan and Stock Option Plan was estimated at the date of grant using a Black-Scholes options pricing model.

The valuation of the Stock Purchase Plan used the following weighted average assumptions for 2002, 2001 and 2000, respectively: risk-free interest rates of 3.37%, 5.83% and 4.82%; dividend yields of .98%, 2.25% and 1.42%; volatility factors of the expected market price of the Company's common stock of 39.1%, 29.3% and 58.5% and a weighted average expected life of the option of 9 months. The fair value per share for the options granted during 2002, 2001 and 2000 was $5.51, $4.37 and $9.15, respectively. The estimated fair value of the options is expensed in the year of issue in calculating pro forma amounts.

The valuation of the Stock Option Plan used the following weighted average assumptions for 2002, 2001 and 2000, respectively: risk free interest rate of 4.99%, 6.53% and 5.71%; dividend yield of 1.05%, 2.0% and 2.0%; volatility factor of the expected price of the Company's common stock of 37.7%, 36.2% and 33.2% and an expected life of 5.56, 5.74 and 5.74 years. The fair value per share for the options granted during 2002, 2001 and 2000 was $6.50, $6.90 and $6.83, respectively. The estimated fair value of the options is expensed over the five-year vesting period in calculating pro forma amounts.

14. EARNINGS PER SHARE

The following is a reconciliation of basic earnings per share to diluted earnings per share for 2002, 2001 and 2000:

                                                 Preferred
                                         Net       Stock      Adjusted    Average    Earnings
(Thousands except per share amounts)    Income   Dividends   Net Income   Shares    Per Share
------------------------------------   -------   ---------   ----------   -------   ---------
2002 Restated (Note 1):
   Basic earnings per share            $ 7,023     (130)        6,893      16,468     $ .42
   Effect of stock options                                                     51
   Diluted earnings per share            7,023     (130)        6,893      16,519       .42
                                       -------     ----        ------      ------     -----
2002 As Reported:
   Basic earnings per share            $ 8,501     (130)        8,371      16,468     $ .51
   Effect of stock options                                                     51
   Diluted earnings per share            8,501     (130)        8,371      16,519       .51
                                       -------     ----        ------      ------     -----
2001 Restated (Note 1):
   Basic earnings (loss) per share      (3,102)    (130)       (3,232)     16,300      (.20)
   Effect of stock options
   Diluted earnings (loss)per share     (3,102)    (130)       (3,232)     16,300      (.20)
                                       -------     ----        ------      ------     -----
2001 As Reported:
   Basic earnings (loss) per share      (1,300)    (130)       (1,430)     16,300      (.09)
   Effect of stock options
   Diluted earnings (loss)per share     (1,300)    (130)       (1,430)     16,300      (.09)
                                       -------     ----        ------      ------     -----
2000: Basic earnings per share           5,511     (130)        5,381      16,524       .33
   Effect of stock options                                                    148
   Diluted earnings per share            5,511     (130)        5,381      16,672       .33
                                       -------     ----        ------      ------     -----

15.  OPERATIONS BY INDUSTRY SEGMENT

The Company's operations and assets are in one principal industry: tableware products. The Company's reportable segments are grouped around the manufacture and distribution of three major product categories: metal tableware, china dinnerware and glass tabletop products. The Company also distributes a variety of other tabletop accessories. These products are sold directly to a broad base of retail outlets including department stores, mass merchandisers, Oneida Home stores and chain stores. Additionally, these products are sold to special sales markets, which include customers who use them as premiums, incentives and business gifts. The Company also sells directly or through distributors to foodservice operations worldwide, including hotels, restaurants, airlines, cruise lines, schools and healthcare facilities. The Company's tableware operations are located in the United States, Canada, Mexico, Italy, Australia, the United Kingdom, China and Hong Kong.

The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements. The Company evaluates the performance of its segments based upon operating income excluding restructuring and unusual charges, interest, miscellaneous income and expenses, corporate expenses and income taxes. The Company does not derive more than 10% of its total revenues from any individual customer, government agency or export sales.

Segment information for the three years ended January 2002, 2001 and 2000 are as follows:

        (Thousands)                       Metal    Dinnerware    Glass     Other      Total
-------------------------------------   --------   ----------   -------   -------   --------
2002:   Restated (Note 1)
        Net sales                       $324,100    $137,300    $32,400   $ 5,437   $499,237
        Operating income                  14,772      20,217       (300)     (502)    34,187
        Depreciation and amortization     13,661       3,434                          17,095

2001:   Restated (Note 1)
        Net sales                       $338,600    $130,000    $38,900   $ 8,022   $515,522
        Operating income                  43,100      20,500        700      (222)    64,078
        Depreciation and amortization     11,435       3,372                          14,807

2000:   Net sales                       $337,600    $106,200    $37,100   $14,156   $495,056
        Operating income                  58,400      13,400      2,200       311     74,311
        Depreciation and amortization      9,781       4,031                          13,812

The following table reconciles segment operating income to pretax income (loss):

                                                            (Thousands)
                                                  -----------------------------
                                                  Restated   Restated
                                                  (Note 1)   (Note 1)
                                                    2002       2001       2000
                                                  --------   --------   -------
Total segment operating income ................    $34,187    $64,078   $74,311
Restructuring and unusual charges .............                39,008    44,300
Corporate expenses ............................      6,470      4,665     5,503
                                                   -------    -------   -------
Consolidated operating income .................     27,717     20,405    24,508
Interest expense ..............................     23,171     21,602    10,875
Other income/(expense) ........................      7,134       (579)      202
                                                   -------    -------   -------
Pretax income (loss) ..........................    $11,680    $(1,776)  $13,835
                                                   =======    =======   =======

Financial information relating to the Company's sales and long-lived assets by geographic area is as follows:

                                                           (Thousands)
                                                  ------------------------------
                                                  Restated
                                                  (Note 1)
                                                    2002       2001       2000
                                                  --------   --------   --------
Net Sales:
   Domestic ...................................   $414,240   $434,145   $426,121
   Foreign operations .........................     84,997     81,377     68,935
                                                  --------   --------   --------
      Total ...................................   $499,237   $515,522   $495,056
                                                  ========   ========   ========
Long-lived assets:
   Domestic ...................................   $228,408   $240,207   $148,310
   Foreign operations .........................     37,770     39,755     19,185
                                                  --------   --------   --------
      Total ...................................   $266,178   $279,962   $167,495
                                                  ========   ========   ========

16. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

                                      (Thousands except per share amounts)
                                                   Quarter Ended
                                ------------------------------------------------
Restated (Note 1)               April 28,   July 28,   October 27,   January 26,
2002                               2001       2001        2001          2002
-----------------------------   ---------   --------   -----------   -----------
Net sales ...................    $126,806   $119,428     $128,548     $124,455
Gross margin ................      40,569     41,538       40,846       38,977
Net income ..................        (418)     1,301          196        5,941
Earnings per share:
   Basic ....................        (.03)       .08          .01          .36
   Diluted ..................        (.03)       .08          .01          .36

                                                   Quarter Ended
                                ------------------------------------------------
Restated (Note 1)               April 29,   July 29,   October 28,   January 27,
2001                               2000       2000        2000          2001
-----------------------------   ---------   --------   -----------   -----------
Net sales ...................    $118,201   $104,010     $151,951     $141,360
Gross margin ................      45,755     13,920       53,684       48,405
Net income (loss) ...........       7,467    (16,817)       4,077        2,171
Earnings (loss) per share:
   Basic ....................         .45      (1.04)         .25          .13
   Diluted ..................         .45      (1.04)         .25          .13

The following are reconciliations of our quarterly operating results from unaudited financial information previously filed to this restated financial information. The quarters ended July 29, 2000 and April 29, 2000 were not affected by the restatement. See Note 1 to consolidated financial statements for description of restatement:

                     FOR THE THREE MONTHS ENDED JAN 26, 2002

                                                As Prev.    Increase
                                                Reported   (Decrease)   Restated
                                                --------   ----------   --------
Net sales ...................................   $124,455                $124,455
Gross margin ................................     38,977                  38,977
Net income ..................................      6,057       (116)       5,941
Earnings per share
   basic ....................................   $    .37    $  (.01)    $    .36
   diluted ..................................        .36                     .36

                     FOR THE THREE MONTHS ENDED OCT 27, 2001

                                                As Prev.    Increase
                                                Reported   (Decrease)   Restated
                                                --------   ----------   --------
Net sales ...................................   $128,548                $128,548
Gross margin ................................     40,846                  40,846
Net income ..................................        300       (104)         196
Earnings per share
   basic ....................................   $    .02      $(.01)    $    .01
   diluted ..................................        .02       (.01)         .01

                    FOR THE THREE MONTHS ENDED JULY 28, 2001

                                                As Prev.    Increase
                                                Reported   (Decrease)   Restated
                                                --------   ----------   --------
Net sales ...................................   $119,428                $119,428
Gross margin ................................     41,776      (238)       41,538
Net income ..................................      1,703      (402)        1,301
Earnings per share
   basic ....................................   $    .10     $(.02)     $    .08
   diluted ..................................        .10      (.02)          .08

                     FOR THE THREE MONTHS ENDED APR 28, 2001

                                                As Prev.    Increase
                                                Reported   (Decrease)   Restated
                                                --------   ----------   --------
Net sales ...................................   $126,806                $126,806
Gross margin ................................     41,525       (956)      40,569
Net income (loss) ...........................        441       (859)        (418)
Earnings (loss) per share
   basic ....................................   $    .02    $  (.05)    $   (.03)
   diluted ..................................        .02       (.05)        (.03)

                     FOR THE THREE MONTHS ENDED JAN 27, 2001

                                                As Prev.    Increase
                                                Reported   (Decrease)   Restated
                                                --------   ----------   --------
Net sales ...................................   $141,360                $141,360
Gross margin ................................     48,405                  48,405
Net income ..................................      3,944     (1,773)       2,171
Earnings per share
   basic ....................................   $    .24    $  (.11)    $    .13
   diluted ..................................        .24       (.11)         .13

                     FOR THE THREE MONTHS ENDED OCT 28, 2000

                                                As Prev.    Increase
                                                Reported   (Decrease)   Restated
                                                --------   ----------   --------
Net sales ...................................   $151,951                $151,951
Gross margin ................................     53,684                  53,684
Net income ..................................      4,106      (29)         4,077
Earnings per share
   basic ....................................   $    .25                $    .25
   diluted ..................................        .25                     .25

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Oneida Ltd.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Oneida Ltd. (the "Company") and its subsidiaries at January 26, 2002 and January 27, 2001 and the results of their operations and their cash flows for each of the three years in the period ended January 26, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Company has restated its consolidated financial statements as of and for the years ended January 26, 2002 and January 27, 2001.


/s/ PricewaterhouseCoopers LLP

Syracuse, New York
February 25, 2002, except for Note 11,
as to which the date is April 25, 2002
and except for Note 1, as to which the
date is February 24, 2003

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement

In November, 2002 the company announced that it would restate financial results for its accounting for the August 2000 acquisition of Delco International Ltd. The company concluded that adjustments were needed to its initial purchase price allocation to record compensation related to employment agreements, and inventory and repacking, moving and temporary warehousing related to inventory and other period costs previously recorded as goodwill, and to appropriately recognize the deferred tax effects of the acquisition. In addition, reclassifications were made between various balance sheet accounts, including inventory, receivables, fixed assets, goodwill, other assets, and accrued liabilities to properly classify fair value and other adjustments associated with the acquisition. The cumulative effect of these restatements results in the recognition from August 2000 through July 2002 of additional compensation expense, integration expenses, and tax expense totaling $3.4 million as compared to what was previously reported. On December 5, 2002, the Company announced in a press release that it intended to file the restatement, and by letter dated December 13, 2002, the SEC notified the Company that it was conducting an informal inquiry regarding the restatement. The Company is fully cooperating with the SEC in the informal inquiry.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                         FOR THE YEAR ENDED JAN 26, 2002

                                                As Prev.    Increase
                                                Reported   (Decrease)   Restated
                                                --------   ----------   --------
Cost of  sales ..............................   $336,113    $ 1,194     $337,307
Gross margin ................................    163,124     (1,194)     161,930
Selling, distribution
   and administrative expenses ..............    134,574      1,152      135,726
Income (loss) from operations ...............     30,063     (2,346)      27,717
Income (loss) before
   income taxes .............................     14,026     (2,346)      11,680
Provision (benefit) for
   income taxes .............................      5,525       (868)       4,657
Net income (loss) ...........................      8,501     (1,478)       7,023
Earnings per share
   (basic and diluted) ......................   $    .51    $  (.09)    $    .42

Net income for the year ended January, 2002 decreased from $8,501 as previously reported to $7,023 as restated. This reduction results from recognition of additional cost of sales of $1,194 primarily related to inventory repacking and moving costs, compensation expense of $435 and integration costs of $717, net of an associated income tax benefit of $868.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                         FOR THE YEAR ENDED JAN 27, 2001

                                                As Prev.    Increase
                                                Reported   (Decrease)   Restated
                                                --------   ----------   --------
Selling, distribution
   and administrative expenses ..............    133,113       (296)     132,817
Income from operations ......................     20,109        296       20,405
Income (loss) before
   income taxes .............................     (2,072)       296       (1,776)
Provision (benefit) for
   income taxes .............................       (772)     2,098        1,326
Net income (loss) ...........................     (1,300)    (1,802)      (3,102)
Earnings per share
   (basic and diluted) ......................   $   (.09)   $  (.11)    $   (.20)

Net loss for the year ended January, 2001 increased from $(1.3) million as previously reported to $(3.1) million as restated. This reduction results from the recognition of additional compensation expense and income tax expense of $346 and $2,098, respectively, net of a goodwill amortization benefit of $642 due to a correction in the amortization period.

                        BALANCE SHEET AT JANUARY 26, 2002

                                                As Prev.    Increase
                                                Reported   (Decrease)   Restated
                                                --------   ----------   --------
Other current assets ........................   $ 18,540    $  (853)    $ 17,687
Property, plant & equipment .................    108,372        162      108,534
Goodwill - net ..............................    134,073     (2,277)     131,796
Deferred income taxes .......................     19,181      2,386       21,567
Accrued liabilities .........................     42,009      2,698       44,707
Retained earnings ...........................     63,918     (3,280)      60,638

The consolidated balance sheet as of January 2002 has been restated to reflect the effects of the adjustments described above. Retained earnings has been decreased $3.3 million from $63.9 million as previously reported to $60.6 million as restated to recognize the cumulative effect of increased compensation expense of $1.0 million, increased cost of sales of $1.2 million, increased integration costs of $500, reduced goodwill amortization of $640, and increased income tax expense of $1.2 million. Goodwill has been restated downward from $134.1 million as previously reported to $131.8 million as restated principally to reflect the reversal of compensation and integration costs included in the purchase price allocation approximating $3.2 million, reclassify $2.2 million of fair value adjustments and exit costs from accrued liabilities into goodwill, increase net deferred tax assets related to the acquisition of $1.9 million, and reduce accumulated amortization of goodwill by $642. The remaining changes to other current assets, property, plant and equipment, deferred income taxes and accrued liabilities were the result of balance sheet reclassifications as part of the restatement process.

                        BALANCE SHEET AT JANUARY 27, 2001

                                                As Prev.    Increase
                                                Reported   (Decrease)   Restated
                                                --------   ----------   --------
Inventory ...................................   $214,988    $  (962)    $214,026
Other current assets ........................     27,757     (1,240)      26,517
Goodwill - net ..............................    141,195     (2,277)     138,918
Deferred income taxes .......................     22,833       (792)      22,041
Accrued liabilities .........................     70,873     (3,469)      67,404
Retained earnings ...........................     57,495     (1,802)      55,693

The consolidated balance sheet as of January 2001 has been restated to reflect the effects of the adjustments described above. Retained earnings has been decreased $1.8 million from $57.5 million as previously reported to $55.7 million as restated to recognize the cumulative effect of increased compensation expense of $346, reduced goodwill amortization of $640 and increased income tax expense of $2.1 million. Goodwill has been restated downward from $141.2 million as previously reported to $138.9 million as restated principally to reflect the reversal of compensation and integration costs included in the purchase price allocation approximating $3.2 million, reclassify $2.2 million of fair value adjustments and exit costs from accrued liabilities into goodwill, increase net deferred tax assets related to the acquisition of $1.9 million, and reduce accumulated amortization of goodwill by $640. The remaining changes to inventory, other current assets, deferred income taxes and accrued liabilities were the result of balance sheet reclassifications as part of the restatement process.

Due to the restated financial results for the 2001 fiscal year, the company was not in compliance with certain of its loan covenants with respect to its senior notes and revolving credit agreement. Waivers for the non-compliance have been obtained from the Company's lenders.

                                                 Restated   Restated
                                                 (Note 1)   (Note 1)
                                                   2002       2001       2000
                                                 --------   --------   --------
Net Sales:
   Metal Products ............................   $324,100   $338,600   $337,600
   Dinnerware Products .......................    137,300    130,000    106,200
   Glass Products ............................     32,400     38,900     37,100
   Other Products ............................      5,437      8,022     14,156
                                                 --------   --------   --------
      Total ..................................    499,237    515,522    495,056
Gross Margin .................................    161,930    185,764    195,985
   % Net Sales ...............................       32.4%      36.0%      39.6%
Operating Expenses-recurring .................    135,726    132,817    128,038
   % Net Sales ...............................       27.2%      25.8%      25.9%

Fiscal year ended January 2002 compared
With fiscal year ended January 2001

Strategic Acquisitions

In 2001, the Company made three strategic acquisitions, laying the foundation for future growth.

On June 13, 2000, the Company completed the acquisition of Viners of Sheffield, Ltd., a privately held company, for approximately $25,000,000 in cash. London based Viners is a long established marketer of flatware and cookware in the United Kingdom. Viners has been integrated with the Company's United Kingdom branch operation, allowing for a much greater market share in that country, while maintaining the fixed costs of one operation. The above table, as well as the Consolidated Statements of Operations and Cash Flows include six and one-half months of Viners activity in 2001.

On June 30, 2000, Oneida purchased substantially all of the net assets of Sakura, Inc. for approximately $40,000,000 in cash. Sakura is a leading importer and marketer of consumer dinnerware in the United States. This acquisition has greatly enhanced the Company's presence in the consumer dinnerware segment. The above table, as well as the Company's consolidated financial statements reflect seven months of Sakura operations in 2001.

On August 9, 2000, the Company purchased the stock of Delco International Ltd., a privately owned concern, for approximately $60,000,000 in cash. Delco is a leading marketer of tableware products in the foodservice industry. The Company has integrated Delco's operations and systems with its own. Included in the accompanying consolidated financial statements is one-half year of Delco 2001 operating results.

For a more complete discussion of the Company's acquisition activities, see Note 2 of the Notes to the Consolidated Financial Statements.

Operations

(2002 results include a full year of sales for the acquisitions above, as compared to a half year in 2001.) 2002 sales decreased from 2001 levels by $16,285 or 3.2%. This decrease occurred in all product groups except for dinnerware. Sales of domestic consumer products (primarily metal) were 11% lower than in the prior year. Lagging consumer demand was experienced throughout the year, especially after the terrorist attacks and subsequent erosion of the United States economy. Domestic foodservice sales accounted for approximately 43% of the Company's total sales in 2002. While foodservice sales were strong throughout the first half of the year, the events of September 11, and the resultant decline in the travel and entertainment industries, had an immediate and significant negative effect on the Company's foodservice business. It is expected that the Company will regain all of its foodservice business, with the possible exception of flatware sales to airlines, which are not material. The increase in dinnerware sales, which occurred in the consumer market, is related to the inclusion of a full year of Sakura operations. The decreases in sales of glass and other products were distributed among all customer groups. International sales increased by 4.3%, to $85,000, primarily due to the Viners acquisition.

Gross margin as a percentage of net sales was 32.4% in 2002, as compared to 36.0% in 2001. Throughout 2002, the Company slowed down all of its manufacturing facilities to match lower customer demand, while continuing to decrease inventories. This decrease in volume generated negative manufacturing variances which is the reason for the margin decline.

Operating expenses (excluding restructuring and unusual charges) increased by $2,909, or 2.2% over 2001, primarily due to a full year of non-cash amortization of acquisition related intangibles. The Company has fully integrated the Viners and Delco organizations into its existing operations.

In 2002, the Company had miscellaneous income of $8,646,000 related to the receipt of Prudential Financial common shares. These shares were received by the Company, a Prudential policyholder, as part of Prudential's conversion from a mutual insurance company to a stock enterprise. One sixth of these shares were sold in 2002. It is the intention of management to sell the remaining shares in 2003 and use the proceeds to reduce debt.

Interest expense, prior to capitalized interest, was $23,578,000 in 2002, an increase of $864,000 over the prior year. This increase is due to higher average borrowings throughout 2002, the effect of which was somewhat offset by lower prevailing interest rates. In mid 2001, the Company increased outstanding debt by $122,000,000 to make the three acquisitions described above. The Company's 2002 debt levels dropped by $28,544,000 over the course of the year.

Fiscal year ended January 2001 compared
with fiscal year ended January 2000

Operations

2001 net sales increased by $20,466,000 or 4.1% over 2000. This growth stemmed from the combination of increased sales from the above acquisitions, offset by a decline in the Company's core consumer business. Sales of metal products were flat with 2000 levels. Metal sales to the Company's consumer channels decreased significantly, as continued softness prevailed in the retail marketplace. This was somewhat offset by the inclusion of a half year of Delco sales. The increase in dinnerware sales is directly attributable to the addition of the Sakura consumer product offering in the second half of 2001. Sales of glass products increased nearly 5% over 2000 levels. Sales of other products have declined, reflecting the discontinuance of certain lower profit product lines.

Excluding a $24,000,000 restructuring charge related to inventory reduction, gross margin was 36.0% in 2001,as compared to 39.6% in the prior year. Several factors contributed to this decline in gross margin. The product offerings of the acquired companies have lower gross margins than the existing Oneida business. Product mix in the traditional business was also a factor, as the decline in retail sales included products that carry higher margins. Finally, in the fourth quarter of 2000, the Company made a conscious decision to slow production in its manufacturing facilities to avoid increasing inventories during the current market slowdown. This resulted in the realization of negative manufacturing variances.

Operating expenses (excluding restructuring and unusual charges) decreased slightly as a percentage of net sales.

In the year ended January 2001, the Company recorded a $39,008,000 charge for restructuring and other unusual items. This charge reduced net income by $24,500,000 or $1.50 per share. This total includes $10,008,000 related primarily to the consolidation of sales, marketing, logistics and administrative functions, along with the realignment of product lines, warehouses and "make versus buy" decisions. This has been the continuation of the Company's ongoing efforts to streamline operations, as well as remove acquisition-related redundancies involving Delco, Sakura and Viners (See Note 2 of Notes to the consolidated Financial Statements for a complete discussion on acquisition activity.) Restructuring expenditures were $6,200,000 and $3,320,000 in 2001 and 2002, respectively. The remainder will be paid in 2003.

2001 earnings also included an inventory writedown of $24,000,000 related to product rationalization as a result of the recent acquisitions as well as significant other stockkeeping unit reductions. A $24,000,000 inventory reserve was established; through year end 2001, approximately half of this reserve was utilized to liquidate excess and obsolete product. $8,900,000 of the reserve was utilized for product liquidations in 2002. The remainder will be used in 2003.

The Company recorded a charge of $5,000,000 to recognize impairment of certain manufacturing tools and product procurement assets. All impaired assets have been written down to their net realizable value in 2001. There are no anticipated adjustments needed for any of the restructuring or unusual expense accruals.

2001 interest expense (prior to capitalized interest) increased to $22,714,000 from $12,221,000 in the prior year. The increase is due to higher average borrowings and interest rates incurred by the Company in 2001. Debt levels increased to fund the Company's acquisitions, as well as for working capital needs.

Liquidity and Financial Resources

In the year ended 2002, the Company generated cash flow from operations of $41,945,000. A prime objective of the Company has been to strengthen its balance sheet and reduce debt. Considerable progress has been made toward that goal, as inventories decreased by over $45,000,000 and debt and current liabilities have declined by over $65,000,000. In addition to debt repayments of $28,544,000, the Company significantly reduced liabilities related to compensation and benefits, acquisition related costs, interest and dividends payable. In 2002, approximately $8,000,000 was spent on capital projects, focused primarily on manufacturing facilities and retail fixturing. A similar level of capital expenditures is projected for 2003.

The following table details the Company's long term commitments by due date:

                                                 Less than                After
Obligation                               Total    1 year     1-3 years   3 years
-----------------------               --------   ---------   ---------   -------
Long term debt                        $260,126    $ 3,956     $256,073    $   97
Operating leases                        25,506      7,570       12,866     5,070
Unconditional purchase
   obligations                          18,218      6,177       12,041
                                      --------    -------     --------    ------
      Total                           $303,850    $17,643     $280,980    $5,167
                                      ========    =======     ========    ======

On June 2, 2000, the Company entered into a three-year $275,000,000 revolving credit agreement. This facility was utilized to fund the three acquisitions made in 2001 and to refinance the majority of the Company's outstanding credit facilities and term loans. This debt carries a floating interest rate indexed to LIBOR plus 3.5%. Interest is payable either at the earlier of quarterly or note maturity.

During the first quarter of 2002, the Company was not in compliance with its consolidated interest coverage and consolidated leverage convenants in the revolving credit agreement. The most restrictive of these covenants limits the Company's total debt outstanding to a predetermined multiple of the prior rolling twelve months earnings before interest, taxes, depreciation and amortization. The lenders waived violation of these covenants and amended the covenants to new agreed upon levels. The Company collateralized its debt under this facility with all of its domestic assets (excluding real estate holdings) and a majority of its investment in Oneida UK Limited. At the end of the third quarter of 2002, the Company was not in compliance with these covenants in the facility, which the lenders waived.

At the end of the 2002 fiscal year, the Company was again not in compliance with its consolidated interest coverage and consolidated leverage covenants. In April 2002 the Company and its lenders entered into an amendment to the facility. The amendment waived the year-end non-compliance and made a number of changes to the revolving credit agreement.

Under the amendment, the maturity of the revolving debt has been extended to February 1, 2004 from May 31, 2003. The Company has provided additional collateral to the lenders in the form of domestic real estate holdings. The commitments under the facility stepped down to $245,000,000 upon signing of the amendment and will further step down to $235,000,000 at February 3, 2003 and to $205,000,000 on January 31, 2004. In addition, there are limitations on dividends, capital expenditures, intercompany indebtedness and letters of credit. The consolidated interest coverage and consolidated leverage covenants have been amended to new agreed upon levels. Under the amendment, until the second fiscal quarter of 2004, the Company may declare dividends of up to $375,000 per quarter, so long as its net income (as defined in the facility) for the preceding rolling four quarters equals or exceeds $4,000,000. Thereafter, dividend declarations may be increased if certain improved results are achieved. So long as the Company achieves the required $4,000,000 of net income and otherwise remains in compliance with the revolving credit facility, it can continue paying dividends at the current rate.

After giving effect to the amendment, the Company could have borrowed up to an additional $14,000,000 under the revolving credit agreement at January 26, 2002. The Company believes that it will remain in compliance during 2003 with the covenants and other provisions of its revolving credit agreement. However, the Company might not be able to remain in compliance if its net sales in 2003 were to decline from the level achieved in 2002. A number of other factors could also cause the Company to cease complying with its facility. In that event, if the lenders were unwilling to waive the non-compliance, they could restrict the ability of the Company to borrow undrawn funds under the facility and could require the immediate repayment of all outstanding borrowings thereunder.

Management believes there is sufficient liquidity to support the Company's ongoing funding requirements from future operations as well as the availability of bank lines of credit. Working capital as of January 2002 totaled $194,325,000.

The Company has foreign exchange exposure related to its foreign operations in Mexico, Canada, Italy, Australia, the United Kingdom, China and Hong Kong (see
Note 14 for details on the Company's foreign operations). Translation adjustments recorded in the income statement were not of a material nature.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 is currently effective and SFAS 142 is effective January 27, 2002 for the Corporation. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of the this standard. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the Statement. The Company is currently reviewing the provisions of SFAS 141 and SFAS 142 and assessing the impact of adoption. In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 provides guidance on the accounting for long-lived assets to be held and used and for assets to be disposed of through sale or by other means. SFAS 144 is effective for the fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS 144 to have a material impact on the earnings or financial position of the Company.

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

Forward Looking Information

With the exception of historical data, the information contained in this report, is forward-looking. For the purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers that changes in certain factors could affect the Company's future results and could cause the Company's future consolidated results to differ materially from those expressed herein. Such factors include, but are not limited to: general economic conditions in the Company's markets; difficulties or delays in the development, production and marketing of new products; the impact of competitive products and pricing; certain assumptions related to consumer purchasing patterns; significant increases in interest rates or the level of the Company's indebtedness; major slowdowns in the retail, travel or entertainment industries; the loss of several of the Company's major customers; under utilization of the Company's plants and factories; the amount and rate of growth of the Company's selling, general and administrative expenses.

Quantitative and Qualitative Disclosures About Market Risk

The company's market risk is impacted by changes in interest rates and foreign currency exchange rates. Pursuant to the company's policies, the company does not hold or issue any significant derivative financial instruments.

The company's primary market risk is interest rate exposure in the United States. Historically, the company manages interest rate exposure through a mix of fixed and floating rate debt. The majority of the company's debt is currently at floating rates. Based on floating rate borrowings outstanding at January 2003, a 1% change in the rate would result in a corresponding change in interest expense of $2.1 million.

There have been no other material changes to the Company's disclosures related to certain market risks as reported under Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the Annual Report of the Company to the U.S. Securities and Exchange Commission on Form 10-K for the year ended January 26, 2002.

Controls and Procedures

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

Dividends and Price Range of the Company's Common Stock

The Company's Common Stock is listed on the New York Stock Exchange and trades under the symbol OCQ. The total number of stockholders of record at January 2002 was 3,790. The following table sets forth the high and low sale prices per share of the Company's Common Stock for the periods indicated on the Composite Tape, and cash dividends declared for the quarters in the Company's 2002 and 2001 fiscal years.

           JANUARY 2002                                JANUARY 2001
          ---------------                             ---------------
Fiscal                      Dividends     Fiscal                        Dividends
Quarter    High     Low     Per Share     Quarter      High     Low     Per Share
-------   ------   ------   ---------   -----------   ------   ------   ---------
First     $18.10   $15.50     $.05      First......   $21.06   $16.00     $.10
Second     20.33    16.24      .05      Second.....    19.94    17.25      .10
Third      18.35    12.55      .05      Third......    18.13    10.94      .10
Fourth     14.05    11.35      .02      Fourth.....    18.50    10.06      .05

FIVE YEAR SUMMARY

ONEIDA LTD.

(Thousands except per share amounts)

            Year ended January                  2002      2001      2000      1999      1998
-------------------------------------------   -------   -------   -------   -------   -------
OPERATIONS
   Net sales ..............................   $ 499.2   $ 515.5   $ 495.1   $ 465.9   $ 442.9
   Gross margin ...........................     161.9     185.8     196.0     173.0     168.1
   Depreciation and amortization expense ..      17.1      14.8      13.8      15.8      13.8
   Operating income 1 .....................      27.7      59.4      68.8      45.1      50.7
   Income from continuing operations 1 ....                                              26.1
   Income from discontinued operations ....                                               2.6
   Net income 1 ...........................       7.0      21.4      35.9      22.8      28.7
   Cash dividends declared
         Preferred stock ..................        .1        .1        .1        .1        .1
         Common Stock .....................       2.0       5.7       6.6       8.4       7.6

PER SHARE OF COMMON STOCK
   Continuing operations 1&2 ..............                                              1.55
   Discontinued operations 1&2 ............                                               .16
   Net income 1&2 .........................       .42      1.30      2.15      1.35      1.71
   Dividends declared .....................       .17       .40       .40       .50       .45

FINANCIAL DATA
   Total assets ...........................     545.6     613.9     449.2     442.1     363.6
   Working capital ........................     194.3     214.9     145.1     140.1     119.3
   Total debt .............................     271.6     300.1     146.2     150.5      86.8
   Stockholders' equity ...................     124.1     122.5     133.3     140.3     135.3

SHARES OF CAPITAL STOCK
   Outstanding at end of year
         Preferred ........................        86        87        87        87        88
         Common ...........................    16,523    16,388    16,465    16,607    16,609
   Weighted average number of common shares
      Outstanding during the year. 2 ...       16,519    16,387    16,672    16,888    16,740

SALES OF MAJOR PRODUCTS BY PERCENT OF
TOTAL SALES
   Metal products .........................        65%       66%       68%       73%       77%
   Dinnerware products ....................        27%       25%       21%       20%       19%
   Glass products .........................         7%        8%        8%        4%        3%
   Other products .........................         1%        1%        3%        3%        1%

(1) Amounts are before restructuring and other unusual charges of $39.0, $44.3 and $5.0 for the years ended January 2001, 2000 and 1999, respectively. In 2001 and 2000 restructuring charges included in cost of sales were $24.0 and $3.0. These charges reduced net income by $24.5, or $1. 50 per share; $30.4, or $1.83 per share and $3.1, or $.19 per share in 2001, 2000 and
     1999, respectively.

(2)  diluted basis