Form 10-Q/A
period 2002-04-27
ONEIDA LTD
filed 2003-04-03
CIK 74585

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 7, 2002: 16,541,323

                                   ONEIDA LTD.
                                   FORM 10-Q/A
                    FOR THE THREE MONTHS ENDED APRIL 27, 2002

                                      INDEX

EXPLANATORY NOTE

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

                    99.3 Certification of Chief Financial Officer Pursuant to 18
                         U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) During the quarter ended April 27, 2002 no Reports on Form 8-K were filed by the registrant.

SIGNATURES

CERTIFICATIONS

                                Explanatory Note

Oneida Ltd. hereby amends its Quarterly Report on Form 10-Q for the quarter ended April 27, 2002, filed with the Securities and Exchange Commission on June 11, 2002. The purpose of this amendment is to restate portions of the Form 10-Q, including Management's Discussion and Analysis, the Consolidated Statements of Operations, the Consolidated Balance Sheets, the Consolidated Statements of Changes in Stockholders' Equity, Consolidated Statements of Cash Flows and the Notes to the Consolidated Financial Statements as of and for the quarters April 27, 2002 and April 28, 2001, as set forth in the original filing. The restatement is related to adjustments made to the purchase accounting for the August 2000 acquisition of Delco International, Ltd. and its subsequent operations.

In order to preserve the nature and character of the disclosures set forth in such items as originally filed, this report continues to speak as of the date of the original filing, and, unless otherwise stated to the contrary, the Company has not updated the disclosures in this report to speak as of a later date.

                                   ONEIDA LTD.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                    FOR THE
                                                              THREE MONTHS ENDED
                                                             RESTATED   RESTATED
                                                             (NOTE 1)   (NOTE 1)
(Thousands except per                                         APR 27,    APR 28,
   share amounts)                                              2002       2001
                                                             --------   --------
NET SALES ................................................   $115,006   $126,806
COST OF SALES ............................................     77,500     86,237
                                                             --------   --------
GROSS MARGIN .............................................     37,506     40,569
OPERATING REVENUES .......................................        368        408
                                                             --------   --------
                                                               37,874     40,977
OPERATING EXPENSES:
   Selling, distribution and
      administrative expenses ............................     31,528     34,378
                                                             --------   --------
INCOME FROM OPERATIONS ...................................      6,346      6,599
OTHER (INCOME)EXPENSE ....................................       (366)       138
INTEREST EXPENSE .........................................      4,086      7,121
                                                             --------   --------
INCOME BEFORE INCOME TAXES ...............................      2,626       (660)
PROVISION FOR INCOME TAXES ...............................        978        242
                                                             --------   --------
NET INCOME ...............................................   $  1,648   $   (418)
                                                             ========   ========

EARNINGS PER SHARE OF COMMON STOCK:
   Net income:
      Basic ..............................................       $.10      $(.03)
      Diluted (NOTE 3) ...................................        .10       (.03)
SHARES USED IN PER SHARE DATA:
      Basic ..............................................     16,530     16,411
      Diluted (NOTE 3) ...................................     16,558     16,497
CASH DIVIDENDS DECLARED ..................................       $.02       $.05

See notes to consolidated financial statements.

                                   ONEIDA LTD.
                           CONSOLIDATED BALANCE SHEET
                       APRIL 27, 2002 AND JANUARY 26, 2002
                                   (Unaudited)

                                                             (Dollars in Thousands)
                                                               RESTATED   RESTATED
                                                               (NOTE 1)   (NOTE 1)
                                                                APR 27,    JAN 26,
                                                                 2002       2002
                                                               --------   --------
ASSETS

   CURRENT ASSETS:
      Cash ...............................................     $  4,556   $ 11,112
      Accounts receivable, net of allowance for doubtful
         accounts of $3,554 and $3,475 ...................       79,010     78,420
      Other accounts and notes receivable ................        3,197      2,524
      Inventories:
         Finished goods ..................................      139,431    147,097
         Goods in process ................................       12,556     13,112
         Raw materials and supplies ......................        8,698      9,314
      Other current assets ...............................       17,103     17,687
                                                               --------   --------
            Total current assets .........................      264,551    279,266
                                                               --------   --------
   PROPERTY, PLANT AND EQUIPMENT-At cost:
      Property, plant and equipment ......................      254,060    252,306
      Less accumulated depreciation ......................      147,359    143,772
                                                               --------   --------
            Property, plant and equipment-net ............      106,701    108,534
                                                               --------   --------
   OTHER ASSETS:
      Goodwill - net .....................................      131,198    131,796
      Deferred income taxes ..............................       21,607     21,567
      Other assets .......................................        8,643      4,390
                                                               --------   --------
            TOTAL ........................................     $532,700   $545,553
                                                               ========   ========

See notes to consolidated financial statements.

                                   ONEIDA LTD.
                           CONSOLIDATED BALANCE SHEET
                       APRIL 27, 2002 AND JANUARY 26, 2002
                                   (Unaudited)

                                                             (Dollars in Thousands)
                                                               RESTATED   RESTATED
                                                               (NOTE 1)   (NOTE 1)
                                                                APR 27,    JAN 26,
                                                                 2002       2002
                                                               --------   --------
LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES:
      Short-term debt ....................................     $  7,206   $ 11,430
      Accounts payable ...................................       24,425     24,848
      Accrued liabilities ................................       38,541     39,199
      Accrued income taxes ...............................        6,246      5,145
      Dividends payable ..................................          352        363
      Current installments of long-term debt .............        4,907      3,956
                                                               --------   --------
            Total current liabilities ....................       81,677     84,941
                                                               --------   --------
   LONG-TERM DEBT ........................................      244,223    256,170
                                                               --------   --------
   OTHER LIABILITIES:
      Accrued postretirement liability ...................       57,429     56,410
      Accrued pension liability ..........................       14,899     15,206
      Other liabilities ..................................        8,987      8,725
                                                               --------   --------
            Total ........................................       81,315     80,341
                                                               --------   --------
   STOCKHOLDERS' EQUITY:
      Cumulative 6% preferred stock; $25 par
         value; authorized 95,660 shares, issued
         86,036 shares, callable at $30 per share ........        2,151      2,151
      Common stock $1 par value; authorized
         48,000,000 shares, issued 17,820,537
         and 17,809,235 shares ...........................       17,821     17,809
      Additional paid-in capital .........................       84,081     83,965
      Retained earnings ..................................       61,934     60,638
      Accumulated other comprehensive loss ...............      (16,368)   (16,328)
      Less cost of common stock held in
         treasury; 1,285,679 shares ......................      (24,134)   (24,134)
                                                               --------   --------
         Stockholders' Equity ............................      125,485    124,101
                                                               --------   --------
            TOTAL ........................................     $532,700   $545,553
                                                               ========   ========

See notes to consolidated financial statements

                                   ONEIDA LTD.
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED APRIL 27, 2002
                                   (Unaudited)

                                                                    Add'l
                               Comp.   Common    Common   Pref'd   Paid-in   Retained
                              Income   Shares    Stock     Stock   Capital   Earnings
                              --------------------------------------------------------
Balance at Jan 26, 2002
   Restated (Note 1) ......            17,809   $17,809   $2,151   $83,965    $60,638
Stock plan activity, net...                12        12                116
Purchase/retirement of
   Treasury stock, net ....
Cash dividends declared
   ($.02 per share) .......                                                      (352)
Net income ................   $1,648                                            1,648
Other comprehensive
   Loss ...................      (40)
                              ------
Comprehensive income ......   $1,608
                              ======
                                       ----------------------------------------------
Balance at Apr 27, 2002
   Restated (Note 1) ......            17,821   $17,821   $2,151   $84,081    $61,934
                                       ==============================================

                                Other Comp    Treasury   Unallocated
                              Income (Loss)     Stock        ESOP
                              --------------------------------------
Balance at Jan 26, 2002
   Restated (Note 1) ......     $(16,328)     $(24,134)
Other comprehensive
   loss ...................          (40)
                                ------------------------------------
Balance at Apr 27, 2002
   Restated (Note 1) ......     $(16,368)     $(24,134)
                                ====================================

See notes to consolidated financial statements.

                                   ONEIDA LTD.
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED APRIL 28, 2001
                                   (Unaudited)

                                                                     Add'l
                               Comp.    Common    Common   Pref'd   Paid-in   Retained
                               Income   Shares    Stock     Stock   Capital   Earnings
                              --------------------------------------------------------
Balance at Jan 27, 2001
   Restated (Note 1) ......             17,703   $17,703   $2,167   $82,956    $55,693
Stock plan activity, net...                 19        19                147
Purchase/retirement of
   Treasury stock, net ....
Cash dividends declared
   ($.05 per share) .......                                                       (855)
Net income (loss) .........   $  (418)                                            (418)
Other comprehensive
   Loss ...................    (2,595)
                              -------
Comprehensive income ......   $(3,013)
                              =======
                                        ----------------------------------------------
Balance at Apr 28, 2001
   Restated (Note 1) ......             17,722   $17,722   $2,167   $83,103    $54,420
                                        ==============================================

                               Other Comp    Treasury   Unallocated
                             Income (Loss)     Stock        ESOP
                             --------------------------------------
Balance at Jan 27, 2001
   Restated (Note 1) .....     $(11,423)     $(24,590)
Treasury stock, net ......                        235
Other comprehensive
   loss ..................       (2,595)

                               ------------------------------------
Balance at Apr 28, 2001
   Restated (Note 1) .....     $(14,018)     $(24,355)
                               ====================================

See notes to consolidated financial statements.

                                   ONEIDA LTD.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
          FOR THE THREE MONTHS ENDED APRIL 27, 2002 AND APRIL 28, 2001
                                   (Unaudited)
                                 (In Thousands)

                                                                     FOR THE
                                                                THREE MONTHS ENDED
                                                               RESTATED   RESTATED
                                                               (NOTE 1)   (NOTE 1)
                                                                APR 27,    APR 28,
                                                                 2002       2001
                                                               --------   --------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income ..............................................   $  1,648    $  (418)
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation and amortization ........................      4,146      4,536
      Deferred taxes and other non-cash
         charges and credits ...............................        724     (4,852)
      Decrease (increase) in operating assets:
         Receivables .......................................     (1,263)    (2,672)
         Inventories .......................................      8,696      7,822
         Other current assets ..............................     (2,522)     1,200
         Other assets ......................................     (4,253)      (594)
      Increase (decrease) in accounts payable ..............       (423)       480
      Increase (decrease) in accrued liabilities ...........        931     (7,150)
                                                               --------    -------
         Net cash provided (used) by operating activities ..      7,684     (1,648)
                                                               --------    -------
CASH FLOW FROM INVESTING ACTIVITIES:
   Property, plant and equipment expenditure-net............     (1,880)    (2,648)
   Proceeds from sale of marketable securities .............      3,106
   Other, net ..............................................         16         (2)
                                                               --------    -------
         Net cash used in investing activities .............      1,242     (2,650)
                                                               --------    -------
CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock ..................        129        166
   Issuance of treasury stock ..............................                   235
   (Decrease)/Increase in short-term debt-net ..............     (4,224)     4,186
   Payment of long-term debt ...............................    (12,325)
   Proceeds from issuance of long-term debt ................      1,330      6,263
   Dividends paid ..........................................       (352)    (1,670)
                                                               --------    -------
         Net cash provided by financing activities .........    (15,442)     9,180
                                                               --------    -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ....................        (40)    (2,595)
                                                               --------    -------
NET (DECREASE)INCREASE IN CASH .............................     (6,556)     2,287
CASH AT BEGINNING OF YEAR ..................................     11,112      2,163
                                                               --------    -------
CASH AT END OF PERIOD ......................................   $  4,556    $ 4,450
                                                               ========    =======

See notes to consolidated financial statements.

                                   ONEIDA LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Thousands)

1. The statements for the three months ended April 27, 2002 and April 28, 2001 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended April 27, 2002 are not necessarily indicative of the results of operations to be expected for the year ending January 25, 2003. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended in January 2002 and 2001 included in the Company's January 26, 2002 Annual Report to the Securities and Exchange Commission on Form 10-K/A.

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

                                          CONSOLIDATED STATEMENT OF OPERATIONS
                                        FOR THE THREE MONTHS ENDED APR 27, 2002
                                           As Prev.    Increase
                                           Reported   (Decrease)   Restated
                                           --------     --------   --------
Selling, distribution
   and administrative expenses ......       $31,442      $ 86       $31,528
Provision for income taxes ..........         1,010       (32)          978
Net income ..........................         1,702       (54)        1,648
Earnings per share
   (basic and diluted) ..............          $.10      $.00          $.10

Net income for the quarter ended April, 2002 decreased from $1,702 as previously reported to $1,648 as restated. This reduction results from recognition of additional compensation expense of $86, net of an associated income tax benefit of $32.

                                          CONSOLIDATED STATEMENT OF OPERATIONS
                                        FOR THE THREE MONTHS ENDED APR 28, 2001
                                           As Prev.    Increase
                                           Reported   (Decrease)   Restated
                                           --------   ----------   --------
Cost of Sales .......................       $85,281      $ 956      $86,237
Selling, distribution
   and administrative expenses ......        33,966        412       34,378
Provision for income taxes ..........           264       (506)        (242)
Net income (loss) ...................           444       (862)        (418)
Earnings per share
   (basic and diluted) ..............          $.02      $(.05)       $(.03)

Net income (loss) for the three month period ended April 2001 decreased from $444 and $.02 per share as previously reported to ($418) and ($.03) per share as restated as a result of the recognition of additional compensation expense of $339, cost of sales of $956, integration costs of $73, less an income tax benefit of $506.

                                            BALANCE SHEET AT APRIL 27, 2002
                                           As Prev.    Increase
                                           Reported   (Decrease)   Restated
                                           --------    ---------   --------
Other current assets ................      $ 17,956    $  (853)    $ 17,103
Property, plant & equipment .........       253,898        162      254,060
Goodwill - net ......................       133,475     (2,277)     131,198
Deferred income taxes ...............        19,240      2,367       21,607
Accrued liabilities .................        37,206      1,335       38,541
Accrued income taxes ................         4,848      1,398        6,246
Retained earnings ...................        65,268     (3,334)      61,934

The consolidated balance sheet as of April 2002 has been restated to reflect the effects of the adjustments described above. Retained earnings has been decreased $3.3 million from $65.2 million as previously reported to $61.9 million as restated to recognize the cumulative effect of increased compensation expense of $1.0 million, increased cost of sales of $1.2 million, increased integration costs of $500, reduced goodwill amortization of $640, and increased income tax expense of $1.2 million. Goodwill has been restated downward from $133.5 million as previously reported to $131.2 million as restated principally to reflect the reversal of compensation and integration costs included in the purchase price allocation approximating $3.2 million, reclassify $2.2 million of fair value adjustments and exit costs from accrued liabilities into goodwill, to increase net deferred tax assets related to the acquisition of $1.9 million, and to reduce accumulated amortization of goodwill by $640. The remaining changes to other current assets, property, plant and equipment, deferred income taxes, accrued liabilities and accrued income taxes were the result of balance sheet reclassifications as part of the restatement process.

                                           BALANCE SHEET AT JANUARY 26, 2002
                                           As Prev.    Increase
                                           Reported   (Decrease)   Restated
                                           --------   ----------   --------
Other current assets ................      $ 18,540    $  (853)    $ 17,687
Property, plant & equipment .........       252,144        162      252,306
Goodwill - net ......................       134,073     (2,277)     131,796
Deferred income taxes ...............        19,181      2,386       21,567
Accrued liabilities .................        37,950      1,249       39,199
Accrued income taxes ................         3,696      1,449        5,145
Retained earnings ...................        63,918     (3,280)      60,638

The consolidated balance sheet as of January 2002 has been restated to reflect the effects of the adjustments described above. Retained earnings has been decreased $3.3 million from $63.9 million as previously reported to $60.6 million as restated to recognize the cumulative effect of increased compensation expense of $1.0 million, increased cost of sales of $1.2 million, increased integration costs of $500, reduced goodwill amortization of $640, and increased income tax expense of $1.2 million. Goodwill has been restated downward from $134.1 million as previously reported to $131.8 million as restated principally to reflect the reversal of compensation and integration costs included in the purchase price allocation approximating $3.2 million, reclassify $2.2 million of fair value adjustments and exit costs from accrued liabilities into goodwill, to increase net deferred tax assets related to the acquisition of $1.9 million, and to reduce accumulated amortization of goodwill by $640. The remaining changes to other current assets, property, plant and equipment, deferred income taxes, accrued liabilities and accrued income taxes were the result of balance sheet reclassifications as part of the restatement process.

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

The following is a reconciliation of basic earnings per share to diluted earnings per share for the three months ended April 27, 2002 and April 28, 2001:

                                     Preferred                          Earnings
                             Net       Stock      Adjusted    Average     Per
                            Income   Dividends   Net Income   Shares     Share
--------------------------------------------------------------------------------
2002 Restated (Note 1):
Basic earnings
   per share ............   $1,648     $(32)      $1,616       16,530    $ .10
Effect of stock options..                                          28
Diluted earnings
   per share ............    1,648      (32)       1,616       16,558      .10
--------------------------------------------------------------------------------
2002 As Reported:
Basic earnings
   per share ............   $1,702     $(32)      $1,670       16,530    $ .10
Effect of stock options..                                          28
Diluted earnings
   per share ............    1,702      (32)       1,670       16,558      .10
--------------------------------------------------------------------------------
2001 Restated (Note 1):
Basic earnings(loss)
   per share ............   $ (418)    $(32)      $ (450)      16,411    $(.03)
Effect of stock options..                                          86
Diluted earnings(loss)
   per share ............     (418)     (32)        (450)      16,497     (.03)
--------------------------------------------------------------------------------
2001 As Reported:
Basic earnings
   per share ............   $  444     $(32)      $  412       16,411    $ .02
Effect of stock options..                                          86
Diluted earnings
   per share ............      444      (32)         412       16,497      .02
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

Sales by reportable segment for the first quarter of 2002 and 2001 were as follows:

                                                       (000)
                               -------------------------------------------------
                                Metal    Dinnerware    Glass    Other    Total
                               -------   ----------   ------   ------   --------
2002 Net Sales                 $69,600     $36,200    $7,100   $2,106   $115,006

2001 Net Sales                 $83,500     $33,900    $7,900   $1,506   $126,806

6. In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standards No. 142 "goodwill and other Intangible Assets" ("SFAS 142"). We adopted SFAS 142 effective January 27, 2002. Under this standard, amortization of goodwill and certain intangible assets, including certain intangibles recorded as a result of past business combinations, is to be discontinued upon adoption of SFAS 142. The new standard requires that goodwill and intangible assets be tested for impairment on an annual basis. The Company will be performing the tests of goodwill and indefinite lived intangible assets in the second fiscal quarter of 2002. No material impact on the earnings or financial position of the Company is expected due to the adoption of SFAS 142.

The following is a reconciliation assuming goodwill and other intangible assets had been accounted for in accordance with the provisions of SFAS 142 in the quarter ended April 28, 2001. The net income is restated as discussed in Note 1.

                                                                 FOR THE
                                                            THREE MONTHS ENDED
                                                            RESTATED   RESTATED
                                                            (NOTE 1)   (NOTE 1)
                                                            APR 27,     APR 28,
                                                              2002       2001
                                                            --------   --------
Net income (loss) .......................................    $1,648     $(418)
Adjustments (net of income taxes):
   Goodwill amortization ................................                 576
                                                             ------     -----
Adjusted net income .....................................    $1,648     $ 158
                                                             ======     =====
Earnings per share:
Basic:
   Net income (loss) ....................................    $  .10     $(.03)
   Adjusted net income ..................................       .10       .01

Diluted:
   Net income (loss) ....................................    $  .10     $(.03)
   Adjusted net income ..................................       .10       .01

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

Net income for the quarter ended April, 2002 decreased from $1,702 as previously reported to $1,648 as restated while earnings per share remained unchanged at $.10. This reduction results from recognition of additional compensation expense of $86, net of an associated income tax benefit of $32.

Net income (loss) for the three month period ended April 2001 decreased from $444 and $.02 per share as previously reported to ($418) and ($.03) per share as restated as a result of the recognition of additional compensation expense of $339, cost of sales of $956, integration costs of $73, less an income tax benefit of $506.

The consolidated balance sheet as of April 2002 has been restated to reflect the effects of the adjustments described above. Retained earnings has been decreased $3.3 million from $65.2 million as previously reported to $61.9 million as restated to recognize the cumulative effect of increased compensation expense of $1.0 million, increased cost of sales of $1.2 million, increased integration costs of $500, reduced goodwill amortization of $640, and increased income tax expense of $1.2 million. Goodwill has been restated downward from $133.4 million as previously reported to $131.2 million as restated principally to reflect the reversal of compensation and integration costs included in the purchase price allocation approximating $3.2 million, reclassify $2.2 million of fair value adjustments and exit costs from accrued liabilities into goodwill, to increase net deferred tax assets related to the acquisition of $1.9 million, and to reduce accumulated amortization of goodwill by $640. The remaining changes to other current assets, property, plant and equipment, deferred income taxes, accrued liabilities and accrued income taxes were the result of balance sheet reclassifications as part of the restatement process.

The consolidated balance sheet as of January 2002 has been restated to reflect the effects of the adjustments described above. Retained earnings has been decreased $3.3 million from $63.9 million as previously reported to $60.6 million as restated to recognize the cumulative effect of increased compensation expense of $1.0 million, increased cost of sales of $1.2 million, increased integration costs of $500, reduced goodwill amortization of $640, and increased income tax expense of $1.2 million. Goodwill has been restated downward from $134.1 million as previously reported to $131.8 million as restated principally to reflect the reversal of compensation and integration costs included in the purchase price allocation approximating $3.2 million, reclassify $2.2 million of fair value adjustments and exit costs from accrued liabilities into goodwill, to increase net deferred tax assets related to the acquisition of $1.9 million, and to reduce accumulated amortization of goodwill by $640. The remaining changes to other current assets, property, plant and equipment, deferred income taxes, accrued liabilities and accrued income taxes were the result of balance sheet reclassifications as part of the restatement process.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   Quarter ended April 27, 2002 compared with
                        the quarter ended April 28, 2001
                                 (In Thousands)

Operations
Net Sales by Product Line:

                                                         Three Months Ended
                                                     2002       2001     %Change
                                                   --------   --------   -------
Metal products .................................   $ 69,600   $ 83,500    (16.6)
Dinnerware Products ............................     36,200     33,900      6.8
Glass products .................................      7,100      7,900    (10.1)
Other Products .................................      2,106      1,506     39.8
                                                   --------   --------    -----
   Total .......................................   $115,006   $126,806     (9.3)
                                                   ========   ========    =====

Quarterly Review

Consolidated net sales for the quarter ended April 27, 2002 were $11,800 lower than in the first quarter of the prior year, reflecting continuing softness in the overall economy. In spite of slowdowns in consumer and foodservice sales levels, sales of dinnerware products increased in both markets.

Gross margin as a percentage of net sales was 32.6% in the first quarter of 2002, comparable to the 32.0% realized for the same period of 2001. As was done through most of 2001, the Company ran its manufacturing facilities at lower volumes to better match incoming order levels. This resulted in overhead variances and plant utilization inefficiencies.

Total operating expenses decreased by $2,850, or 8.3%, from the same quarter last year. This decrease is attributable to the reduction of goodwill amortization of $918, in accordance with the adoption of FAS # 142 and continued efforts to reduce operating costs. As a percentage of sales, operating expenses were slightly higher than the same quarter last year at 27.4% compared to 27.1%

Interest expense, prior to capitalized interest, was $4,112 for the quarter ended April 27, 2002, a decrease of $3,100 from the first quarter of 2001. This decrease is due to significantly lower average borrowings and lower prevailing interest rates incurred throughout the current quarter.

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

Management believes there is sufficient liquidity to support the Company's ongoing funding requirements from future operations as well as the availability of bank lines of credit. Working capital was $182,874 as of April 27, 2002 as compared to $194,325 at January 26, 2002.

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

                                                   ONEIDA LTD.
                                                  (Registrant)


Date: April 2, 2003                               /s/ GREGG R. DENNY
                                                  ------------------------------
                                                  Gregg R. Denny
                                                  Chief Financial Officer

                                  CERTIFICATION

I, Peter J. Kallet certify that:

     1.   I have reviewed this quarterly report on Form 10-Q/A of Oneida Ltd.;

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions:

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


Date: April 2, 2003                     By: /s/ PETER J. KALLET
                                            ------------------------------------
                                            Peter J. Kallet
                                            Chairman of the Board, President and
                                            Chief Executive Officer

                                  CERTIFICATION

I, Gregg R. Denny certify that:

     1.   I have reviewed this quarterly report on Form 10-Q/A of Oneida Ltd.;

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


Date: April 2, 2003                     By: /s/ GREGG R. DENNY
                                            ------------------------------------
                                            Gregg R. Denny
                                            Chief Financial Officer