Form 10-Q/A
period 2002-07-27
ONEIDA LTD
filed 2003-04-03
CIK 74585

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 9, 2002: 16,543,420

                                   ONEIDA LTD.
                                   FORM 10-Q/A
                FOR THE THREE AND SIX MONTHS ENDED JULY 27, 2002

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

SIGNATURES

CERTIFICATIONS

                                Explanatory Note

Oneida Ltd. hereby amends its Quarterly Report on Form 10-Q for the quarter ended July 27, 2002, filed with the Securities and Exchange Commission on September 10, 2002. The purpose of this amendment is to restate portions of the Form 10-Q, including Management's Discussion and Analysis, the Consolidated Statements of Operations, the Consolidated Balance Sheets, the Consolidated Statements of Changes in Stockholders' Equity, Consolidated Statements of Cash Flows and the Notes to the Consolidated Financial Statements as of and for the quarters July 27, 2002 and July 28, 2001, as set forth in the original filing. The restatement is related to adjustments made to the purchase accounting for the August 2000 acquisition of Delco International, Ltd. and its subsequent operations.

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

                                   ONEIDA LTD.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                               FOR THE               FOR THE
                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                         -------------------   -------------------
                                         RESTATED   RESTATED   RESTATED   RESTATED
                                         (NOTE 1)   (NOTE 1)   (NOTE 1)   (NOTE 1)
(Thousands except per                     JUL 27,    JUL 28,    JUL 27,    JUL 28,
   share amounts)                          2002       2001       2002       2001
                                         --------   --------   --------   --------
NET SALES ............................   $111,239   $119,428   $226,246   $246,234
COST OF SALES ........................     74,015     77,890    151,516    164,126
                                         --------   --------   --------   --------
GROSS MARGIN .........................     37,224     41,538     74,730     82,108
OPERATING REVENUES ...................        311        333        679        740
                                         --------   --------   --------   --------
                                           37,535     41,871     75,409     82,848
                                         --------   --------   --------   --------
OPERATING EXPENSES:
   Selling, distribution and
      administrative expenses ........     31,738     34,528     63,265     68,906
                                         --------   --------   --------   --------
INCOME FROM OPERATIONS ...............      5,797      7,343     12,144     13,942
OTHER INCOME - NET ...................      2,638        672      3,004        534
INTEREST EXPENSE .....................      3,790      5,939      7,877     13,060
                                         --------   --------   --------   --------
INCOME BEFORE INCOME TAXES ...........      4,645      2,076      7,271      1,416
PROVISION FOR INCOME TAXES ...........      1,730        775      2,708        533
                                         --------   --------   --------   --------
NET INCOME ...........................   $  2,915   $  1,301   $  4,563   $    883
                                         ========   ========   ========   ========
EARNINGS PER SHARE OF COMMON STOCK:
   Net income:
      Basic ..........................   $    .17   $    .08   $    .27   $    .05
      Diluted (NOTE 3) ...............        .17        .08        .27        .05
SHARES USED IN PER SHARE DATA:
      Basic ..........................     16,540     16,459     16,535     16,433
      Diluted (NOTE 3) ...............     16,608     16,553     16,575     16,519
CASH DIVIDENDS DECLARED (Common) .....   $    .02   $    .05   $    .04   $    .10

See notes to consolidated financial statements.

                                   ONEIDA LTD.
                           CONSOLIDATED BALANCE SHEET
                       JULY 27, 2002 AND JANUARY 26, 2002
                                   (Unaudited)

                                                              (Dollars in Thousands)
                                                              ----------------------
                                                                RESTATED   RESTATED
                                                                (NOTE 1)   (NOTE 1)
                                                                JULY 27,    JAN 26,
                                                                  2002       2002
                                                                --------   --------
ASSETS

   CURRENT ASSETS:
      Cash ................................................     $  2,654   $ 11,112
      Accounts receivable, net of allowance for doubtful ..
         accounts of $4,141 and $3,475 ....................       71,532     78,420
      Other accounts and notes receivable .................        4,661      2,524
      Inventories:
         Finished goods ...................................      149,986    147,097
         Goods in process .................................       13,495     13,112
         Raw materials and supplies .......................        9,295      9,314
      Other current assets ................................       14,487     17,687
                                                                --------   --------
            Total current assets ..........................      266,110    279,266
                                                                --------   --------
   PROPERTY, PLANT AND EQUIPMENT-At cost:
      Property, plant and equipment .......................      256,319    252,306
      Less accumulated depreciation .......................      151,083    143,772
                                                                --------   --------
            Property, plant and equipment-net .............      105,236    108,534
                                                                --------   --------
   OTHER ASSETS:
      Goodwill-net ........................................      132,871    131,796
      Deferred income taxes ...............................       21,601     21,567
      Other assets ........................................        8,250      4,390
                                                                --------   --------
               TOTAL ......................................     $534,068   $545,553
                                                                ========   ========

  See notes to consolidated financial statements.

                                   ONEIDA LTD.
                           CONSOLIDATED BALANCE SHEET
                       JULY 27, 2002 AND JANUARY 26, 2002
                                   (Unaudited)

                                                        (Dollars in Thousands)
                                                        ----------------------
                                                          RESTATED   RESTATED
                                                          (NOTE 1)   (NOTE 1)
                                                          JULY 27,    JAN 26,
                                                            2002       2002
                                                          --------   --------
LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
      Short-term debt ...............................     $  9,347   $ 11,430
      Accounts payable ..............................       30,130     24,848
      Accrued liabilities ...........................       36,870     39,199
      Accrued income taxes ..........................       12,029      5,145
      Dividends payable .............................          363        363
      Current installments of long-term debt ........        5,922      3,956
                                                          --------   --------
            Total current liabilities ...............       94,661     84,941
                                                          --------   --------
   LONG-TERM DEBT ...................................      228,754    256,170
                                                          --------   --------
   OTHER LIABILITIES:
      Accrued postretirement liability ..............       57,918     56,410
      Accrued pension liability .....................       15,026     15,206
      Other liabilities .............................        8,659      8,725
                                                          --------   --------
            Total ...................................       81,603     80,341
                                                          --------   --------
   STOCKHOLDERS' EQUITY:
      Cumulative 6% preferred stock; $25 par
         value; authorized 95,660 shares, issued
         86,036 shares, callable at $30 per share ...        2,151      2,151
      Common stock $1 par value; authorized
         48,000,000 shares, issued 17,827,866
         and 17,809,235 shares ......................       17,828     17,809
      Additional paid-in capital ....................       84,138     83,965
      Retained earnings .............................       64,474     60,638
      Accumulated other comprehensive loss ..........      (15,407)   (16,328)
      Less cost of common stock held in
         treasury; 1,285,679 shares .................      (24,134)   (24,134)
                                                          --------   --------
         Stockholders' Equity .......................      129,050    124,101
                                                          --------   --------
               TOTAL ................................     $534,068   $545,553
                                                          ========   ========

See notes to consolidated financial statements

                                   ONEIDA LTD.
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JULY 27, 2002
                                   (Unaudited)

                                                                      Add'l
                                Comp.    Common    Common   Pref'd   Paid-in   Retained
                                Income   Shares    Stock     Stock   Capital   Earnings
                               -------   ------   -------   ------   -------   --------
Balance at Jan 26, 2002
   Restated (Note 1) .......             17,809   $17,809   $2,151   $83,965    $60,638
Stock plan activity, net....                 19        19                173
Purchase/retirement of
Treasury stock, net .....
Cash dividends declared
   ($.04 per share) ........                                                       (727)
Net income .................    $4,563                                            4,563
Other comprehensive
   Loss ....................       921
                                ------
Comprehensive income .......    $5,484
                                ======
                                         ------   -------   ------   -------    -------
Balance at July 27, 2002
   Restated (Note 1) ....                17,828   $17,828   $2,151   $84,138    $64,474
                                         ======   =======   ======   =======    =======

                               Other Comp    Treasury   Unallocated
                             Income (Loss)     Stock       ESOP
                             -------------   --------   -----------
Balance at Jan 26, 2002
   Restated (Note 1) .....     $(16,328)     $(24,134)
Other comprehensive
   loss...................          921

                               --------      --------   -----------
Balance at July 27, 2002
   Restated (Note 1) .....     $(15,407)     $(24,134)
                               ========      ========   ===========

See notes to consolidated financial statements.

                                   ONEIDA LTD.
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JULY 28, 2001
                                   (Unaudited)

                                                                     Add'l
                               Comp.    Common   Common    Pref'd   Paid-in   Retained
                              Income    Shares    Stock    Stock    Capital   Earnings
                              -------   ------   -------   ------   -------   --------
Balance at Jan 27, 2001
   Restated (Note 1) ......             17,703   $17,703   $2,167   $82,956   $55,693
Stock plan activity, net...                 84        84                785
Purchase/retirement of
Treasury stock, net .......                                   (16)
Cash dividends declared
   ($.10 per share) .......                                                    (1,750)
Net income (loss) .........   $   883                                             883
Other comprehensive
   Loss ...................    (2,912)
                              -------
Comprehensive income ......   $(2,029)
                              =======
                                        ------   -------   ------   -------   -------
Balance at July 28, 2001
   Restated (Note 1) ......             17,787   $17,787   $2,151   $83,741   $54,826
                                        ======   =======   ======   =======   =======

                               Other Comp     Treasury   Unallocated
                              Income (Loss)    Stock        ESOP
                              -------------   --------   -----------
Balance at Jan 27, 2001
   Restated (Note 1) ......     $(11,423)     $(24,590)
Treasury stock, net .......                        235
Other comprehensive
   loss....................       (2,912)

                                --------      --------   -----------
Balance at July 28, 2001
   Restated (Note 1) ......     $(14,335)     $(24,355)
                                ========      ========   ===========

See notes to consolidated financial statements.

                                   ONEIDA LTD.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JULY 27, 2002 AND JULY 28, 2001
                                   (Unaudited)
                                 (In Thousands)

                                                                         FOR THE
                                                                    SIX MONTHS ENDED
                                                                   -------------------
                                                                   RESTATED   RESTATED
                                                                   (NOTE 1)   (NOTE 1)
                                                                   JULY 27,   JULY 28,
                                                                     2002       2001
                                                                   --------   --------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income ..................................................   $  4,563   $    883
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation and amortization ............................      7,950      9,366
      Deferred taxes and other non-cash
            charges and credits ................................       (528)    (2,226)
      Decrease (increase) in operating assets:
         Receivables ...........................................      4,752      2,173
         Inventories ...........................................     (3,253)    17,833
         Other current assets ..................................     (5,199)     4,398
         Other assets ..........................................     (3,902)    (3,470)
      Increase (decrease) in accounts payable ..................      5,282       (265)
      Increase (decrease) in accrued liabilities ...............      4,554    (16,391)
                                                                   --------   --------
            Net cash provided (used) by operating activities ...     14,219     12,301
                                                                   --------   --------
CASH FLOW FROM INVESTING ACTIVITIES:
   Property, plant and equipment expenditure-net ...............     (3,981)    (5,888)
   Proceeds from sale of marketable securities .................      8,399
   Other, net ..................................................         51        (12)
                                                                   --------   --------
            Net cash used in investing activities ..............      4,469     (5,900)
                                                                   --------   --------
CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock ......................        192        868
   Issuance of treasury stock ..................................        219
   (Decrease)/Increase in short-term debt-net ..................     (2,083)     1,660
   Decrease in long-term debt-net ..............................    (25,450)    (3,296)
   Dividends paid ..............................................       (726)    (2,432)
                                                                   --------   --------
            Net cash provided by financing activities ..........    (28,067)    (2,981)
                                                                   --------   --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ........................        921     (2,912)
                                                                   --------   --------
NET (DECREASE)INCREASE IN CASH .................................     (8,458)       508
CASH AT BEGINNING OF YEAR ......................................     11,112      2,163
                                                                   --------   --------
CASH AT END OF PERIOD ..........................................   $  2,654   $  2,671
                                                                   ========   ========

See notes to consolidated financial statements.

                                   ONEIDA LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Thousands)

1. The statements for the three months ended July 27, 2002 and July 28, 2001 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended July 27, 2002 are not necessarily indicative of the results of operations to be expected for the year ending January 25, 2003. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended in January 2002 and 2001 included in the Company's January 26, 2002 Annual Report to the Securities and Exchange Commission on Form 10-K/A.

Restatement

In November, 2002 the company announced that it would restate financial results for its accounting for the August 2000 acquisition of Delco International Ltd. The company concluded that adjustments were needed to its initial purchase price allocation to record compensation related to employment agreements, and inventory and repacking, moving and temporary warehousing related to inventory and other period costs previously recorded as goodwill, and to appropriately recognize the deferred tax effects of the acquisition. In addition, reclassifications were made between various balance sheet accounts, including inventory, receivables, fixed assets, goodwill, other assets, and accrued liabilities to properly classify fair value and other adjustments associated with the acquisition. The cumulative effect of these restatements results in the recognition from August 2000 through July 2002 of additional compensation expense, integration expenses, and tax expense totaling $3.4 million as compared to what was previously reported. "On December 5, 2002, the Company announced in a press release that it intended to file the restatement, and by letter dated December 13, 2002, the SEC notified the Company that it was conducting an informal inquiry regarding the restatement. The Company is fully cooperating with the SEC in the informal inquiry.

                                       CONSOLIDATED STATEMENT OF OPERATIONS
                                     FOR THE THREE MONTHS ENDED JULY 27, 2002
                                     ----------------------------------------
                                         As Prev.    Increase
                                         Reported   (Decrease)   Restated
                                         --------   ----------   --------
Selling, distribution
   and administrative expenses ...        $31,652      $ 86       $31,738
Provision for income taxes .......          1,762       (32)        1,730
Net income .......................          2,969       (54)        2,915
Earnings per share
   (basic and diluted)............        $   .18      $.01       $   .17

Net income for the quarter ended July, 2002 decreased from $2,969 and $.18 per share as previously reported to $2,915 and $.17 per share as restated. This reduction results from recognition of additional compensation expense of $86, net of an associated income tax benefit of $32.

                                       CONSOLIDATED STATEMENT OF OPERATIONS
                                     FOR THE THREE MONTHS ENDED JULY 28, 2001
                                     ----------------------------------------
                                         As Prev.    Increase
                                         Reported   (Decrease)   Restated
                                         --------   ----------   --------
Cost of Sales ....................        $77,652     $ 238       $77,890
Selling, distribution
   and administrative expenses ...         34,134       394        34,528
Provision for income taxes .......          1,009      (234)          775
Net income (loss) ................          1,699      (398)        1,301
Earnings per share
   (basic and diluted)............        $   .10     $(.02)      $   .08

Net income for the three month period ended July 2001 decreased from $1,699 and $.10 per share as previously reported to $1,301 and $.08 per share as restated as a result of the recognition of additional compensation expense of $109, cost of sales of $238, integration costs of $285, less an income tax benefit of $234.

                                      CONSOLIDATED STATEMENT OF OPERATIONS
                                     FOR THE SIX MONTHS ENDED JULY 27, 2002
                                     --------------------------------------
                                        As Prev.    Increase
                                        Reported   (Decrease)   Restated
                                        --------   ----------   --------
Selling, distribution
   and administrative expenses ...       $63,093     $ 172       $63,265
Provision for income taxes .......         2,772       (64)        2,708
Net income .......................         4,671      (108)        4,563
Earnings per share
   (basic and diluted)............       $   .28     $ .01       $   .27

Net income for the six months ended July, 2002 decreased from $4,671 and $.28 per share as previously reported to $4,563 and $.27 per share as restated. This reduction results from recognition of additional compensation expense of $172, net of an associated income tax benefit of $64.

                                      CONSOLIDATED STATEMENT OF OPERATIONS
                                     FOR THE SIX MONTHS ENDED JULY 28, 2001
                                     --------------------------------------
                                        As Prev.    Increase
                                        Reported   (Decrease)   Restated
                                        --------   ----------   --------
Cost of Sales ....................      $162,932    $ 1,194     $164,126
Selling, distribution
   and administrative expenses ...        68,100        806       68,906
Provision for income taxes .......         1,273       (740)         533
Net income (loss) ................         2,143     (1,260)         883
Earnings per share
   (basic and diluted)............      $    .13    $  (.08)    $    .05

Net income for the six month period ended July 2001 decreased from $2,143 and $.13 per share as previously reported to $883 and $.05 per share as restated as a result of the recognition of additional compensation expense of $448, cost of sales of $1,194, integration costs of $358, less an income tax benefit of $740.

                                   BALANCE SHEET AT JULY 27, 2002
                                  --------------------------------
                                  As Prev.    Increase
                                  Reported   (Decrease)   Restated
                                  --------   ----------   --------
Other current assets ..........   $ 15,340    $  (853)    $ 14,487
Property, plant & equipment ...    256,157        162      256,319
Goodwill - net ................    135,148     (2,277)     132,871
Deferred income taxes .........     19,253      2,348       21,601
Accrued liabilities ...........     35,449      1,421       36,870
Accrued income taxes ..........     10,682      1,347       12,029
Retained earnings .............     67,862     (3,388)      64,474

The consolidated balance sheet as of July 2002 has been restated to reflect the effects of the adjustments described above. Retained earnings has been decreased $3.4 million from $67.9 million as previously reported to $64.5 million as restated to recognize the cumulative effect of increased compensation expense of $1.2 million, increased cost of sales of $1.2 million, increased integration costs of $500, reduced goodwill amortization of $640, and increased income tax expense of $1.1 million. Goodwill has been restated downward from $135.1 million as previously reported to $132.9 million as restated principally to reflect the reversal of compensation and integration costs included in the purchase price allocation approximating $3.2 million, reclassify $2.2 million of fair value adjustments and exit costs from accrued liabilities into goodwill, to increase net deferred tax assets related to the acquisition of $1.9 million, and to reduce accumulated amortization of goodwill by $640. The remaining changes to other current assets, property, plant and equipment, deferred income taxes, accrued liabilities and accrued income taxes were the result of balance sheet reclassifications as part of the restatement process.

                                  BALANCE SHEET AT JANUARY 26, 2002
                                  ---------------------------------
                                   As Prev.    Increase
                                   Reported   (Decrease)   Restated
                                   --------   ----------   --------
Other current assets ..........    $ 18,540    $  (853)    $ 17,687
Property, plant & equipment ...     252,144        162      252,306
Goodwill - net ................     134,073     (2,277)     131,796
Deferred income taxes .........      19,181      2,386       21,567
Accrued liabilities ...........      37,950      1,249       39,199
Accrued income taxes ..........       3,696      1,449        5,145
Retained earnings .............      63,918     (3,280)      60,638

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

The following is a reconciliation of basic earnings per share to diluted earnings per share for the three months ended July 27, 2002 and July 28, 2001:

                                      Preferred                          Earnings
                               Net      Stock      Adjusted    Average     Per
                             Income   Dividends   Net Income    Shares    Share
                             ------   ---------   ----------   -------   --------
2002 Restated (Note 1):
Basic earnings
   per share .............   $2,915     $(32)       $2,883      16,540     $.17
Effect of stock options.                                            68
Diluted earnings
   per share .............    2,915      (32)        2,883      16,608      .17
                             ------     ----        ------      ------     ----
2002 As Reported:
Basic earnings
   per share .............   $2,969     $(32)       $2,937      16,540     $.18
Effect of stock options.                                            68
Diluted earnings
   per share .............    2,969      (32)        2,937      16,608      .18
                             ------     ----        ------      ------     ----
2001 Restated (Note 1):
Basic earnings
   per share..............   $1,301     $(32)       $1,269      16,459     $.08
Effect of stock options.                                            94
Diluted earnings
   per share .............    1,301      (32)        1,269      16,553      .08
                             ------     ----        ------      ------     ----
2001 As Reported:
Basic earnings
   per share .............   $1,703     $(32)       $1,671      16,459     $.10
Effect of stock options.                                            94
Diluted earnings
   per share .............    1,703      (32)        1,671      16,553      .10
                             ------     ----        ------      ------     ----

The following is a reconciliation of basic earnings per share to diluted earnings per share for the six months ended July 27, 2002 and July 28, 2001:

                                            Preferred                          Earnings
                                    Net       Stock      Adjusted    Average     Per
                                   Income   Dividends   Net Income   Shares     Share
                                   ------   ---------   ----------   -------   --------
2002 Restated:
Basic earnings per share .......   $4,563     $(64)       $4,499      16,535     $.27
Effect of stock options ........                                          40
Diluted earnings per share......    4,563      (64)        4,499      16,575      .27
                                   ------     ----        ------      ------     ----
2002 As Reported:
Basic earnings per share .......   $4,671     $(64)       $4,607      16,535     $.28
Effect of stock options ........                                          40
Diluted earnings per share .....    4,671      (64)        4,607      16,575      .28
                                   ------     ----        ------      ------     ----
2001 Restated:
Basic earnings per share. ......   $  883     $(64)       $  819      16,433     $.05
Effect of stock options ........                                          86
Diluted earnings per share .....      883      (64)          819      16,519      .05
                                   ------     ----        ------      ------     ----
2001 As Reported:
Basic earnings per share .......   $2,143     $(64)       $2,079      16,433     $.13
Effect of stock options ........                                          86
Diluted earnings per share .....    2,143      (64)        2,079      16,519      .13
                                   ------     ----        ------      ------     ----

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

Sales and operating income by reportable segment for the second quarter and first half of 2002 and 2001 were as follows:

                                                (000)
                                            -------------
Second Quarter
--------------
                         Metal    Dinnerware    Glass     Other     Total
                        -------   ----------   -------   ------   --------
2002 Net Sales          $69,900     $32,300    $ 7,300   $1,739   $111,239
2001 Net Sales           78,400      32,800      7,200    1,028    119,428

2002 Operating Income
   Restated (Note 1)    $ 3,131     $ 2,783    $  (100)  $  (17)  $  5,797
2002 Operating Income
   As Reported          $ 3,200     $ 2,800    $  (100)  $  (17)  $  5,883
2001 Operating Income
   Restated (Note 1)      4,494       3,174       (200)    (125)     7,343
2001 Operating Income
   As Reported            5,000       3,300       (200)    (125)     7,975

Year to date
------------
                          Metal    Dinnerware    Glass    Other     Total
                        --------   ----------   -------   ------   --------
2002 Net Sales          $139,500     $68,500    $14,400   $3,846   $226,246
2001 Net Sales           161,900      66,700     15,100    2,534    246,234

2002 Operating Income
   Restated (Note 1)    $  5,162     $ 7,266    $  (200)  $  (84)  $ 12,144
2002 Operating Income
   As Reported          $  5,300     $ 7,300    $  (200)  $  (84)  $ 12,316
2001 Operating Income
   Restated (Note 1)       7,900       6,700       (400)    (258)    13,942
2001 Operating Income
   As Reported             9,500       7,100       (400)    (258)    15,942

6. In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standards No. 142 "goodwill and other Intangible Assets"("SFAS 142"). We adopted SFAS 142 effective January 27, 2002. Under this standard, amortization of goodwill and certain intangible assets, including certain intangibles recorded as a result of past business combinations, is to be discontinued upon adoption of SFAS 142. The new standard requires that goodwill and intangible assets be tested for impairment on an annual basis. The Company will be performing the tests of goodwill and indefinite lived intangible assets in the second fiscal quarter of 2002. No material impact on the earnings or financial position of the Company is expected due to the adoption of SFAS 142.

The following is a reconciliation assuming goodwill and other intangible assets had been accounted for in accordance with the provisions of SFAS 142 in the six months ended July 28, 2001. The net income is restated as discussed in Note 1.

                                           FOR THE              FOR THE
                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                     -------------------   -------------------
                                     RESTATED   RESTATED   RESTATED   RESTATED
                                     (NOTE 1)   (NOTE 1)   (NOTE 1)   (NOTE 1)
                                     JULY 27,   JULY 28,   JULY 27,   JULY 28,
                                       2002       2001       2002       2001
                                     --------   --------   --------   --------
Reported net income                   $2,915     $1,301     $4,563     $  883
Adjustments (net of income taxes):
   Goodwill amortization                            511                 1,087
                                      ------     ------     ------     ------
Adjusted net income                   $2,915     $1,812     $4,563     $1,970
                                      ======     ======     ======     ======
Earnings per share:
Basic:
   Net income                         $  .17     $  .08     $  .27     $  .05
   Adjusted net income                   .17        .11        .27        .12

Diluted:
   Net income                         $  .17     $  .08     $  .27     $  .05
   Adjusted net income                   .17        .11        .27        .12

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

Net income for the quarter ended July, 2002 decreased from $2,969 and $.18 per share as previously reported to $2,915 and $.17 per share as restated. This reduction results from recognition of additional compensation expense of $86, net of an associated income tax benefit of $32.

Net income for the three month period ended July 2001 decreased from $1,699 and $.10 per share as previously reported to $1,301 and $.08 per share as restated as a result of the recognition of additional compensation expense of $109, cost of sales of $238, integration costs of $285, less an income tax benefit of $234.

Net income for the six months ended July, 2002 decreased from $4,671 and $.28 per share as previously reported to $4,563 and $.27 per share as restated. This reduction results from recognition of additional compensation expense of $172, net of an associated income tax benefit of $64.

Net income for the six month period ended July 2001 decreased from $2,143 and $.13 per share as previously reported to $883 and $.05 per share as restated as a result of the recognition of additional compensation expense of $448, cost of sales of $1,194, integration costs of $358, less an income tax benefit of $740.

The consolidated balance sheet as of July 2002 has been restated to reflect the effects of the adjustments described above. Retained earnings has been decreased $3.4 million from $67.9 million as previously reported to $64.5 million as restated to recognize the cumulative effect of increased compensation expense of $1.2 million, increased cost of sales of $1.2 million, increased integration costs of $500, reduced goodwill amortization of $640, and increased income tax expense of $1.1 million. Goodwill has been restated downward from $135.1 million as previously reported to $132.9 million as restated principally to reflect the reversal of compensation and integration costs included in the purchase price allocation approximating $3.2 million, reclassify $2.2 million of fair value adjustments and exit costs from accrued liabilities into goodwill, to increase net deferred tax assets related to the acquisition of $1.9 million, and to reduce accumulated amortization of goodwill by $640. The remaining changes to other current assets, property, plant and equipment, deferred income taxes, accrued liabilities and accrued income taxes were the result of balance sheet reclassifications as part of the restatement process.

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

Operations
Net Sales by Product Line:

                            Three Months Ended July
                         -----------------------------
                           2002       2001     %Change
                         --------   --------   -------
Metal products .......   $ 69,900   $ 78,400    (10.8)
Dinnerware Products ..     32,300     32,800     (1.5)
Glass products .......      7,300      7,200      1.4
Other Products .......      1,739      1,028     69.2
                         --------   --------    -----
  Total ..............   $111,239   $119,428     (6.9)
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

Gross margin as a percentage of net sales was 33.5% in the second quarter of 2002 as compared to 34.8% for the same period of 2001. The decrease in gross margin this quarter is due to unfavorable factory variances as the Company's manufacturing plants operated at a lower capacity due to reduced demand.

Total operating expenses decreased by $2,790, or 8.1%, from the same quarter last year. This decrease is attributable to the reduction of goodwill amortization of $851, in accordance with the adoption of FAS #142, and continued efforts to reduce operating costs. As a percentage of sales, operating expenses were slightly lower than the same quarter last year at 28.5% compared to 28.9%.

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

Operations
Net Sales by Product Line:

                            Six Months Ended July
                        -----------------------------
                           2002      2001     %Change
                        --------   --------   -------
Metal products.......   $139,500   $161,900    (13.8)
Dinnerware Products..     68,500     66,700      2.7
Glass products.......     14,400     15,100     (4.6)
Other Products.......      3,846      2,534     51.8
                        --------   --------    -----
  Total..............   $226,246   $246,234     (8.1)
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

Gross margin as a percentage of net sales for the first six months of the current year was 33.0% as compared to 33.3% for the same period of 2001. The low gross margin in both 2002 and 2001 is primarily the result of unfavorable factory variances as the Company's manufacturing plants operated at a lower capacity due to reduced demand.

Total operating expenses decreased by $5,641, or 8.2%, compared to the first six months of the prior year. This decrease is attributable to the reduction of goodwill amortization of $1,732, in accordance with the adoption of FAS #142, and continued efforts to reduce operating costs. As a percentage of sales, year to date operating expenses were 28.0% in both 2002 and 2001.

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

Management believes there is sufficient liquidity to support the Company's ongoing funding requirements from future operations as well as the availability of bank lines of credit. Working capital was $171,449 as of July 27, 2002 as compared to $194,325 at January 26, 2002.

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

Forward Looking Information
With the exception of historical data, the information contained in this Form10-Q, as well as those other documents incorporated by reference herein, is forward-looking. For the purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers that changes in certain factors could affect the Company's future results and could cause the Company's future consolidated results to differ materially from those expressed herein. Such factors include, but are not limited to: general economic conditions in the Company's markets; difficulties or delays in the development, production and marketing of new products; the impact of competitive products and pricing; certain assumptions related to consumer purchasing patterns; significant increases in interest rates or the level of the Company's indebtedness; major slowdowns in the retail, travel or entertainment industries; the loss of several of the Company's major customers; under utilization of the Company's plants and factories; the amount and rate of growth of the Company's selling, general and administrative expenses.

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

                                                       ONEIDA LTD.
                                                      (Registrant)

Date: April 2, 2003
                                                         /s/ GREGG R. DENNY
                                                         -----------------------
                                                         Gregg R. Denny
                                                         Chief Financial Officer

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