Form 10-K
period 2003-01-25
ONEIDA LTD
filed 2003-04-25
CIK 74585

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the fiscal year ended January 25, 2003         Commission File Number 1-5452

                                   ONEIDA LTD.
                             163-181 KENWOOD AVENUE
                           ONEIDA, NEW YORK 13421-2899
                                 (315) 361-3000

        NEW YORK                                          15-0405700
(State of Incorporation)                    (I.R.S. Employer Identification No.)

           Securities registered pursuant to Section 12(b) of the Act:

                Title of Class                  Name of exchange on which registered
                --------------                  ------------------------------------
Common Stock, par value $1.00 per share with New York Stock Exchange attached
  Preferred Stock purchase rights

           Securities registered pursuant to Section 12(g) of the Act:

             6% Cumulative Preferred Stock, par value $25 per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [X] NO [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on a closing price of $14.90 per share reported on the New York Stock Exchange Composite Index on July 26, 2002 was approximately $237,532,418. For this calculation, registrant assumed its directors and executive officers are affiliates.

The number of shares of Common Stock ($1.00 par value) outstanding as of April 14, 2003, was 16,610,971.

                       Documents Incorporated by Reference

1. Portions of Oneida Ltd.'s Annual Report to Stockholders for the fiscal year ended January 25, 2003 (Parts I and II of Form 10-K).
2. Portions of Oneida Ltd.'s Definitive Proxy Statement dated April 25, 2003 (Part III of Form 10-K).

================================================================================


               Page 0 of 22. See list of Exhibits on pages 12-16.

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

The Company's Form 10-K, Form 10-Q and other filings with the Securities and Exchange Commission may be accessed at the Company's website, www.oneida.com.

b. Industry Segments.

The Company's operations and assets are in one principal industry: tableware products. The Company's principal industry segments are grouped around the manufacture and distribution of three major product categories: metalware, dinnerware and glassware. The Company also distributes a variety of other tabletop accessories, kitchen utensils and giftware.

Information regarding the Company's operations by industry segment for the years ended January 25, 2003, January 26, 2002 and January 27, 2001 is set forth on page 29 of the Company's Annual Report to Stockholders for the year ended January 25, 2003, parts of which are incorporated herein by reference.

c. Narrative Description of Business.

Principal Products.

     Metalware:

Metalware is comprised of stainless steel, silverplated and sterling silver flatware (forks, knives, spoons and related serving pieces), stainless steel and silverplated holloware (bowls, trays, tea and coffee sets and related items), cutlery and cookware.

The principal source of the Company's flatware is the Company's Sherrill, New York manufacturing facility. In addition, the Company also utilizes the facilities of Oneida Mexicana, S.A., its wholly owned subsidiary located in Toluca, Mexico, to manufacture flatware patterns that are not produced in Sherrill, New York. The Company also imports flatware and cutlery from numerous international sources.

The Company, through its Oneida Italy, S.r.l and Oneida International, Inc. subsidiaries, manufactures stainless steel and silverplated holloware in Vercelli, Italy and Shanghai, China, respectively. The Company also imports stainless steel and silverplated holloware products from several international sources.

The Company imports its cutlery and aluminum and stainless steel cookware from several international sources.

     Dinnerware:

Dinnerware includes domestic and imported ceramic, porcelain and stoneware plates, bowls, cups, mugs, and a variety of related serving pieces.

In June 2000, the Company acquired substantially all of the assets of Sakura, Inc., a leading marketer of consumer dinnerware and accessories. In business for over 40 years, Sakura's focus is on ceramic, porcelain and melamine dinnerware and accessories. Sakura's products carry both proprietary designs and designs licensed from a wide spectrum of leading artists and designers, including Mary Engelbreit and Warren Kimble. The Company imports its consumer dinnerware from several international sources.

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

In September 1997, the Company became the exclusive distributor of Schott Zwiesel crystal products in the foodservice and consumer markets of the United States, Mexico and the Caribbean. Subsequently, this distribution relationship was extended to include the foodservice and consumer markets of Canada, Australia, New Zealand, and Central and South America. Schott Zwiesel is a German manufacturer of fine crystal stemware, barware and giftware. The Company markets Schott Zwiesel's crystal products under both the Schott Zwiesel and Oneida names.

In addition to the distribution of Schott crystal, the Company significantly expanded its self-branded glassware lines in 1998 with the introduction of Oneida glassware for both foodservice and consumer use. Oneida imports its glassware from several foreign sources, but is supplied primarily by Pasabahce Cam Sanayii ve Ticaret A.S., a Turkish glassware manufacturer. In April 2000, the Company and Pasabahce formalized their relationship whereby the Company will act as Pasabahce's exclusive foodservice distributor in the United States, Canada, Mexico and the Caribbean, and for certain products in Australia and New Zealand.

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

The percentages of metalware, dinnerware, glassware and other tabletop accessories sales to total consolidated sales for the fiscal years, which end in January, are as follows:

                                     2003   2002   2001
                                     ----   ----   ----
Metalware:                            60%    65%    66%
Dinnerware:                           31%    27%    25%
Glassware:                             7%     7%     8%
Other Tabletop Accessories:            2%     1%     1%

Principal Markets.

     Consumer:

Consumer marketing focuses on individual consumers, and the Company's wide-ranging consumer marketing activities include both retail and direct operations. The Company's retail accounts include national and regional department store chains, mass merchandise and discount chains, specialty shops and local establishments. The Company's direct accounts serve business customers in the premium, incentive, mail order and direct selling markets. The Company also reaches consumers with its Kenwood Silver Company, Inc. and Encore Promotions, Inc. subsidiaries, both of which play a significant role in the marketing of the Company's products. Kenwood Silver Company, Inc. operates a chain of 64 Oneida Home outlet stores in resort and destination shopping areas across the United States, while Encore Promotions, Inc. runs supermarket redemption programs featuring a variety of tableware and household items. The Company also markets its products via its web site, www.oneida.com.

Most consumer orders are filled directly by the Company from its primary distribution center located in Sherrill, New York. For some accounts, however, orders are filled by one of the Company's two other distribution centers which are located in Ontario, California and Nashville, Tennessee or by a third party warehouse located in Charlotte, North Carolina.

     Foodservice:

The Company serves foodservice and institutional accounts of all kinds, including restaurants, hotels, resorts, convention centers, food distributors, airlines, cruise lines, hospitals and educational institutions.

In August 2000, the Company acquired all outstanding shares of Delco International, Ltd., a leading marketer of foodservice tableware products for more than 60 years. Delco's mass-market customer base includes distributors, restaurant and hotel chains and institutional accounts, while Delco's ABCO division is the tableware source for over 40 airlines worldwide.

While most foodservice orders are filled directly by the Company from its primary distribution centers in Sherrill and Buffalo, New York, some orders are filled by the Company's other distribution center located in Ontario, California. The Company also utilizes third party warehouses located in Miami, Florida, Hawthorne, California, Dallas, Texas, Wood Dale, Illinois and Atlanta, Georgia to service certain foodservice customers.

     International:

International activities span both the consumer and foodservice markets described above, and include the marketing and sale of the Company's products throughout the world.

All sales and marketing functions in the Canadian market are served by the Company's Oneida Canada, Limited subsidiary while all sales and marketing functions in the Mexican, Central and South American and Caribbean markets are served by the Company's Oneida, S.A. de C.V. subsidiary.

In June 2000, the Company's English subsidiary, Oneida U.K. Limited, acquired all outstanding shares of London-based Viners of Sheffield Limited, the leading marketer of consumer flatware and cookware in the U.K. Oneida U.K. Limited currently serves the Company's European, African, Middle and Far Eastern and Asian and Pacific markets.

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

International orders for both foodservice and consumer products are filled by the Company from a variety of locations, including the Company's United States distribution centers in Sherrill, New York and Nashville, Tennessee, as well as the Company's international facilities in Niagara Falls, Canada, Toluca, Mexico, Melbourne, Australia and Vercelli, Italy. In addition, many orders are shipped directly from the suppliers to the Company's international customers.

Raw Materials.

The principal raw materials used by the Company in its manufacture of metalware are stainless steel, brass, silver and gold. For china, they are various clays, flint, aluminum oxide and glass frite. These materials are purchased in the open market to meet current requirements and have historically been available in adequate supply from multiple sources. The Company experienced no significant or unusual problems in the purchase of raw materials during the fiscal year ended January 2003. Although the Company has successfully met its raw materials requirements in the past, there may in the future be temporary shortages or sharp increases in the prices of raw materials due to a number of factors such as transportation disruptions, or production or processing delays. For example, the price of nickel, one of the components of stainless steel, a principal ingredient of the Company's metalware products, has been volatile since late 1999. In addition, each of the past several years has seen a significant increase in the cost of natural gas, a significant fuel used in the Company's domestic flatware and dinnerware manufacturing operations. While it is impossible to predict the timing or impact of future shortages and price increases, such shortages and increases have not in the past had any material adverse effects on the Company's operations.

Intellectual Property.

The Company owns and maintains many design patents in the United States and Canada. These patents, along with numerous copyrights, protect the Company's product designs and decorations. In addition, the Company has registered its most significant trademarks in the United States and many foreign countries. The consumer, foodservice and international operations use a number of trademarks and trade names which are extensively advertised and promoted, including ONEIDA, ABCO, BUFFALO CHINA, COMMUNITY, DELCO, HEIRLOOM, LTD, REGO, ROGERS, SAKURA, SANT'ANDREA and VINERS OF SHEFFIELD. Taken as a whole, the Company's intellectual property, especially the market recognition associated with the ONEIDA name, is a material, although intangible, corporate asset.

Licenses.

The Company continues to explore opportunities to capitalize on the ONEIDA name in new product categories. One vehicle for this expansion has been licensing the ONEIDA name for use by third parties on products complementary to the Company's own core tableware lines. Examples include agreements with Connoisseurs Products Corporation, Robinson Knife Manufacturing Co., Inc. and Trendex Home Designs, Inc. for the manufacture and marketing of ONEIDA silver and metal polishes, ONEIDA kitchen tools and accessories and ONEIDA kitchen and table linens, respectively. In addition, the Company also maintains license agreements that allow it to market lines of flatware under the WEDGWOOD and ROYAL DOULTON names, lines of dinnerware, flatware, glassware and related accessories under the COCA-COLA name and lines of dinnerware, flatware and glassware under the RUSSEL WRIGHT name. Neither the terms nor the effects of any of the Company's license agreements are material.

Seasonality of Business.

Although consumer operations normally do a greater volume of business during October, November and December primarily because of holiday-related orders for metalware, dinnerware and glassware products, the Company's businesses are not considered seasonal.

Customer Dependence.

No material part of the Company's business is dependent upon a single customer, the loss of which would have a materially adverse effect. Sufficient inventories of metalware, dinnerware, glassware and other products are maintained by the Company to respond promptly to orders.

Backlog Orders.

Tableware operations had order backlogs of $32,674,127 as of March 16, 2003 and $26,238,300 as of March 13, 2002. This backlog is expected to be filled during the current fiscal year, principally in the first quarter. The amount of backlog is reasonable for the tableware industry.

Market Conditions and Competition.

The Company is the only domestic manufacturer of a complete line of stainless steel, silverplated and sterling flatware. The Company believes that it is the largest producer of stainless steel and silverplated flatware in the world. The Company's dinnerware, holloware and crystal and glass lines, along with its flatware lines, make the Company a truly complete tableware supplier. The Company faces competition from a number of domestic companies that market both imported and domestically manufactured lines and from hundreds of importers engaged exclusively in marketing foreign-made tableware products. In recent years, there is also competition from department and specialty stores and foodservice distributors and establishments that import foreign-made tableware products under their own private labels for their sale or use. The Company strives to maintain its market position through product diversity, design innovation, and brand strength, especially among consumers.

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

The principal factors affecting domestic foodservice competition are price, service and quality. The Company's foodservice products and service are highly regarded in this industry, and the Company is one of the largest sources of commercial china dinnerware and stainless steel and silverplated tableware in the United States.

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

Employment.

The Company and its subsidiaries employed approximately 2,610 employees in domestic operations and 1,180 employees in foreign operations as of March 1, 2003. The Company maintains positive relations with its domestic and foreign employees. With the exception of its Buffalo China, Inc. subsidiary, the Company's facilities are not unionized. The employees of Buffalo China Inc.'s manufacturing and distribution facility in Buffalo, New York are represented by the Glass, Molders, Pottery, Plastics & Allied Workers International Union AFL-CIO, CLC and its local union No. 76A. The current collective bargaining agreement between Buffalo China, Inc. and the Glass, Molders, Pottery, Plastics & Allied Workers International Union AFL-CIO, CLC and its local union No. 76A expires on July 31, 2005. The Company has experienced no work stoppages or strikes in the past five years.

Forward Looking Information.

With the exception of historical data, the information contained in this Form 10-K, as well as those other documents incorporated by reference herein, may constitute forward-looking statements, within the meaning of the Federal securities laws, including but not limited to the Private Securities Litigation Reform Act of 1995. As such, the Company cautions readers that changes in certain factors could affect the Company's future results and could cause the Company's future consolidated results to differ materially from those expressed or implied herein. Such factors include, but are not limited to: changes in national or international political conditions; terrorist attacks; general economic conditions in the Company's own markets and related markets; difficulties or delays in the development, production and marketing of new products; the impact of competitive products and pricing; certain assumptions related to consumer purchasing patterns; significant increases in interest rates or the level of the Company's indebtedness; foreign currency fluctuations; major slowdowns in the retail, travel or entertainment industries; the loss of several of the Company's major customers; underutilization of the Company's plants and factories; impact of changes in accounting standards; potential legal proceedings; changes in pension and retiree medical costs; and the amount and rate of growth of the Company's selling, general and administrative expenses.

ITEM 2. PROPERTIES.

The principal properties of the Company and its subsidiaries are situated at the following locations and have the following characteristics:

                                                                             Approximate Square Footage
                                                                             --------------------------
Ontario, California       Warehouse                                                    206,000

Buffalo, New York         Manufacturing China                                          257,000

Buffalo, New York         Offices, Warehouse and China Decorating Facility             203,000

Buffalo, New York         Offices and Warehouse                                         88,000

Buffalo, New York         Warehouse                                                    262,095

Oneida, New York          Executive Administrative Offices                              95,000

Sherrill, New York        Manufacturing Stainless Steel, Silverplated
                          and Sterling Flatware                                      1,082,000

Sherrill, New York        Offices and Warehouse                                        206,000

Sherrill, New York        Manufacturing Knives                                         135,000

Nashville, Tennessee      Warehouse                                                    123,000

Melbourne, Australia      Offices and Warehouse                                         60,000

                                                                             Approximate Square Footage
                                                                             --------------------------
Niagara Falls, Ontario,   Offices and Warehouse                                        120,000
Canada

Shanghai, China           Manufacturing Foodservice Holloware                           55,000

London, England           Offices                                                       30,000

Vercelli, Italy           Offices, Warehouse and Manufacturing
                          Stainless Steel Holloware                                     84,000

Juarez, Mexico            Manufacturing China                                           65,000

Mexico City, Mexico       Offices and Warehouse                                         32,000

Toluca, Mexico            Manufacturing Stainless Steel Flatware                        75,000

Toluca, Mexico            Warehouse                                                     25,000

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

     o The 262,095 square foot warehouse in Buffalo, New York and the offices and warehouses in Ontario, California; Nashville, Tennessee; Melbourne, Australia; Mexico City and Toluca Mexico; and London, England are leased.

In addition to the land primarily associated with its manufacturing operations, the Company owns approximately 600 additional acres in the cities of Sherrill and Oneida and the town of Vernon, New York.

The Company leases sales offices and/or showrooms in New York City, Malta and Melville, New York and Toronto, Canada. The Company also leases retail outlet space in numerous locations throughout the United States through its subsidiary, Kenwood Silver Company, Inc., and in several locations in the United Kingdom through its subsidiary, Oneida U.K. Limited.

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

On February 16, 2002, the Oneida Indian Nation of New York, the State of New York and Madison and Oneida Counties announced an agreement in principle to resolve the longstanding land claim. Later that month, to demonstrate their opposition to the announced settlement, the Oneida Tribe of Indians of Wisconsin began filing suits against private owners of commercial property within the land claim area. During February and March 2002 approximately 40 such suits were filed by the Oneida Tribe of Indians of Wisconsin. The Company was not made the subject of such a suit. The suits remain pending.

On December 5, 2002, the Company announced in a press release that it was restating earnings for the quarters ended April 2002 and July 2002 and fiscal years ended January 2002 and January 2001. The SEC notified the Company on December 13, 2002 that it was conducting an informal inquiry regarding the restatement. The Company is fully cooperating with the SEC on the informal inquiry.

In addition to the foregoing, the Company is involved in various routine legal proceedings incidental to the operation of its business. Other than as discussed herein, the Company's Management does not believe there is any ongoing or pending litigation with a possible material effect on the financial position of the Company.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF STOCKHOLDERS.

None.

                                     PART II

Information required to be furnished under Items 5 through 9 of this Part is set forth in, and incorporated by reference to, the Company's Annual Report to Stockholders for the year ended January 25, 2003, at the respective pages indicated.

ITEM    5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
        MATTERS.

Stock Exchange Listing
Page 37 of the Company's Annual Report.

Price Range of Common Stock
Page 37 of the Company's Annual Report.

Dividends
Page 37 of the Company's Annual Report.

Equity Compensation Plans

     The following table Summarizes information about the Corporation's equity compensation plans as of January 25, 2003. All Outstanding awards relate to the Corporation's common stock.

                      Equity Compensation Plan Information

                                     (a) (b) (c)
                           -----------------------   --------------------   --------------------------
                                                                               Number of Securities
                                                                              Remaining Available for
                           Number of Securities to     Weighted-Average       Issuance Under Equity
                           be issued Upon Exercise     Exercise Price of        Compensation Plans
Plan                       of Outstanding Options,   Outstanding Options,   (Excluding Securities Plan
Category                    Warrants and Rights       Warrants and Rights    Reflected in Column (a))
--------                   -----------------------   --------------------   --------------------------
Equity Compensation
   Plans Approved by
   Stockholders (1).....          1,778,814                 $17.14                  1,866,278 (2)

Equity Compensation
   Plans Not Approved
   by Stockholders (3)..                  0                      0                          0

Total...................          1,778,814                 $17.14                  1,866,278 (2)

(1) Includes the Employee Stock Purchase Plan, as amended, 1987 Stock Option Plan, 1998 Stock Option Plan, 2002 Stock Option Plan, 1998 Non-Employee Directors Stock Option Plan, as amended, 2000 Non-Employee Directors Equity Plan and Amended and Restated Restricted Stock Award Plan.

(2) Includes shares remaining for issuance in the following amounts: Employee Stock Purchase Plan - 558,414; 1987 Stock Option Plan - 0; 1998 Stock Option Plan - 0; 2002 Stock Option Plan - 1,157,000; 1998 Non-Employee Directors Stock Option Plan - 70,000; 2000 Non-Employee Directors Equity Plan - 35,727; and Amended and Restated Restricted Stock Award Plan - 45,137.

(3) There are no equity compensation plans that have not been approved by the Corporation's Stockholders.

ITEM 6. SELECTED FINANCIAL DATA.

Page 38 of the Company's Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Pages 32 through 37 of the Company's Annual Report.

ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

Page 36 of the Company's Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Pages 14 through 37 of the Company's Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

Information required to be furnished under Items 10 through 13 of this Part is set forth in, and incorporated by reference to, the Company's definitive Proxy Statement dated April 28, 2003 (File 1-5452), at the respective pages indicated. Information required to be furnished under Item 14 of this Part is set forth in, and incorporated by reference to, the Company's Annual Report to Stockholders for the year ended January 25, 2003, at the pages indicated.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Pages 2 through 5 of the Company's definitive Proxy Statement.

Executive Officers of the Registrant

As of April 14, 2003, the persons named below are the executive officers of the Company and all have been elected to serve in the capacities indicated at the pleasure of the Oneida Ltd. Board of Directors. No family relationships exist among any of the executive officers named, nor is there any arrangement or understanding pursuant to which any person was selected as an officer.

                                       Principal Business Affiliations During
Name, Age and Positions with Company               Past Five Years
------------------------------------   -----------------------------------------
Allan H. Conseur, 54                   Mr. Conseur was elected Executive Vice
Executive Vice President and           President in 1999. He has been
a Director                             President, Oneida International, Inc.
                                       since 1998 and President, THC Systems,
                                       Inc. for more than the past five years.

Harold J. DeBarr, 58                   Mr. DeBarr was elected Corporate Senior
Corporate Senior Vice President,       Vice President in 1999. He has been
Manufacturing and Engineering          Senior Vice President, Manufacturing and
                                       Engineering for more the past five years.

Gregg R. Denny, 46                     Mr. Denny was elected Chief Financial
Chief Financial Officer                Officer in June 2000. He had been Vice
                                       President of Purchasing from April
                                       through June 2000, Managing Director of
                                       Oneida's Australian operation from August
                                       1998 through April 2000, Director of
                                       Traffic and Purchasing from March 1998
                                       through August 1998 and Manager of
                                       Purchasing from March 1996 through
                                       March 1998.

Thomas A. Fetzner, 55                  Mr. Fetzner has been Vice President and
Vice President and Corporate           Corporate Controller for more than the
Controller                             past five years.

J.Peter Fobare, 53                     Mr. Fobare assumed responsibility for
Senior Vice President and General      the Consumer Direct Division in 1999. He
Manager, Consumer Retail and           has been Senior Vice President and
Direct Divisions and a Director        General Manager of the Consumer Retail
                                       Division for more than the past five
                                       years.

                                       Principal Business Affiliations During
Name, Age and Positions with Company               Past Five Years
------------------------------------   -----------------------------------------
James E. Joseph, 42                    Mr. Joseph was elected Senior Vice
Senior Vice President and General      President and General Manager,
Manager, Foodservice Division          Foodservice Division in August 2000. He
                                       had been Senior Vice President,
                                       International Division from March through
                                       August 2000, and Vice President and
                                       Managing Director of Oneida's European,
                                       African and Asian operations from 1998
                                       through March 2000.

Peter J. Kallet, 56                    Mr. Kallet was elected Chairman in 2000.
Chairman of the Board, President       He has been Chief Executive Officer
and Chief Executive Officer and a      since 1998 and President and Chief
Director                               Operating Officer for more than the past
                                       five years.

Thomas E. Lowe,  52                    Mr. Lowe was elected President of Encore
President, Encore Promotions,          Promotions, Inc. in 2001. He had been
Inc.                                   Senior Vice President, Marketing from
                                       2000 through 2001. Mr. Lowe joined the
                                       Company in 2000.

Robert L. Lupica,  41                  Mr. Lupica was elected Senior Vice
Senior Vice President and              President in 1999. He has been General
General Manager, Buffalo               Manager of the Company's Buffalo
Operations                             Operations for more than the past five
                                       years.

Catherine H. Suttmeier, 46             Ms. Suttmeier was elected Corporate Vice
Corporate Vice President,              President in 1999. She has been Vice
Secretary and General Counsel          President, Secretary and General Counsel
and a Director                         for more than the past five years.

ITEM 11. EXECUTIVE COMPENSATION.

Pages 6 through 11 of the Company's definitive Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Pages 1, 2, 4, 6 and 7 of the Company's definitive Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Pages 1 through 5 and 13 of the Company's definitive Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES.

Pages 36 through 37 of the Company's Annual Report.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

(a) 1. Financial statements incorporated by reference from the Company's 2003 Annual Report to Stockholders and filed as part of this Report:

          Consolidated Statements of Operations for the fiscal years ended 2003, 2002 and 2001 (page 14 of the Company's Annual Report).

          Consolidated Balance Sheets for the fiscal years ended 2003 and 2002 (page 15 of the Company's Annual Report).

          Consolidated Statements of Changes in Stockholders' Equity for the fiscal years ended 2003, 2002 and 2001 (page 16 of the Company's Annual Report).

          Consolidated Statements of Cash Flows for the fiscal years ended 2003, 2002 and 2001 (page 17 of the Company's Annual Report).

          Notes to Consolidated Financial Statements (pages 18 through 30 of the Company's Annual Report).

          Report of Independent Accountants (page 31 of the Company's Annual Report).

     2. Financial Statement Schedule:

          Schedule II, Valuation and Qualifying Accounts, for fiscal years ended 2003, 2002 and 2001 (page 22 of this Report).

          Report of Independent Accountants on Financial Statement Schedule (page 21 of this Report).

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

          (iii)     Amendment No. 1 to the Security Agreement dated as of April
                    27, 2001 between Oneida Ltd., THC Systems, Inc., the subsidiaries of Oneida Ltd. which are signatories to the Agreement and The Chase Manhattan Bank, as collateral agent for the Secured Parties named in the Agreement, which is incorporated by reference to the Registrant's Quarterly
                    Report on Form 10-Q for the quarter ended April 28, 2001.
                    Amendment No. 1 is dated as of April 27, 2001.

           (iv)     Pledge Agreement dated as of April 27, 2001 between Oneida
                    Ltd., the subsidiaries of Oneida Ltd. which are signatories to the Agreement and The Chase Manhattan Bank, as collateral agent for the Secured Parties named in the Agreement, which is incorporated by reference to the Registrant's Quarterly
                    Report on Form 10-Q for the quarter ended April 28, 2001.

            (v) Amendment No. 1 to Amended and Restated Credit Agreement dated as of April 27, 2001, between Oneida Ltd., The Chase
                    Manhattan Bank and the various lenders named in the Agreement, which is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 28, 2001. Amendment No. 1 is dated as of May 31,
                    2001.

           (vi)     Waiver and Amendment No. 2 to Amended and Restated Credit
                    Agreement dated as of April 27, 2001, between Oneida Ltd.,
                    JPMorgan Chase Bank (formerly known as The Chase Manhattan
                    Bank) and the various lenders named in the Agreement, which is incorporated by reference to the Registrant's Quarterly
                    Report on Form 10-Q for the quarter ended October 27, 2001.
                    Waiver and Amendment No. 2 is dated as of December 7, 2001.

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

          xvii) Mortgage Spreader Agreement dated as of April 23, 2002 between Oneida Ltd., The Oneida County Industrial
                    Development Agency and JPMorgan Chase Bank, as collateral agent for the Secured Parties named in the Agreement, which is incorporated by reference to the Registrant's Annual
                    Report on Form 10-K for the year ended January 26, 2002.

        (xviii)     Mortgage, Assignment of Leases and Rents and Security
                    Agreement dated as of April 23, 2002 between Oneida Ltd.,
                    The Oneida County Industrial Development Agency and JPMorgan
                    Chase Bank, as collateral agent for the Secured Parties named in the Agreement, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 26, 2002.

          (ixx) Mortgage Spreader Agreement dated as of April 23, 2002 between Oneida Ltd., The Oneida County Industrial
                    Development Agency and JPMorgan Chase Bank, as collateral agent for the Secured Parties named in the Agreement, which is incorporated by reference to the Registrant's Annual
                    Report on Form 10-K for the year ended January 26, 2002.

           (xx)     Waiver to Amended and Restated Credit Agreement dated as of
                    April 27, 2001, between Oneida Ltd., JPMorgan Chase Bank
                    (formerly known as The Chase Manhattan Bank) and the various lenders named in the Agreement. The Waiver is dated as of December 9, 2002.

          (xxi)     Waiver to Amended and Restated Credit Agreement dated as of
                    April 27, 2001, between Oneida Ltd., JPMorgan Chase Bank
                    (formerly known as The Chase Manhattan Bank) and the various lenders named in the Agreement. The Waiver is dated as of March 7, 2003.

         (xxii) Amendment No. 4 to Amended and Restated Credit Agreement dated as of April 27, 2001, between Oneida Ltd., JPMorgan
                    Chase Bank (formerly known as The Chase Manhattan Bank) and the various lenders named in the Agreement. Amendment No. 4 is dated as of April 24, 2003.

        (xxiii)     Mortgage, Assignment of Leases and Rents and Security
                    Agreement dated as of April 24, 2003 between Oneida Ltd. and
                    JPMorgan Chase Bank, as collateral agent for the Secured
                    Parties named in the Agreement.

         (xxiv) 2001 Amended and Restated Note Purchase Agreement dated as of May 31, 2001, between Oneida Ltd., THC Systems, Inc.,
                    Allstate Life Insurance Company, Allstate Insurance Company and Pacific Life Insurance Company, which is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 28, 2001.

          (xxv)     Waiver and Amendment No. 1 to 2001 Amended and Restated Note
                    Purchase Agreement dated as of May 31, 2001, between Oneida
                    Ltd., THC Systems, Inc., Allstate Life Insurance Company,
                    Allstate Insurance Company and Pacific Life Insurance
                    Company, which is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 27, 2001. Waiver and Amendment No. 1 is dated as of December 7, 2001.

         (xxvi)     Amendment No. 2 to 2001 Amended and Restated Note Purchase
                    Agreement dated as of May 31, 2001, between Oneida Ltd., THC
                    Systems, Inc., Allstate Life Insurance Company, Allstate
                    Insurance Company and Pacific Life Insurance Company, which is incorporated by reference to the Registrant's Annual
                    Report on Form 10-K for the year ended January 26, 2002.
                    Amendment No. 2 is dated as of April 23, 2002.

        (xxvii)     Second Waiver to 2001 Amended and Restated Note Purchase
                    Agreement dated as of May 31, 2001, between Oneida Ltd., THC
                    Systems, Inc., Allstate Life Insurance Company, Allstate
                    Insurance Company and Pacific Life Insurance Company. The
                    Second Waiver is dated as of December 6, 2002.

       (xxviii)     Third Waiver to 2001 Amended and Restated Note Purchase
                    Agreement dated as of May 31, 2001, between Oneida Ltd., THC
                    Systems, Inc., Allstate Life Insurance Company, Allstate
                    Insurance Company and Pacific Life Insurance Company. The
                    Third Waiver is dated as of February 28, 2003.

         (xxix)     Amendment No. 3 to 2001 Amended and Restated Note Purchase
                    Agreement dated as of May 31, 2001, between Oneida Ltd., THC
                    Systems, Inc., Allstate Life Insurance Company, Allstate
                    Insurance Company and Pacific Life Insurance Company.
                    Amendment No. 3 is dated as of April 24, 2003.

            (b) Amended and Restated Rights Agreement adopted by the Board of Directors on October 27, 1999 and dated December 3, 1999, which is incorporated by reference to the Registrant's
                    Annual Report on Form 10-K for the year ended January 29,
                    2000.

     (10)(a)(i) Employment Agreement with one (1) executive employee of the Company dated March 12, 1999, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 29, 2000.

           (ii) Employment Agreements with six (6) executive employees of the Company dated November 15, 1999.

            (b) Oneida Ltd. Management Incentive Plan adopted by the Board of Directors on February 24, 1988, as amended, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 30, 1999.

            (c)     Oneida Ltd. 2002 Stock Option Plan adopted by the Board of
                    Directors and approved by stockholders on May 29, 2002.

            (d) Oneida Ltd. 1998 Non-Employee Director Stock Option Plan, as amended. The original Plan was adopted by the Board of Directors and approved by stockholders on May 27, 1998. The
                    Plan was amended by the Board of Directors on March 26, 2003.

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

            (j)     1st Amendment to the Retirement Plan for Employees of Oneida
                    Ltd. dated as of December 11, 2002 and adopted by the Board of Directors on December 11, 2002.

     (13) Portions of the Oneida Ltd. Annual Report to Stockholders for the fiscal year ended January 25, 2003, which have been incorporated by reference in this Form 10-K.

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

(b) During the quarter ended January 25, 2003 Reports on Form 8-K were filed by the Registrant dated November 14, 2002 and December 6, 2002.

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


                                                By: /s/ PETER J. KALLET
                                                    ----------------------------
                                                        Peter J. Kallet
                                                Chairman of the Board, President
                                                and Chief Executive Officer

Date: March 26, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                       Title                          Date
---------                                       -----                          ----
Principal Executive Officer


                               Chairman of the Board, President and      March 26, 2003
/s/ PETER J. KALLET            Chief Executive Officer
----------------------------
    Peter J. Kallet


Principal Financial Officer


/s/ GREGG R. DENNY             Chief Financial Officer                   March 26, 2003
----------------------------
    Gregg R. Denny


Principal Accounting Officer


/s/ THOMAS A. FETZNER          Vice President and Corporate Controller   March 26, 2003
----------------------------
    Thomas A. Fetzner


The Board of Directors


/s/ WILLIAM F. ALLYN           Director                                  March 26, 2003
----------------------------
    William F. Allyn


/s/ R. QUINTUS ANDERSON        Director                                  March 26, 2003
----------------------------
    R. Quintus Anderson


/s/ ALLAN H. CONSEUR           Director                                  March 26, 2003
----------------------------
    Allan H. Conseur


/s/ GEORGIA S. DERRICO         Director                                  March 26, 2003
----------------------------
    Georgia S. Derrico

Signature                                       Title                          Date
---------                                       -----                          ----


/s/ J. PETER FOBARE            Director                                  March 26, 2003
----------------------------
    J. Peter Fobare


/s/ GREGORY M. HARDEN          Director                                  March 26, 2003
----------------------------
    Gregory M. Harden


/s/ PETER J.  KALLET           Director                                  March 26, 2003
----------------------------
    Peter J. Kallet


/s/ PETER J. MARSHALL          Director                                  March 26, 2003
----------------------------
    Peter J. Marshall


/s/ WHITNEY D. PIDOT           Director                                  March 26, 2003
----------------------------
    Whitney D. Pidot


/s/ CATHERINE H. SUTTMEIER     Director                                  March 26, 2003
----------------------------
    Catherine H. Suttmeier


/s/ WILLIAM M. TUCK            Director                                  March 26, 2003
----------------------------
    William M. Tuck

                                  CERTIFICATION

I, Peter J. Kallet certify that:

     1.   I have reviewed this annual report on Form 10-K of Oneida Ltd.;

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


Date: April 25, 2003                        By: /s/ PETER J. KALLET
                                                --------------------------------
                                                Peter J. Kallet
                                                Chairman of the Board, President
                                                and Chief Executive Officer

                                  CERTIFICATION

I, Gregg R. Denny certify that:

     1.   I have reviewed this annual report on Form 10-K of Oneida Ltd.;

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


Date: April 25, 2003                        By: /s/ GREGG R. DENNY
                                                --------------------------------
                                                Gregg R. Denny
                                                Chief Financial Officer

                      Report of Independent Accountants on
                          Financial Statement Schedule

To the Board of Directors and Stockholders of Oneida Ltd.

Our audits of the consolidated financial statements referred to in our report dated February 26, 2003, except for Note 11, as to which the date is April 24, 2003 appearing in the 2003 Annual Report to Shareholders of Oneida Ltd. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PRICEWATERHOUSECOOPERS LLP

Syracuse, New York
February 26, 2003, except for Note 11, as to which the date is April 24, 2003

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (File Nos. 2-84304, 33-49462, 333-10795, 333-66425,
333-87007 and 333-97491) and Form S-3 (File No. 33-64608) of Oneida Ltd. of our report dated February 26, 2003, except for Note 11, as to which the date is April 24, 2003 relating to the financial statements, which appears in the 2003 Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated February 26, 2003, except for Note 11, as to which the date is April 24, 2003 relating to the financial statement schedule, which appears in this Form 10-K.


/s/ PRICEWATERHOUSECOOPERS LLP

Syracuse, New York
April 24, 2003

                                                                     SCHEDULE II

                                   ONEIDA LTD.
                          AND CONSOLIDATED SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                 FOR THE YEARS ENDED JANUARY 2003, 2002 AND 2001
                                   (Thousands)

              Column A                     Column B     Column C     Column D     Column E
              --------                    ----------   ----------   ----------   ----------
                                                       Additions
                                          Balance at   Charged to                Balance at
                                          Beginning     Cost and                   End of
             Description                  of Period     Expenses    Deductions     Period
             -----------                  ----------   ----------   ----------   ----------
YEAR ENDED JANUARY 25, 2003:
   Reserves deducted from assets
   to which they apply:
      Accounts receivable reserves ....     $ 3,475     $ 3,548     $ 4,060(a)     $ 2,963
                                            =======     =======     =======        =======
      Inventory reserves ..............       4,594         610       2,138(b)       3,066
                                            =======     =======     =======        =======

YEAR ENDED JANUARY 26, 2002:
   Reserves deducted from assets to
   which they apply:
      Accounts receivable reserves ....     $ 3,072     $ 2,797     $ 2,394(a)     $ 3,475
                                            =======     =======     =======        =======
      Inventory reserves ..............      13,323         435       9,164(b)       4,594
                                            =======     =======     =======        =======

YEAR ENDED JANUARY 27, 2001:
   Reserves deducted from assets to
   Which they apply:
      Accounts receivable reserves ....     $ 1,409     $ 2,802(c)  $ 1,139(a)     $ 3,072
                                            =======     =======     =======        =======
      Inventory reserves ..............       1,172      26,021(d)   13,870(b)      13,323
                                            =======     =======     =======        =======

----------
(a)  Adjustments and doubtful accounts written off.

(b)  Adjustments and inventory disposals.

(c) Includes $1,319 of reserve additions from acquisitions. These amounts were not charged to expense.

(d)  Includes restructuring charges of $24,000 in 2001.

Exhibits:                             Index to Exhibits
   (3)(i)    The Company's Restated Articles of Incorporation, as amended, which are incorporated by reference to the Registrant's Annual Report on
             Form 10-K for the year ended January 29, 2000.

    (iii) The Company's By-Laws, as amended and restated, which are incorporated by reference to the Registrant's Annual Report on Form
             10-K for the year ended January 29, 2000.

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

      (v) Amendment No. 1 to Amended and Restated Credit Agreement dated as of April 27, 2001, between Oneida Ltd., The Chase Manhattan Bank and the various lenders named in the Agreement, which is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 28, 2001. Amendment No. 1 is dated as of May 31, 2001.

     (vi) Waiver and Amendment No. 2 to Amended and Restated Credit Agreement dated as of April 27, 2001, between Oneida Ltd., JPMorgan Chase
             Bank (formerly known as The Chase Manhattan Bank) and the various lenders named in the Agreement, which is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 27, 2001. Waiver and Amendment No. 2 is dated as of
             December 7, 2001.

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

    (xvi) Mortgage, Assignment of Leases and Rents and Security Agreement dated as of April 23, 2002 between Oneida Ltd., The Oneida County
             Industrial Development Agency and JPMorgan Chase Bank, as collateral agent for the Secured Parties named in the Agreement, which is incorporated by reference to the Registrant's Annual
             Report on Form 10-K for the year ended January 26, 2002.

   (xvii)    Mortgage Spreader Agreement dated as of April 23, 2002 between
             Oneida Ltd., The Oneida County Industrial Development Agency and
             JPMorgan Chase Bank, as collateral agent for the Secured Parties named in the Agreement, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January
             26, 2002.

  (xviii) Mortgage, Assignment of Leases and Rents and Security Agreement dated as of April 23, 2002 between Oneida Ltd., The Oneida County
             Industrial Development Agency and JPMorgan Chase Bank, as collateral agent for the Secured Parties named in the Agreement, which is incorporated by reference to the Registrant's Annual
             Report on Form 10-K for the year ended January 26, 2002.

    (ixx)    Mortgage Spreader Agreement dated as of April 23, 2002 between
             Oneida Ltd., The Oneida County Industrial Development Agency and
             JPMorgan Chase Bank, as collateral agent for the Secured Parties named in the Agreement, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January
             26, 2002.

     (xx)    Waiver to Amended and Restated Credit Agreement dated as of April
             27, 2001, between Oneida Ltd., JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank) and the various lenders named in the Agreement. The Waiver is dated as of December 9, 2002.

    (xxi)    Waiver to Amended and Restated Credit Agreement dated as of April
             27, 2001, between Oneida Ltd., JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank) and the various lenders named in the Agreement. The Waiver is dated as of March 7, 2003.

   (xxii) Amendment No. 4 to Amended and Restated Credit Agreement dated as of April 27, 2001, between Oneida Ltd., JPMorgan Chase Bank
             (formerly known as The Chase Manhattan Bank) and the various lenders named in the Agreement. Amendment No. 4 is dated as of April 24, 2003.

  (xxiii) Mortgage, Assignment of Leases and Rents and Security Agreement dated as of April 24, 2003 between Oneida Ltd. and JPMorgan Chase
             Bank, as collateral agent for the Secured Parties named in the Agreement.

    (xxv)    2001 Amended and Restated Note Purchase Agreement dated as of May
             31, 2001, between Oneida Ltd., THC Systems, Inc., Allstate Life
             Insurance Company, Allstate Insurance Company and Pacific Life
             Insurance Company, which is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
             April 28, 2001.

    (xxv)    Waiver and Amendment No. 1 to 2001 Amended and Restated Note
             Purchase Agreement dated as of May 31, 2001, between Oneida Ltd.,
             THC Systems, Inc., Allstate Life Insurance Company, Allstate
             Insurance Company and Pacific Life Insurance Company, which is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 27, 2001. Waiver and
             Amendment No. 1 is dated as of December 7, 2001.

   (xxvi)    Amendment No. 2 to 2001 Amended and Restated Note Purchase
             Agreement dated as of May 31, 2001, between Oneida Ltd., THC
             Systems, Inc., Allstate Life Insurance Company, Allstate Insurance
             Company and Pacific Life Insurance Company, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 26, 2002. Amendment No. 2 is dated as of April
             23, 2002.

  (xxvii) Second Waiver to 2001 Amended and Restated Note Purchase Agreement dated as of May 31, 2001, between Oneida Ltd., THC Systems, Inc.,
             Allstate Life Insurance Company, Allstate Insurance Company and
             Pacific Life Insurance Company. The Second Waiver is dated as of
             December 6, 2002.

 (xxviii) Third Waiver to 2001 Amended and Restated Note Purchase Agreement dated as of May 31, 2001, between Oneida Ltd., THC Systems, Inc.,
             Allstate Life Insurance Company, Allstate Insurance Company and
             Pacific Life Insurance Company. The Third Waiver is dated as of
             February 28, 2003.

   (xxix)    Amendment No. 3 to 2001 Amended and Restated Note Purchase
             Agreement dated as of May 31, 2001, between Oneida Ltd., THC
             Systems, Inc., Allstate Life Insurance Company, Allstate Insurance
             Company and Pacific Life Insurance Company. Amendment No. 3 is dated as of April 24, 2003.

      (b)    Amended and Restated Rights Agreement adopted by the Board of
             Directors on October 27, 1999 and dated December 3, 1999, which is incorporated by reference to the Registrant's Annual Report on Form
             10-K for the year ended January 29, 2000.

(10)(a)(i) Employment Agreement with one (1) executive employee of the Company dated March 12, 1999, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January
             29, 2000.

      (ii) Employment Agreements with six (6) executive employees of the Company dated November 15, 1999.

       (b)   Oneida Ltd. Management Incentive Plan adopted by the Board of
             Directors on February 24, 1988, as amended, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 30, 1999.

       (c)   Oneida Ltd. 2002 Stock Option Plan adopted by the Board of
             Directors and approved by stockholders on May 29, 2002.

       (d) Oneida Ltd. 1998 Non-Employee Director Stock Option Plan, as amended. The original Plan was adopted by the Board of Directors and approved by stockholders on May 27, 1998. The Plan was amended by the Board of Directors on March 26, 2003.

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

      (ii)   Oneida Ltd. 2000 Non-Employee Directors' Equity Plan adopted by the
             Board of Directors on March 29, 2000 and approved by the stockholders on May 31, 2000, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended
             January 27, 2001.

       (j)   1st Amendment to the Retirement Plan for Employees of Oneida Ltd.
             dated as of December 11, 2002 and adopted by the Board of Directors on December 11, 2002.

  (13) Portions of the Oneida Ltd. Annual Report to Stockholders for the fiscal year ended January 25, 2003, which have been incorporated by reference in this Form 10-K.

  (21) Subsidiaries of the Registrant.

(99.2)       Certification of Chief Executive Officer Pursuant to 18 U.S.C.
             Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.3)       Certification of Chief Financial Officer Pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                           STATEMENT OF DIFFERENCES
                           ------------------------
The degree symbol shall be expressed as................................. [d]
The less-than-or-equal-to sign shall be expressed as.................... <=