Form 10-Q
period 2003-04-26
ONEIDA LTD
filed 2003-06-10
CIK 74585

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 26, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 6, 2003: 16,561,687

                                   ONEIDA LTD.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED APRIL 26, 2003


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

                  None.

         ITEM 5.  OTHER INFORMATION

                  None.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

         99.2  Certification of Chief Executive Officer Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


SIGNATURES

CERTIFICATIONS

                                   ONEIDA LTD.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                            FOR THE
                                                       THREE MONTHS ENDED
 (Thousands except per                                APR 26,         APR 27,
     share amounts)                                    2003            2002
                                                     --------        --------
REVENUES:
  Net sales ..................................       $103,863        $115,006
  Operating revenues .........................            340             368
                                                     --------        --------
TOTAL REVENUES ...............................        104,203         115,374

COSTS AND EXPENSES:
  Cost of sales ..............................         74,355          77,500
  Selling, distribution and
   administrative expenses ...................         31,602          31,528
                                                     --------        --------
TOTAL COSTS AND EXPENSES .....................        105,957         109,028

INCOME (LOSS) FROM OPERATIONS ................         (1,754)          6,346
Other income .................................           (551)           (975)
Other expense ................................            739             609
Interest expense .............................          3,431           4,086
                                                     --------        --------
INCOME (LOSS) BEFORE INC TAXES ...............         (5,373)          2,626
Provision (benefit) for income tax ...........         (1,988)            978
                                                     --------        --------
NET INCOME (LOSS) ............................       $ (3,385)       $  1,648
                                                     ========        ========
EARNINGS PER SHARE OF COMMON STOCK:
  Net income (loss):
    Basic ....................................       $   (.21)       $    .10
    Diluted (NOTE 3) .........................           (.21)            .10
SHARES USED IN PER SHARE DATA:
    Basic ....................................         16,556          16,530
    Diluted (NOTE 3) .........................         16,566          16,558
CASH DIVIDENDS DECLARED ......................       $    .02        $    .02


See notes to consolidated financial statements.

                                   ONEIDA LTD.
                           CONSOLIDATED BALANCE SHEET
                       APRIL 26, 2003 AND JANUARY 25, 2003


                                                         (Dollars in Thousands)
                                                         (Unaudited)
                                                           APR 26,    JAN 25,
                                                            2003        2003
                                                          --------    --------
ASSETS

 CURRENT ASSETS:
  Cash ..............................................      $3,157      $ 2,653
  Accounts receivable, net of allowance for doubtful
   accounts of $2,987 and $2,963 ....................      67,825       75,810
  Other accounts and notes receivable ...............       2,646        2,196
  Inventories:
   Finished goods ...................................     153,707      145,836
   Goods in process .................................      12,510       12,531
   Raw materials and supplies .......................       9,205        9,206
  Other current assets ..............................       8,922        9,290
                                                         --------     --------
     Total current assets............................     257,972      257,522
                                                         --------     --------
 PROPERTY, PLANT AND EQUIPMENT-At cost:
  Land and buildings ................................      70,538       70,265
  Machinery and equipment ...........................     156,758      156,513
  Tooling ...........................................      31,808       30,727
  Less accumulated depreciation .....................    (157,816)    (155,139)
                                                         --------     --------
     Property, plant and equipment-net ..............     101,288      102,366
                                                         --------     --------
 OTHER ASSETS:
  Goodwill ..........................................     133,720      133,944
  Deferred income taxes .............................      18,575       18,575
  Other assets ......................................      13,882       12,713
                                                         --------     --------
      TOTAL .........................................    $525,437     $525,120
                                                         ========     ========


See notes to consolidated financial statements.

                                   ONEIDA LTD.
                           CONSOLIDATED BALANCE SHEET
                       APRIL 26, 2003 AND JANUARY 25, 2003


                                                         (Dollars in Thousands)
                                                         (Unaudited)
                                                           APR 26,    JAN 25,
                                                            2003        2003
                                                          --------    --------

LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
  Short-term debt ..............................          $ 8,873      $ 8,510
  Accounts payable .............................           27,388       25,711
  Accrued liabilities ..........................           28,795       33,822
  Dividends payable ............................              363          363
  Current installments of long-term debt .......            7,642        6,406
                                                         --------     --------
     Total current liabilities .................           73,061       74,812
                                                         --------     --------
 LONG-TERM DEBT ................................          225,984      219,037
                                                         --------     --------
 OTHER LIABILITIES:
  Accrued postretirement liability .............           60,365       59,708
  Accrued pension liability ....................           23,709       23,496
  Other liabilities ............................           16,562       18,678
                                                         --------     --------
     Total .....................................          100,636      101,882
                                                         --------     --------
 STOCKHOLDERS' EQUITY:
  Cumulative 6% preferred stock; $25 par
   value; authorized 95,660 shares, issued
   86,036 shares, callable at $30 per share ....            2,151        2,151
  Common stock $1 par value; authorized
   48,000,000 shares, issued 17,846,486
   and 17,836,571 shares .......................           17,846       17,837
  Additional paid-in capital ...................           84,411       84,318
  Retained earnings ............................           64,659       68,407
  Accumulated other comprehensive loss .........          (19,177)     (19,190)
  Less cost of common stock held in
   treasury; 1,285,679 shares ..................         (24,134)     (24,134)
                                                         --------     --------
    Stockholders' Equity .......................          125,756      129,389
                                                         --------     --------
      TOTAL ....................................         $525,437     $525,120
                                                         ========     ========



See notes to consolidated financial statements

                                   ONEIDA LTD.
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED APRIL 26, 2003
                                 (In Thousands)



                                                              Add'l
                          Comp.   Common   Common   Pref'd   Paid-in   Retained
(Unaudited)              Income   Shares    Stock    Stock   Capital   Earnings
                         -------------------------------------------------------
Balance at Jan 25, 2003..         17,837  $17,837   $2,151   $84,318   $68,407
Stock plan activity, ....              9        9                 93
Cash dividends declared
   ($.02 per share) .....                                                 (363)
Net loss ................$(3,385)                                       (3,385)
Other comprehensive
   income ...............     13
                         -------
Comprehensive loss ......$(3,372)
                         =======
                                  --------------------------------------------
Balance at Apr 26, 2003..         17,846  $17,846   $2,151   $84,411   $64,659
                                  ============================================



                              Other Comp         Treasury
                             Income (Loss)        Stock
                          ------------------------------------------------------
Balance at Jan 25, 2003..     $(19,190)         $(24,134)
Other comprehensive
   income ...............           13

                          ------------------------------------------------------
Balance at Apr 26, 2003..     $(19,177)         $(24,134)
                          ======================================================




See notes to consolidated financial statements.

                                   ONEIDA LTD.
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED APRIL 27, 2002
                                 (In Thousands)



                                                              Add'l
                         Comp.   Common   Common   Pref'd   Paid-in   Retained
(Unaudited)             Income   Shares    Stock    Stock   Capital   Earnings
                        -------------------------------------------------------

Balance at Jan 26, 2002..         17,809  $17,809   $2,151   $83,965   $60,638
Stock plan activity, ....             12       12                116
Cash dividends declared
   ($.02 per share) .....                                                 (352)
Net income ..............$ 1,648                                         1,648
Other comprehensive
   loss .................    (40)
                         -------
Comprehensive income ....$ 1,608
                         =======
                                  --------------------------------------------
Balance at Apr 27, 2002..         17,821  $17,821   $2,151   $84,081   $61,934
                                  ============================================




                             Other Comp         Treasury
                               Loss               Stock
                          ------------------------------------------------------
Balance at Jan 26, 2002..     $(16,328)        $(24,134)
Other comprehensive
   loss..................          (40)
                          ------------------------------------------------------
Balance at Apr 27, 2002..     $(16,368)        $(24,134)
                          ======================================================




See notes to consolidated financial statements.

                                   ONEIDA LTD.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
          FOR THE THREE MONTHS ENDED APRIL 26, 2003 AND APRIL 27, 2002
                                   (Unaudited)
                                 (In Thousands)


                                                                FOR THE
                                                           THREE MONTHS ENDED
                                                           APR 26,    APR 27,
                                                            2003       2002
                                                          --------    --------

CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss) ..................................    $(3,385)    $ 1,648
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization ....................      4,030       4,146
    Deferred income taxes ............................                    (40)
  Changes in operating assets and liabilities:
    Accounts receivable ..............................      7,535         (45)
    Inventories ......................................     (7,850)      8,662
    Other current assets..............................        368       1,728
    Other assets .....................................     (1,635)     (8,356)
    Accounts payable .................................      1,677       (423)
    Accrued liabilities ..............................     (5,025)     (1,611)
    Other liabilities ................................     (1,241)      1,991
                                                          -------     -------
      Net cash provided (used) by operating activities     (5,526)      7,700
                                                          -------     -------
CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures ...............................     (2,442)     (1,880)
  Capital disposals ..................................        176
  Proceeds from sale of marketable securities ........                  3,106
                                                          -------     -------
      Net cash provided (used) in investing activities     (2,266)      1,226
                                                          -------     -------
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock .............        102         129
  Increase (decrease) in short-term debt .............        362      (4,224)
  Payment of long-term debt ..........................                (12,325)
  Proceeds from issuance of long-term debt ...........      8,182       1,330
  Dividends paid .....................................       (363)       (352)
                                                          -------     -------
      Net cash provided (used) by financing activities      8,283     (15,442)
                                                          -------     -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ..............         13         (40)
                                                          -------     -------
NET (DECREASE) INCREASE IN CASH ......................        504      (6,556)
CASH AT BEGINNING OF YEAR ............................      2,653      11,112
                                                          -------     -------
CASH AT END OF PERIOD ................................     $3,157      $4,556
                                                          =======     =======


See notes to consolidated financial statements.

                                   ONEIDA LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Thousands)

1. The statements for the three months ended April 26, 2003 and April 27, 2002 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended April 26, 2003 are not necessarily indicative of the results of operations to be expected for the year ending January 31, 2004. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended in January 2003 and 2002 included in the Company's January 25, 2003 Annual Report to the Securities and Exchange Commission on Form 10-K.

2. The provision for income taxes is based on pre-tax income for financial statement purposes with an appropriate deferred tax provision to give effect to changes in temporary differences between the financial statements and tax bases of assets and liabilities. The temporary differences arise principally from postretirement benefits, depreciation and other employee benefits. The Company anticipates an effective tax rate of 37% for the year as compared to a rate of 20% in the prior year due to nonrecurring rate reductions in fiscal 2003.

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

The shares used in the calculation of diluted EPS exclude options to purchase shares where the exercise price was greater than the average market price of common shares for the period. Such shares aggregated 1,715 and 1,298 for the three months ended April 2003 and 2002, respectively.

The following is a reconciliation of basic earnings per share to diluted earnings per share for the three months ended April 26, 2003 and April 27, 2002:


                            Net     Preferred     Adjusted             Earnings
                           Income    Stock       Net Income   Average   (Loss)
                           (Loss)   Dividends      (Loss)      Shares  Per Share
--------------------------------------------------------------------------------
2003:
Basic earnings (loss)
 per share .............  $(3,385)    $(32)      $(3,417)      16,556    $(.21)
Effect of stock options.                                           10
Diluted earnings (loss)
 per share .............   (3,385)     (32)       (3,417)      16,566     (.21)
--------------------------------------------------------------------------------
2002:
Basic earnings
 per share .............   $1,648     $(32)       $1,616       16,530     $.10
Effect of stock options.                                           28
Diluted earnings
 per share .............    1,648      (32)        1,616       16,558      .10
--------------------------------------------------------------------------------

4. In April 2003, the Company and its lenders entered into an amendment to the revolving credit agreement. The amendment extends the maturity to May 31, 2005 from February 1, 2004, adjusts certain financial covenants and prohibits payment of dividends on common stock. In addition, the commitment under the facility reduced to $225,000 upon signing of the amendment with further reductions to $220,000 on July 25, 2003, $215,000 on November 3, 2003, $205,000 on January 30,
2004, $185,000 on February 7, 2004, $175,000 on May 3, 2004 and $165,000 on
November 1, 2004.

This facility contains certain financial covenants, including a restriction limiting the Company's total debt outstanding to a pre-determined multiple of the prior rolling twelve months earnings before interest, taxes, deprecation and amortization. The Company met the current covenant requirements at April 26, 2003. It is probable that the Company will fail to meet one or more covenant requirements at July 26, 2003 and the Company intends to seek waivers from its lenders. The failure to obtain waivers could result in insufficient liquidity to support future operations. At April 26, 2003 the Company could have borrowed up to an additional $16,098. Under the provisions of the amended note agreements, at April 26, 2003 the Company was able to declare dividends on 6% Cumulative Preferred Stock up to $32,265 per quarter. However, no dividend was declared for the first quarter ended April 26, 2003.

5. The Company's operations and assets are in one principal industry segment, tableware products. The Company's major product categories are grouped around the manufacture and distribution of metal tableware, china dinnerware and glass tabletop products. The Company also distributes a variety of other tabletop accessories. These products are sold directly to a broad base of retail outlets including department stores, mass merchandisers, Oneida Home stores and chain stores. Additionally, these products are sold to special sales markets, which include customers who use them as premiums, incentives and business gifts. The Company also sells directly or through distributors to foodservice operations worldwide, including hotels, restaurants, airlines, cruise lines, schools and healthcare facilities. The Company's operations are located in the United States, Canada, Mexico, Italy, Australia, The United Kingdom and China.

Sales and operating income for the tableware products for the first quarter of 2003 and 2002 were as follows:



                                                              (000)
                                                              -----
First Quarter                        Metal    Dinnerware      Glass      Other      Total
-------------                       -------   ----------     -------    ------    --------
2003 Net Sales                      $62,200      $32,200     $ 6,400     $3,063    $103,863
2002 Net Sales                       69,600       36,200       7,100      2,106     115,006

2003 Operating Income (Loss)        $(3,000)     $ 2,300     $(1,000)    $  (54)   $ (1,754)
2002 Operating Income (Loss)          2,000        4,500        (100)       (54)   $  6,346


6. In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). The Company adopted SFAS 142 effective January 27, 2002. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, was discontinued upon adoption of this standard. Goodwill is subject to annual impairment testing, which compares the carrying value to the fair value and when appropriate, the carrying value of these assets reduces the fair value.

7. The Company has elected to continue following APB No. 25 in accounting for its stock-based compensation plans. Under APB No. 25, compensation expense is not required to be recognized for the Company's stock-based compensation plans. Under Statement of Financial Accounting Standards No. 123 ("SFAS 123") "Accounting for Stock Based Compensation", compensation expense is recognized for the fair value of the options on the date of grant over the vesting period of the options.

Application of the fair-value based accounting provision of SFAS 123 results in the following pro forma amounts of net income (loss) and earnings (loss) per share:


                                               (Thousands Except
                                               Per Share Amounts)
                                             April 26,      April 27,
                                               2003           2002
                                             ---------      ---------
Net income (loss), as reported               $(3,385)         $1,648

Deduct: Total stock-based employee
  compensation expense determined
  under Black-Scholes option pricing
  model, net of related income tax effect       (554)           (573)
                                             ---------      ---------
Pro forma net income                         $(3,939)         $1,075

Earnings (loss) per share:
         As reported:  Basic                  $ (.21)          $ .10
                       Diluted                  (.21)            .10

         Pro forma:    Basic                    (.24)            .07
                       Diluted                  (.24)            .07


There was no stock based employee compensation expense included in the Consolidated Statement of Operations.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   Quarter ended April 26, 2003 compared with
                        the quarter ended April 27, 2002
                                 (In Thousands)


Operations
Net Sales by Product Line:


                             Three Months Ended
                           2003      2002   %Change
                        --------  --------  -------
Metal products ......   $ 62,200   $69,600   (10.6)
Dinnerware products .     32,200    36,200   (11.0)
Glass products ......      6,400     7,100    (9.9)
Other products ......      3,063     2,106    45.4
                        --------  --------  -------
  Total .............    103,863   115,006    (9.7)
                        ========  ========  =======


Quarterly Review

Consolidated net sales for the quarter ended April 26, 2003 were $11,143 lower than in the first quarter of the prior year, reflecting continuing softness in both the foodservice and domestic retail markets.

Gross margin as a percentage of net sales was 28.4% in the first quarter of 2003, comparable to the 32.6% realized for the same period of 2002. This is mainly the result of an aggressive pricing strategy utilized to maintain market share in both the foodservice and consumer markets. In addition, unfavorable factory variance worsened as the manufacturing facilities continue to operate at a lower capacity due to reduced demand. Overall in 2003, there was a slight cost increase in procured product, which represents over 50% of total sales.

Total operating expenses increased by $74, or 0.2%, from the same quarter last year. As a percentage of sales, operating expenses were 30.4% as compared to 27.4% in 2002 as a result of the lower sales volume.

Interest expense, prior to capitalized interest, was $3,439 for the quarter ended April 26, 2003, a decrease of $673 from the first quarter of 2002. This decrease is due to significantly lower average borrowings and lower prevailing interest rates incurred throughout the current quarter.

The Company anticipates an effective tax rate of 37% for the year as compared to a rate of 20% in the prior year due to nonrecurring rate reductions in fiscal 2003.

Liquidity & Financial Resources

During the first quarter of 2003, inventories increased by approximately $7,800 and debt increased by approximately $8,500 in the same period. Cash flow used by operations for the first quarter was $(5,526) as compared to $7,700 provided in the prior year's first quarter. The Company spent approximately $2,400 in the first quarter on capital projects focused primarily on its manufacturing facilities. Capital spending for the remainder of 2003 is anticipated to be approximately $6,900.

In April 2003, the Company and its lenders entered into an amendment to the revolving credit agreement. The amendment extends the maturity to May 31, 2005 from February 1, 2004, adjusts certain financial covenants and prohibits payment of dividends on common stock. In addition, the commitment under the facility reduced to $225,000 upon signing of the amendment with further reductions to $220,000 on July 25, 2003, $215,000 on November 3, 2003, $205,000 on January 30,
2004, $185,000 on February 7, 2004, $175,000 on May 3, 2004 and $165,000 on
November 1, 2004.

This facility contains certain financial covenants, including a restriction limiting the Company's total debt outstanding to a pre-determined multiple of the prior rolling twelve months earnings before interest, taxes, deprecation and amortization. The Company met the current covenant requirements at April 26, 2003. It is probable that the Company will fail to meet one or more covenant requirements at July 26, 2003 and the Company intends to seek waivers from its lenders. The failure to obtain waivers could result in insufficient liquidity to support future operations.

Provided the above waivers are obtained, management believes there is sufficient liquidity to support the Company's funding requirements over the next year from future operations as well as from available bank lines of credit. The Company may need to raise additional capital to further reduce its outstanding debt obligations. Working capital was $184,911 as of April 26, 2003 as compared to $182,710 at January 25, 2003. The Company could have borrowed up to an additional $16,098 at April 26, 2003.

Under the provisions of the amended note agreements, at April 26, 2003 the Company was able to declare dividends on 6% Cumulative Preferred Stock up to $32,265 per quarter. However, no dividend was declared for the first quarter ended April 26, 2003.

Quantitative and Qualitative Disclosures about Market Risk

The Company's market risk is impacted by changes in interest rates and foreign currency exchange rates. Pursuant to the Company's policies, the Company does not hold or issue any significant derivative financial instruments.

The Company's primary market risk is interest rate exposure in the United States. Historically, the Company manages interest rate exposure through a mix of fixed and floating rate debt. The majority of the Company's debt is currently at floating rates. Based on floating rate borrowings outstanding at April 2003, a 1% change in the rate would result in a corresponding change in interest expense of $2.2 million.

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


Forward Looking Information

With the exception of historical data, the information contained in this Form 10-Q, as well as those other documents incorporated by reference herein, may constitute forward-looking statements, within the meaning of the Federal securities laws, including but not limited to the Private Securities Litigation Reform Act of 1995. As such, the Company cautions readers that changes in certain factors could affect the Company's future results and could cause the Company's future consolidated results to differ materially from those expressed or implied herein. Such factors include, but are not limited to: changes in national or international political conditions; terrorist attacks; general economic conditions in the Company's own markets and related markets; difficulties or delays in the development, production and marketing of new products; the impact of competitive products and pricing; certain assumptions related to consumer purchasing patterns; significant increases in interest rates or the level of the Company's indebtedness; foreign currency fluctuations; major slowdowns in the retail, travel or entertainment industries; the loss of several of the Company's major customers; underutilization of the Company's plants and factories; impact of changes in accounting standards; potential legal proceedings; changes in pension and retiree medical costs; and the amount and rate of growth of the Company's selling, general and administrative expenses.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                ONEIDA LTD.
                                                (Registrant)

Date: June 10, 2003
                                                /s/ GREGG R. DENNY
                                                ------------------------
                                                Gregg R. Denny
                                                Chief Financial Officer

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


Date: June 10, 2003                By: /s/ PETER J. KALLET
                                       ---------------------------
                                       Peter J. Kallet
                                       Chairman of the Board, President and
                                       Chief Executive Officer

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


Date: June 10, 2003                        By: /s/ GREGG R. DENNY
                                               --------------------------
                                               Gregg R. Denny
                                               Chief Financial Officer