Form 10-Q
period 2003-07-26
ONEIDA LTD
filed 2003-09-09
CIK 74585

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended July 26, 2003


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 5, 2003: 16,627,760

                                   ONEIDA LTD.
                                    FORM 10-Q
                FOR THE THREE AND SIX MONTHS ENDED July 26, 2003



                                      INDEX

                                                                                      Page
                                                                                      ----

PART I         FINANCIAL INFORMATION

         ITEM 1.  CONSOLIDATED STATEMENTS OF OPERATIONS                                  4

                  CONSOLIDATED BALANCE SHEETS                                            5

                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY             7

                  CONSOLIDATED STATEMENTS OF CASH FLOWS                                  9

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            10

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                   15

         ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK            20

         ITEM 4.  CONTROLS AND PROCEDURES                                               20


PART II        OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS

                  None.

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                  None.

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None.

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

         ITEM 5.  OTHER INFORMATION

                  None.


                                                                                      Page
                                                                                      ----
         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:


             31.1          Certification of Chief Executive Officer Pursuant
                           to Section 302 of the Sarbanes-Oxley Act of 2002.            22

             31.2          Certification of Chief Financial Officer Pursuant
                           to Section 302 of the Sarbanes-Oxley Act of 2002.            24

             32.1          Certification of Chief Executive Officer Pursuant
                           to 18 U.S.C. Section 1350, as adopted Pursuant
                           to Section 906 of the Sarbanes-Oxley Act of 2002.            26

             32.2          Certification of Chief Financial Officer Pursuant
                           to 18 U.S.C. Section 1350, as adopted pursuant
                           to Section 906 of the Sarbanes-Oxley Act of 2002.            27


         (b) Current Reports on Form 8-K:

             A Form 8-K, dated as of May 13, 2003, was filed May 14, 2003, under Item 5, relating to a Press Release in which the Company disclosed selected, unaudited financial information related to the first quarter of its fiscal year ended January 2004.



                  SIGNATURES                                                            21

                                     PART I
ITEM 1.

                                   ONEIDA LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          FOR THE               FOR THE
                                    THREE MONTHS ENDED      SIX MONTHS ENDED
(Dollars in Thousands except         JUL 26,    JUL 27,     JUL 26,   JUL 27,
   per share amounts)                 2003       2002        2003      2002
                                    --------   --------    --------  --------
REVENUES:
  Net sales ....................    $105,975   $113,811    $212,147  $230,672
  Licensing fees ...............         350        311         690       679
                                    --------   --------    --------  --------
TOTAL REVENUES .................     106,325    114,122     212,837   231,351

COSTS AND EXPENSES:
  Cost of sales ................      76,975     77,083     154,303   156,855
  Selling, distribution and
   administrative expenses .....      31,145     31,242      62,084    62,352
                                    --------   --------    --------  --------
TOTAL COSTS AND EXPENSES .......     108,120    108,325     216,387   219,207

LOSS ON SALE OF FIXED ASSETS ...          43         23          69        27
                                    --------   --------    --------  --------

INCOME (LOSS) FROM OPERATIONS ..      (1,838)     5,774      (3,619)   12,117
Other income ...................         525      4,281       1,058     5,232
Other expense ..................         503      1,204         764     1,614
Interest and amortization of
 deferred financing costs ......       4,068      4,206       7,932     8,464
                                    --------   --------    --------  --------
INCOME (LOSS) BEFORE INCOME TAXES .   (5,884)     4,645     (11,257)    7,271
PROVISION (BENEFIT)
    FOR INCOME TAXES ...........      (2,177)     1,730      (4,165)    2,708
                                    ---------   -------    --------  --------
NET INCOME (LOSS) ..............    $ (3,707)  $  2,915    $ (7,092) $  4,563
                                    ========   ========    ========  ========
EARNINGS PER SHARE OF COMMON STOCK:
  Net income (loss):
    Basic ......................       $(.23)    $  .17       $(.43)    $ .27
    Diluted (NOTE 3)............        (.23)       .17        (.43)      .27
SHARES USED IN PER SHARE DATA:
    Basic ......................      16,577     16,540      16,566    16,535
    Diluted (NOTE 3) ...........      16,577     16,608      16,566    16,575
CASH DIVIDENDS DECLARED (Common)        $.00       $.02        $.02      $.04


See notes to consolidated financial statements.

                                   ONEIDA LTD.
                           CONSOLIDATED BALANCE SHEETS
                       JULY 26, 2003 AND JANUARY 25, 2003

                                                        (Dollars in Thousands)
                                                         JULY 26,     JAN 25,
                                                           2003        2003
                                                       (Unaudited)
                                                         --------     --------
ASSETS

 CURRENT ASSETS:
  Cash...............................................   $   4,291      $ 2,653
  Accounts receivable, net of allowance for doubtful.
   accounts of $2,907 and $2,963 ....................      63,330       75,810
  Other accounts and notes receivable ...............       2,724        2,196
  Inventories:
   Finished goods ...................................     150,666      145,836
   Goods in process .................................      11,922       12,531
   Raw materials and supplies .......................       9,581        9,206
  Other current assets ..............................      10,591        9,290
                                                         --------     --------
     Total current assets ...........................     253,105      257,522
                                                         --------     --------
 PROPERTY, PLANT AND EQUIPMENT-At cost:
  Land and buildings ................................      70,570       70,265
  Machinery and equipment ...........................     158,167      156,513
  Tooling ...........................................      32,308       30,727
  Less accumulated depreciation .....................    (162,264)    (155,139)
                                                         --------     --------
     Property, plant and equipment-net...............      98,781      102,366
                                                         --------     --------
 OTHER NON-CURRENT ASSETS:
  Goodwill ..........................................     134,969      133,944
  Deferred income taxes .............................      18,396       18,575
  Other assets ......................................      13,473       12,713
                                                         --------     --------
      TOTAL .........................................    $518,724     $525,120
                                                         ========     ========

See notes to consolidated financial statements.

                                   ONEIDA LTD.
                           CONSOLIDATED BALANCE SHEETS
                       JULY 26, 2003 AND JANUARY 25, 2003


                                                       (Dollars in Thousands)
                                                        JULY 26,     JAN 25,
                                                          2003        2003
                                                       (Unaudited)
                                                        --------     --------
LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
  Short-term debt ..............................          $ 8,909      $ 8,510
  Accounts payable .............................           22,698       25,711
  Accrued liabilities ..........................           27,840       32,008
  Dividends payable ............................                           363
  Current installments of long-term debt .......          230,295        6,406
                                                         --------     --------
     Total current liabilities .................          289,742       72,998
                                                         --------     --------
 LONG-TERM DEBT ................................            3,056      219,037
                                                         --------     --------
 OTHER NON-CURRENT LIABILITIES:
  Accrued postretirement liability .............           61,007       59,708
  Accrued pension liability ....................           23,691       23,496
  Other liabilities ............................           16,603       20,492
                                                         --------     --------
     Total .....................................          101,301      103,696
                                                         --------     --------
 STOCKHOLDERS' EQUITY:
  Cumulative 6% preferred stock; $25 par
   value; authorized 95,660 shares, issued
   86,036 shares, callable at $30 per share ....            2,151        2,151
  Common stock $1 par value; authorized
   48,000,000 shares, issued 17,862,164
   and 17,836,571 shares .......................           17,862       17,837
  Additional paid-in capital ...................           84,502       84,318
  Retained earnings ............................           60,374       68,407
  Accumulated other comprehensive loss .........          (17,037)     (19,190)
  Less cost of common stock held in treasury;
   1,237,677 shares and 1,285,679 shares .......          (23,227)     (24,134)
                                                         --------     --------
    Stockholders' Equity .......................          124,625      129,389
                                                         --------     --------
      TOTAL ....................................         $518,724     $525,120
                                                         ========     ========

See notes to consolidated financial statements.

                                   ONEIDA LTD.
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JULY 26, 2003
                                 (In Thousands)

                         Accumulated
                            Comp.                               Add'l
                           Income    Common   Common   Pref'd   Paid-in   Retained
Unaudited)                 (Loss)    Shares    Stock    Stock   Capital   Earnings
                           -------------------------------------------------------

Balance at Jan 25, 2003..             17,837  $17,837   $2,151   $84,318   $68,407
Exercise of stock
 options ................                 25       25                184
Contribution of treasury

 shares to ESOP .........                                                     (578)

Cash dividends declared
   ($.02 per share) .....                                                     (363)
Net income (loss) .......  $(7,092)                                         (7,092)
Other comprehensive
   income ...............    2,153
                           -------
Comprehensive loss ......  $(4,939)
                           =======
                                      --------------------------------------------
Balance at July 26, 2003.             17,862  $17,862   $2,151   $84,502   $60,374
                                      ============================================

                               Accumulated
                               Other Comp            Treasury
                               Income(Loss)            Stock
                            ------------------------------------------------------
Balance at Jan 25, 2003 .     $(19,190)            $(24,134)
Contribution of treasury

 shares to ESOP .........                               907

Other comprehensive
   income ...............        2,153

                          ------------------------------------------------------
Balance at July 26, 2003.     $(17,037)            $(23,227)
                          ======================================================

See notes to consolidated financial statements.

                                   ONEIDA LTD.
                        CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JULY 27, 2002
                                 (In Thousands)


                          Accumulated                             Add'l
                             Comp.    Common   Common   Pref'd   Paid-in   Retained
(Unaudited)                 Income    Shares    Stock    Stock   Capital   Earnings
                            -------------------------------------------------------
Balance at Jan 26, 2002                17,809  $17,809   $2,151   $83,965   $60,638
Exercise of stock
 options ................                  19       19                173
Cash dividends declared
   ($.04 per share) .....                                                      (727)
Net income ..............    $ 4,563                                          4,563
Other comprehensive
   income ...............        921
                             -------
Comprehensive income ....    $ 5,484
                             =======
                                       --------------------------------------------
Balance at July 27, 2002.              17,828  $17,828   $2,151   $84,138   $64,474
                                       ============================================

                            Accumulated
                             Other Comp            Treasury
                             Income(Loss)            Stock
                          ------------------------------------------------------
Balance at Jan 26, 2002 .     $(16,328)            $(24,134)
Other comprehensive
   income ...............          921

                          ------------------------------------------------------
Balance at July 27, 2002.     $(15,407)            $(24,134)
                          ======================================================

See notes to consolidated financial statements.

                                   ONEIDA LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JULY 26, 2003 AND JULY 27, 2002
                                   (Unaudited)
                                 (In Thousands)

                                                        FOR THE SIX MONTHS ENDED
                                                          JULY 26,    JULY 27,
                                                            2003        2002
                                                          --------    --------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss) ..................................    $(7,092)    $ 4,563
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization .....................      8,205       7,950
   Deferred income taxes ............................         179          34
  Changes in operating assets and liabilities:
    Accounts receivable ..............................     11,951      11,392
    Inventories ......................................     (4,597)     (6,606)
    Other current assets..............................     (1,301)     (4,467)
    Other assets .....................................     (3,236)     (6,407)
    Accounts payable .................................     (3,013)      5,282
    Accrued liabilities ..............................     (4,203)    (10,779)
    Other liabilities ................................     (2,392)     13,308
                                                          -------     -------
      Net cash provided by (used in) operating
          activities .................................     (5,499)     14,270
                                                          -------     -------
CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures ...............................     (3,670)     (4,390)
  Proceeds from sale of fixed assets .................        500         409
  Proceeds from sale of marketable securities ........                  8,399
                                                          -------     -------
      Net cash provided by (used in) investing
          activities .................................     (3,170)      4,418
                                                          -------     -------
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock .............        210         192
  Increase (decrease) in short-term debt .............        399      (2,083)
  Increase (decrease) in long-term debt ..............      7,908     (25,450)
  Dividends paid .....................................       (363)       (726)
                                                          -------     -------

      Net cash provided by (used in) financing
          activities ................................      8,154     (28,067)
                                                          -------     -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ..............      2,153         921
                                                          -------     -------
NET (DECREASE)INCREASE IN CASH .......................      1,638      (8,458)
CASH AT BEGINNING OF YEAR ............................      2,653      11,112
                                                          -------     -------
CASH AT END OF PERIOD ................................     $4,291      $2,654
                                                          =======     =======


NON-CASH CONTRIBUTION OF TREASURY SHARES TO ESOP .....       $907


See notes to consolidated financial statements.

                                   ONEIDA LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)                      (Thousands)

1. The consolidated financial statements for the three and six months ended July 26, 2003 and July 27, 2002 are unaudited; in the opinion of management such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended July 26, 2003 are not necessarily indicative of the results of operations to be expected for the year ending January 31, 2004. The consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the years ended in January 2003 and 2002 included in the Company's January 25, 2003 Annual Report to the Securities and Exchange Commission on Form 10-K.

Certain reclassifications have been made to the prior year's information to conform to the current year presentation. In 2002, shipping and handling costs have been reclassified from net sales to cost of sales. This reclassification resulted in an increase in net sales and cost of sales of $2,572 and $4,426 for the three and six months ending July 26, 2002, respectively. Additionally, amortization of deferred financing costs has been reclassified from other expense to interest and amortization of deferred financing costs. This reclassification resulted in a decrease in other expenses and an increase in interest and amortization of deferred financing costs of $416 and $587 for the three and six months ending July 27, 2002, respectively.

2. The provision for income taxes is based on pre-tax income for financial statement purposes. Deferred tax is provided to give effect to changes in temporary and permanent differences between the financial statements and tax bases of assets and liabilities. The temporary differences arise principally from postretirement benefits, depreciation and other employee benefits. The Company anticipates an effective tax rate of 37% for the year ended January 2004.

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

The following is a reconciliation of basic earnings per share to diluted earnings per share for the three months ended July 26, 2003 and July 27, 2002:

                            Net     Preferred     Adjusted             Earnings
                           Income    Stock       Net Income   Average   (Loss)
                           (Loss)   Dividends      (Loss)      Shares  Per Share
--------------------------------------------------------------------------------
2003:
Basic earnings (loss)
 per share .............  $(3,707)    $(32)      $(3,739)      16,577    $(.23)
Effect of stock options.
Diluted earnings (loss)
 per share .............   (3,707)     (32)       (3,739)      16,577     (.23)
--------------------------------------------------------------------------------
2002:
Basic earnings
 per share .............   $2,915     $(32)       $2,883       16,540     $.17
Effect of stock options.                                           68
Diluted earnings
 per share .............    2,915      (32)        2,883       16,608      .17
--------------------------------------------------------------------------------


The following is a reconciliation of basic earnings per share to diluted earnings per share for the six months ended July 26, 2003 and July 27, 2002:

                            Net     Preferred     Adjusted             Earnings
                           Income    Stock       Net Income   Average   (Loss)
                           (Loss)   Dividends      (Loss)      Shares  Per Share
--------------------------------------------------------------------------------
2003:
Basic earnings (loss)
 per share .............  $(7,092)    $(64)      $(7,156)      16,566    $(.43)
Effect of stock options.
Diluted earnings (loss)
 per share .............   (7,092)     (64)       (7,156)      16,566     (.43)
--------------------------------------------------------------------------------
2002:
Basic earnings
 per share .............   $4,563     $(64)       $4,499       16,535     $.27
Effect of stock options.                                           40
Diluted earnings
 per share .............    4,563      (64)        4,499       16,575      .27
--------------------------------------------------------------------------------


4. In April 2003, the Company and its required lenders entered into amendments to the revolving credit and note agreements. These amendments extend the maturity to May 31, 2005 from February 1, 2004, adjust certain financial covenants and prohibit payment of dividends on common stock. In addition, the commitment under the revolving credit facility reduced to $225,000 upon signing of the amendment with further reductions to $220,000 on July 25, 2003, $215,000 on November 3, 2003, $205,000 on January 30, 2004, $185,000 on February 7, 2004,
$175,000 on May 3, 2004 and $165,000 on November 1, 2004.

These facilities contain certain financial covenants, including a restriction limiting the Company's total debt outstanding to a pre-determined multiple of the prior rolling twelve months earnings before interest, taxes, deprecation and amortization. A default in compliance with these covenants, if unremedied, could cause the lenders to declare the principal outstanding to be payable immediately. As of July 26, 2003 the Company was in violation of the interest coverage ratio, leverage ratio and net worth covenants and received waivers from its required lenders. The Company will pay $28 in compensation for these waivers. More restrictive covenants must be met as of October 25, 2003 and it is probable that the Company will fail to meet those covenants, and as a result, the Company's outstanding borrowings are classified as current. In the third quarter, the Company intends to request amendments to the existing revolving credit and note agreements to incorporate a number of changes. These changes include the amendment of the financial covenants to permit certain transactions. In the event that the existing revolving credit and note agreements cannot be amended or appropriate waivers are not obtained, the Company may not have sufficient liquidity to support future operations.

The aggregate amounts of long term debt maturities due each year are as follows:


                  Year Ended January 2004 ..... $230,295
                                     2005 ......... $575
                                     2006 ....... $1,493
                                     2007 ......... $913
                                     2008 .......... $21
                                     2009 .......... $22
                                     After ......... $32

As of July 26, 2003 the Company had unused bank lines of credit of $11,600. Under the provisions of the amended revolving credit and note agreements, at July 26, 2003 the Company was able to declare dividends on its 6% Cumulative Preferred Stock up to $32 per quarter. However, no dividend was declared on the preferred stock for the first or second quarter of 2003.

In order to improve profitability and liquidity, the Company is implementing lean manufacturing and improving production efficiencies as well as reducing headcount in the Sherrill, NY manufacturing facility. Additionally, the Company is in the process of identifying additional opportunities, which may include further headcount reductions and the potential closure of inefficient facilities. If any manufacturing facilities are closed, the Company could continue to market the affected product, using independent suppliers. The results of the Company's actions are intended to reduce costs, increase the Company's liquidity and better position the Company to compete under the current economic conditions. If any facilities are closed, the related assets could be liquidated, contingent on the approval by the Company's lenders.

Provided the above amendments or waivers are obtained, management believes there is sufficient liquidity to support the Company's funding requirements over the next year from future operations as well as from available bank lines of credit. The Company may need to raise additional capital to reduce its outstanding debt obligations as required by the amended agreements. Our revenue and costs may be dependent upon factors that are not within our control. Due to the uncertainty of these factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and such variations could affect our future liquidity. Should factors differ materially, management may delay capital expenditures, reduce overhead, selling, distribution and administrative expenses, or seek alternative financing.

5. The Company's operations and assets are in one principal segment; tableware products. The Company's tableware segment is grouped around the manufacture and distribution of three major product categories: metal tableware, china dinnerware and glass tableware products. The Company also distributes a variety of other tableware accessories. These products are sold directly to a broad base of retail outlets including department stores, mass merchandisers, Oneida Home stores and chain stores. Additionally, these products are sold to special sales markets, which include customers who use them as premiums, incentives and business gifts. The Company also sells directly or through distributors to foodservice operations worldwide, including hotels, restaurants, airlines, cruise lines, schools and healthcare facilities. The Company's operations are located in the United States, Canada, Mexico, Italy, Australia, The United Kingdom and China.

Sales by product category for the quarter and first half of 2003 and 2002 were as follows:

                                            (Dollars in Thousands)
Second Quarter
---------------                Metal   Dinnerware    Glass    Other     Total
                              -------  ----------    ------   ------  --------
2003 Net Sales                $66,158    $30,361     $ 7,654  $1,802  $105,975
2002 Net Sales                 71,319     33,265       7,459   1,768   113,811


Year to date                   Metal   Dinnerware    Glass    Other     Total
------------                  -------  ----------    ------   ------  --------
2003 Net Sales               $129,573    $64,629     $14,182  $3,763  $212,147
2002 Net Sales                141,866     70,160      14,688   3,958   230,672

6. In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently does not hold any financial instruments that should be considered for transition from equity to liabilities. The Company will continue to evaluate for application under the standard.

On January 17, 2003 the FASB issued Financial Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." The objective of FIN No. 46 is to improve financial reporting by companies involved with variable interest entities. FIN No. 46 changes certain consolidation requirements by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements apply to entities created before February 1, 2003, no later than the beginning of the first fiscal year or interim period beginning after June 15, 2003. The Company does not expect the adoption of this standard to have a material impact on its financial condition or results of operations.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation" to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company has elected to continue following APB No. 25 in accounting for its stock-based compensation plans. Under APB No. 25, compensation expense is not required to be recognized for the Company's stock-based compensation plans because the fair value equals the option price. Under SFAS 123 as amended by SFAS 148, compensation expense is recognized for the fair value of the options on the date of grant over the vesting period of the options.

Application of the fair-value based accounting provision of SFAS 123 results in the following pro forma amounts of net income (loss) and earnings (loss) per share for the three and six months ended July 26, 2003 and July 27, 2002:

                                      (Thousands Except Per Share Amounts)
                                     Three Months Ended    Six Months Ended
                                     July 26,   July 27,   July 26,  July 27,
                                       2003       2002      2003      2002
                                     --------   --------   -------   -------
Net income (loss), as reported       $(3,707)    $2,915    $(7,092)   $4,563

Deduct: Total stock-based
  employee compensation expense
  determined under Black-Scholes
  option pricing model, net of
  related income tax effect             (459)      (573)      (917)   (1,146)
                                     --------   --------   -------   -------
Pro forma net income (loss)          $(4,166)    $2,342    $(8,009)   $3,417

Earnings (loss) per share:
      As reported:  Basic             $ (.23)     $ .17      $(.43)    $ .27
                    Diluted             (.23)       .17       (.43)      .27

      Pro forma:    Basic               (.25)       .14       (.49)      .20
                    Diluted             (.25)       .14       (.49)      .20


There was no stock based employee compensation expense included in the Consolidated Statement of Operations for any of the periods presented.

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    Quarter ended July 26, 2003 compared with
                         the quarter ended July 27, 2002
                                 (In Thousands)


Operations

Net Sales by Product Line:

                          Three Months Ended July
                           2003     2002   %Change
                         -------   -------  -----
Metal products.......   $ 66,158  $ 71,319   (7.2)
Dinnerware products..     30,361    33,265   (8.7)
Glass products.......      7,654     7,459    2.6
Other Products.......      1,802     1,768    1.9
                        --------  --------   -----
  Total...............  $105,975  $113,811   (6.9)
                        ========  ========   =====

Quarterly Review

Consolidated net sales for the quarter ended July 26, 2003 decreased by $7,836 or 6.9% over the same period a year ago. Metal products net sales decreased by $5,161 or 7.2% over the second quarter of 2002 as consumer confidence remains weak and spending for metal products continues to be depressed. Also contributing to the lower metal product sales are decreased personal and business travel and restaurant activity. Dinnerware products net sales decreased by $2,904 or 8.7% over the same period a year ago also as a result of decreased personal and business travel and restaurant activity and weak consumer confidence. An increase in the Encore supermarket division dinnerware continuity program sales offset a portion of the decrease. Glass products net sales increased by $195 or 2.6% and other products net sales increased by $34 or 1.9% over the second quarter of 2002.

Gross margin as a percentage of net sales was 27.4% in the second quarter of 2003 as compared to 32.3% for the same period of 2002. Lower net sales resulted in the manufacturing plants operating at lower volumes generating unfavorable factory variances. The unfavorable factory variances were the principle cause of the decline in gross margin. Also contributing to the decrease in gross margin and factory utilization was a trend towards less expensive, lower margin sourced product. The Company experienced a slight cost increase in procured product, which represents over 50% of total sales.

Total operating expenses decreased by $97, or 0.3%, from the same quarter last year. As a percentage of sales, operating expenses were 29.4% compared to 27.5% in 2002. Total operating expenses as a percentage of sales will decline as sales return to expected levels.

Other income was $525 for the quarter as compared to $4,281 for the second quarter of 2002. Other income for the three months ended July 27, 2002 was principally generated from insurance proceeds of $3,000 and gain on sale of Prudential stock of $944.

Interest expense and amortization of deferred financing costs decreased by $138 or 3.3% in the second quarter of 2003 compared with the same period a year ago. Capitalized interest was $70 in the quarter ended 2003 and $29 over the same period a year ago.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  Six Months ended July 26, 2003 compared with
                       the six months ended July 27, 2002
                                (In Thousands)

Operations

Net Sales by Product Line:

                           Six Months Ended July
                           2003      2002  %Change
                         -------   -------  -----
Metal products.......   $129,573   $141,866  (8.7)
Dinnerware products..     64,629     70,160  (7.9)
Glass products.......     14,182     14,688  (3.4)
Other Products.......      3,763      3,958  (4.9)
                        --------   --------  ----
  Total...............  $212,147   $230,672  (8.0)
                        ========   ========  ====

Six month review

Consolidated net sales for the six months ended July 26, 2003 decreased by $18,525 or 8.0% over the same period a year ago. An aggressive pricing strategy was utilized in the foodservice and consumer markets to maintain market share across all product lines. Metal products net sales decreased by $12,293 or 8.7% and dinnerware products net sales decreased by $5,531 or 7.9% over the same period a year ago. Reduced personal and business travel and restaurant activity resulted in lower net sales. Weak consumer confidence also contributed to the lower net sales. An increase in the Encore supermarket continuity metal products and dinnerware products programs net sales offset the decreases caused by reduced travel and consumer confidence. Glass products net sales decreased by $506 or 3.4% and other products net sales decreased by $195 or 4.9% over 2002.

Gross margin as a percentage of net sales was 27.3% for the first six months of 2003 as compared to 32.0% for the same period of 2002. The aggressive pricing strategy utilized to maintain market share coupled with the manufacturing plants operating at lower volumes resulted in lower gross margins. Also contributing to the decrease in gross margin was a trend towards less expensive, lower margin sourced product and a slight cost increase in procured product.

Total operating expenses decreased by $268, or 0.4%, compared to the first six months of the prior year. As a percentage of sales, year to date operating expenses were 29.3% compared to 27.0% in 2002. Total operating expenses as a percentage of sales will decline as sales return to expected levels.

Other income for the period was $1,058 compared to $5,232 for the six months ended July 27, 2002. Other income for the six months ended July 27, 2002 was principally generated from insurance proceeds of $3,000 and gain on sale of Prudential stock of $1,300.

Interest expense and amortization of deferred financing costs decreased by $532 or 6.3% in the first six months of 2003 compared with the same period a year ago. The decrease is due to slightly lower average borrowings and lower prevailing interest rates. Capitalized interest was $80 for the six months ended July 26, 2003 and $55 over the same period a year ago.

Lean Manufacturing and Potential Restructuring Costs

The Company is implementing a lean manufacturing approach at its Sherrill, NY manufacturing facility in an effort to reduce manufacturing and overhead costs. In August, approximately 70 overhead positions were eliminated at the Sherrill, N.Y. flatware manufacturing operation. The affected employment primarily involved supporting positions that are no longer needed under the Company's continued conversion to a lean manufacturing system. In addition, 30 direct labor positions were reduced as a result of lower demand. The Company will record a pretax expense of $372 in the third quarter associated with these terminations. The lean manufacturing conversion is projected to be complete by April 24, 2004 and expected annual savings are $18 million. Lean manufacturing is a process that eliminates all costs that do not add value to the finished product. The savings will be achieved through the continual elimination of overhead positions and increased manufacturing efficiencies associated with lean manufacturing.

The Company is in the process of identifying opportunities to reduce costs within its manufacturing operations and is considering closing some or all of its other manufacturing facilities: Buffalo China factories in Buffalo, NY and Juarez, Mexico; flatware factory in Toluca, Mexico, hollowware factories in Vercelli, Italy and Shanghai, China. If any manufacturing facilities are closed, the Company could continue to market the affected product, using independent suppliers. The Company is accumulating and analyzing information related to the potential facility closures and has not committed to closing these manufacturing facilities. The Company is considering several factors including its ability to reduce these facilities' operating costs, ability to source production, and customer reaction. The Company's lenders will have to approve any significant asset disposals. No asset impairments have occurred as of July 26, 2003 and accordingly no costs have been recorded as of that date.

Liquidity & Financial Resources

Cash flow used by operating activities was $5,499 as compared to cash provided by operating activities of $14,270 in the first half of 2002. The net cash used for operating activities during the six months ended July 26, 2003 was primarily due to net losses and negative net working capital changes of $6,791. The net cash provided by operating activities for the six months ended July 27, 2002 was the result of net income and positive changes in working capital of $1,723.

Net cash used in investing activities was $3,170 for the six months ended July 26, 2003 compared with net cash provided of $4,418 for the same period of 2002. Net cash used in investing activities for the six months ended July 26, 2003 primarily related to capital expenditures supporting the lean manufacturing effort in Sherrill, NY and manufacturing equipment purchases. Capital spending for the remainder of 2003 is anticipated to be approximately $4,100. Net cash provided in investing activities for the six months ended July 27, 2002 are the result of the sale of marketable equity securities offset by capital expenditures.

Net cash provided by financing activities was $8,154 for the six months ended July 26, 2003 compared to net cash used by financing activities of $28,067 in the first half of 2002. Net cash provided by financing activities for the six months ended July 26, 2003 was primarily related to borrowings under the revolving credit agreement. The net cash used in financing activities for the six months ended June 27, 2002 was primarily related to debt reduction.

In April 2003, the Company and its required lenders entered into amendments to the revolving credit and note agreements. The amendments extend the maturity to May 31, 2005 from February 1, 2004, adjust certain financial covenants and prohibit payment of dividends on common stock. In addition, the commitment under the revolving credit facility reduced to $225,000 upon signing of the amendment with further reductions to $220,000 on July 25, 2003, $215,000 on November 3, 2003, $205,000 on January 30, 2004, $185,000 on February 7, 2004, $175,000 on
May 3, 2004 and $165,000 on November 1, 2004.

These facilities contain certain financial covenants, including a restriction limiting the Company's total debt outstanding to a pre-determined multiple of the prior rolling twelve months earnings before interest, taxes, deprecation and amortization. A default in compliance with these covenants, if unremedied, could cause the lenders to declare the principal outstanding to be payable immediately. As of July 26, 2003 the Company was in violation of the interest coverage ratio, leverage ratio and net worth covenants and received waivers from its required lenders. The Company will pay $28 in compensation for these waivers. More restrictive covenants must be met as of October 25, 2003 and it is probable that the Company will fail to meet those covenants and, as such, the outstanding borrowings are classified as current. The Company intends to request amendments to the existing revolving credit and note agreements to incorporate a number of changes. These changes include the amendment of the financial covenants to permit the transactions associated with the potential restructuring plan previously discussed. In the event that the existing revolving credit and note agreements cannot be amended or appropriate waivers are not obtained, the Company may not have sufficient liquidity to support future operations.


The aggregate amounts of long term debt maturities due each year are as follows:

                  Year Ended January 2004 ..... $230,295
                                     2005 ......... $575
                                     2006 ....... $1,493
                                     2007 ......... $913
                                     2008 .......... $21
                                     2009 .......... $22
                                     After ......... $32


Working capital was $(36,637) as of July 26, 2003 as compared to $184,524 at January 25, 2003. The decrease in working capital as of July 26, 2003 was caused by the current classification of the revolving credit and note agreements. As of July 26, 2003 the Company had unused bank lines of credit of $11,600. Under the provisions of the amended revolving credit and note agreements, at July 26, 2003 the Company was able to declare dividends on its 6% Cumulative Preferred Stock up to $32 per quarter. However, no dividend was declared on the preferred stock for the first or second quarter of 2003.


In order to improve profitability and liquidity, the Company is implementing lean manufacturing and improving production efficiencies as well as reducing headcount in the Sherrill, NY manufacturing facility. Additionally, the Company is in the process of identifying additional opportunities, which may include further headcount reductions and the potential closure of inefficient facilities. If any manufacturing facilities are closed, the Company could continue to market the affected product, using independent suppliers. The results of the Company's actions are intended to reduce costs, increase the Company's liquidity and better position the Company to compete under the current economic conditions. If any facilities are closed, the related assets could be liquidated, contingent on the approval by the Company's lenders.

Provided the above amendments or waivers are obtained, management believes there is sufficient liquidity to support the Company's funding requirements over the next year from future operations as well as from available bank lines of credit. The Company may need to raise additional capital to reduce its outstanding debt obligations as required by the amended agreements. Our revenue and costs may be dependent upon factors that are not within our control. Due to the uncertainty of these factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and such variations could affect our future liquidity. Should factors differ materially, management may delay capital expenditures, reduce overhead, selling, distribution and administrative expenses, or seek alternative financing.


Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently does not hold any financial instruments that should be considered for transition from equity to liabilities. The Company will continue to evaluate for application under the standard.

On January 17, 2003 the FASB issued Financial Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." The objective of FIN No. 46 is to improve financial reporting by companies involved with variable interest entities. FIN No. 46 changes certain consolidation requirements by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements apply to entities created before February 1, 2003, no later than the beginning of the first fiscal year or interim period beginning after June 15, 2003. The Company does not expect the adoption of this standard to have a material impact on its financial condition or results of operations.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation" to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

ITEM 3.

Quantitative and Qualitative Disclosures about Market Risk.

The Company's market risk is impacted by changes in interest rates and foreign currency exchange rates. Pursuant to the Company's policies, the Company does not hold or issue any significant derivative financial instruments.

The Company's primary market risk is interest rate exposure in the United States. Historically, the Company manages interest rate exposure through a mix of fixed and floating rate debt. The majority of the Company's debt is currently at floating rates. Based on floating rate borrowings outstanding at July 2003, a 1% change in the rate would result in a corresponding change in annualized interest expense of $2.0 million.

ITEM 4.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and our Chief Financial Officer have carried out an evaluation, with the participation of the Company's management, of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period. Based upon that evaluation, each has concluded that the Company's "disclosure controls and procedures" are effective to insure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and regulations.

Changes in Internal Controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, nor any significant deficiencies or material weaknesses in such controls requiring corrective action, subsequent to the date of their evaluation.

Forward Looking Information

With the exception of historical data, the information contained in this Form 10-Q, as well as those other documents incorporated by reference herein, may constitute forward-looking statements, within the meaning of the Federal securities laws, including but not limited to the Private Securities Litigation Reform Act of 1995. As such, the Company cautions readers that changes in certain factors could affect the Company's future results and could cause the Company's future consolidated results to differ materially from those expressed or implied herein. Such factors include, but are not limited to: changes in national or international political conditions; civil unrest, war or terrorist attacks; general economic conditions in the Company's own markets and related markets; difficulties or delays in the development, production and marketing of new products; the impact of competitive products and pricing; certain assumptions related to consumer purchasing patterns; significant increases in interest rates or the level of the Company's indebtedness; ; inability of the Company to maintain sufficient levels of liquidity; failure of the Company to obtain needed waivers and/or amendments relative to its financing agreements;; foreign currency fluctuations; major slowdowns in the retail, travel or entertainment industries; the loss of several of the Company's key executives, major customers or suppliers; underutilization of, or negative variances at, some or all of the Company's plants and factories; the Company's failure to achieve the savings and profit goals of any planned restructuring or reorganization programs; international health epidemics such as the SARS outbreak; the impact of changes in accounting standards; potential legal proceedings; changes in pension and medical benefit costs; and the amount and rate of growth of the Company's selling, general and administrative expenses.





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       ONEIDA LTD.
                                                       (Registrant)


Date: September 9, 2003

                                                       /s/ GREGG R. DENNY
                                                       -----------------------
                                                       Gregg R. Denny
                                                       Chief Financial Officer