Form 10-Q
period 2003-10-25
ONEIDA LTD
filed 2003-12-10
CIK 74585

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 25, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of December 5, 2003: 16,645,563

                                   ONEIDA LTD.
                                    FORM 10-Q
              FOR THE THREE AND NINE MONTHS ENDED OCTOBER 25, 2003


                                      INDEX



PART I   FINANCIAL INFORMATION

         ITEM 1.  CONSOLIDATED STATEMENTS OF OPERATIONS

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

                           None.

         ITEM 5.  OTHER INFORMATION

                           None.


         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:
    10(a)      Limited Waiver and Amendment No. 5 to Amended and Restated Credit
               Agreement dated as of April 27, 2001 between Oneida Ltd.,
               JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank) and the various lenders named in the Agreement. The Limited
               Waiver and Amendment No. 5 is dated as of October 31, 2003.

    10(b)      Limited Waiver and Amendment No. 4 to 2001 Amended and Restated
               Note Purchase Agreement dated as of May 31 2001, between Oneida
               Ltd., THC Systems, Inc., Allstate Life Insurance Company,
               Allstate Insurance Company and Pacific Life Insurance Company.
               The Limited Waiver and Amendment No. 4 is dated as of October 31,
               2003.

    10(c)      Limited Waiver and Amendment No. 6 to Amended and Restated Credit
               Agreement dated as of April 27, 2001 between Oneida Ltd.,
               JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank) and the various lenders named in the Agreement. The Limited
               Waiver and Amendment No. 6 is dated as of November 21, 2003.

    10(d)      Limited Waiver to 2001 Amended and Restated Note Purchase
               Agreement dated as of May 31 2001, between Oneida Ltd., THC
               Systems, Inc., Allstate Life Insurance Company, Allstate
               Insurance Company and Pacific Life Insurance Company. The Limited
               Waiver is dated as of November 21, 2003.

    10(e) Amendment No. 2 to Pledge Agreement dated as of April 27, 2001 between Oneida Ltd., the subsidiaries of Oneida Ltd. which are signatories to the Agreement and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as collateral agent for the Secured Parties named in the Agreement. Amendment No. 2 is dated as of November 20, 2003.

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

(b) Current Reports on Form 8-K:

    A Form 8-K, dated as of August 27, 2003, was filed August 27, 2003, under
    Item 9, relating to a Press Release in which the Company disclosed selected, unaudited financial information related to the second quarter of its fiscal year ended January 2004.

SIGNATURES


                                    PART I

ITEM 1.

                                  ONEIDA LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                         FOR THE                FOR THE
                                    THREE MONTHS ENDED      NINE MONTHS ENDED
(Dollars in Thousands except         OCT 25,    OCT 26,     OCT 25,   OCT 26,
   per share amounts)                 2003       2002        2003      2002
                                    --------   --------    --------  --------
REVENUES:
  Net sales ....................    $117,146   $126,898    $331,304  $358,748
  Licensing fees ...............         354        324       1,044     1,003
                                    --------   --------    --------  --------
TOTAL REVENUES .................     117,500    127,222     332,348   359,751

COSTS AND EXPENSES:
  Cost of sales (Note 9) .......      99,055     86,627     253,946   243,536
  Selling, distribution and
   administrative expenses .....      32,878     33,004      96,536    96,555
  Restructuring charges (Note 4)      10,050                 10,050
  Impairment loss on depreciable
   assets (Notes 6,7)                 17,519                 17,519
  Impairment loss
   on Goodwill (Note 7)                1,300                  1,300
                                    --------   --------    --------  --------
TOTAL COSTS AND EXPENSES .......     160,802    119,631     379,351   340,091

LOSS (GAIN) ON SALE OF
  FIXED ASSETS .................      (2,842)        13      (2,773)       39
                                    --------   --------    --------  --------
INCOME (LOSS) FROM OPERATIONS ..     (40,460)     7,578     (44,230)   19,621
Other income ...................          89         66         970     5,000
Other expense ..................         572        649       1,009     1,890
Interest and amortization of
 deferred financing costs ......       3,966      4,475      11,897    12,938
                                    --------   --------    --------  --------
INCOME (LOSS) BEFORE INCOME TAXES    (44,909)     2,520     (56,166)    9,793
PROVISION FOR
  INCOME TAXES (Note 2) ........      29,856        929      25,691     3,640
                                    --------   --------    --------  --------
NET INCOME (LOSS) ..............    $(74,765)  $  1,591    $(81,857) $  6,153
                                    ========   ========    ========  ========
EARNINGS PER SHARE OF COMMON STOCK:
  Net income (loss):
    Basic ......................      $(4.50)    $  .09      $(4.94)    $ .37
    Diluted (NOTE 3)............       (4.50)       .09       (4.94)      .37
SHARES USED IN PER SHARE DATA:
    Basic ......................      16,631     16,543      16,588    16,538
    Diluted (NOTE 3) ...........      16,631     16,579      16,588    16,577
CASH DIVIDENDS DECLARED (Common)        $.00       $.02        $.02      $.06

See notes to consolidated financial statements.

                                   ONEIDA LTD.
                           CONSOLIDATED BALANCE SHEETS
                      OCTOBER 25, 2003 AND JANUARY 25, 2003
                             (Dollars in Thousands)


                                                         OCT 25,    JAN 25,
                                                           2003       2003
                                                       (Unaudited) (Unaudited)
                                                        ---------   ---------
ASSETS

 CURRENT ASSETS:
  Cash...............................................    $ 11,541     $  2,653
  Accounts receivable, net of allowance for doubtful.
   accounts of $2,883 and $2,963 ....................      71,278       75,810
  Other accounts and notes receivable ...............       1,872        2,196
  Inventories:
   Finished goods ...................................     134,006      145,836
   Goods in process .................................      10,974       12,531
   Raw materials and supplies .......................       9,185        9,206
                                                         --------     --------
    Total inventory .................................     154,165      167,573
                                                         --------     --------
  Other current assets ..............................       2,334        8,515
  Assets held for sale ..............................       3,199
                                                         --------     --------
     Total current assets ...........................     244,389      256,747
                                                         --------     --------
 PROPERTY, PLANT AND EQUIPMENT-At cost:
  Land and buildings ................................      65,524       70,265
  Machinery and equipment ...........................     148,606      156,513
  Tooling ...........................................      27,314       30,727
  Less accumulated depreciation .....................    (163,788)    (155,139)
                                                         --------     --------
     Property, plant and equipment-net...............      77,656      102,366
                                                         --------     --------
 OTHER NON-CURRENT ASSETS:
  Goodwill ..........................................     133,818      133,944
  Deferred income taxes .............................                   18,575
  Other assets ......................................      15,251       13,488
                                                         --------     --------
      TOTAL .........................................    $471,114     $525,120
                                                         ========     ========


  See notes to consolidated financial statements.

                                   ONEIDA LTD.
                           CONSOLIDATED BALANCE SHEETS
                      OCTOBER 25, 2003 AND JANUARY 25, 2003


                                                        (Dollars in Thousands)

                                                         OCT 25,       JAN 25,
                                                           2003         2003
                                                       (Unaudited)   (Unaudited)
                                                        ---------     ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
  Short-term debt ..............................         $  6,117     $  8,510
  Accounts payable .............................           29,230       25,711
  Accrued liabilities ..........................           41,578       35,459
  Dividends payable ............................                           363
  Current installments of long-term debt .......          237,572        6,406
                                                         --------     --------
     Total current liabilities .................          314,497       76,449
                                                         --------     --------
 LONG-TERM DEBT ................................                       219,037
                                                         --------     --------
 OTHER NON-CURRENT LIABILITIES:
  Accrued postretirement liability .............           62,410       59,708
  Accrued pension liability ....................           17,777       20,045
  Deferred income taxes ........................            6,204
  Other liabilities ............................           20,072       20,492
                                                         --------     --------
     Total .....................................          106,463      100,245
                                                         --------     --------
 STOCKHOLDERS' EQUITY:
  Cumulative 6% preferred stock; $25 par
   value; authorized 95,660 shares, issued
   86,036 shares, callable at $30 per share ....            2,151        2,151
  Common stock $1 par value; authorized
   48,000,000 shares, issued 17,882,382
   and 17,836,571 shares .......................           17,883       17,837
  Additional paid-in capital ...................           84,557       84,318
  Retained earnings (deficit) ..................          (14,391)      68,407
  Accumulated other comprehensive loss .........          (16,819)     (19,190)
  Less cost of common stock held in treasury;
   1,237,677 shares and 1,285,679 shares .......          (23,227)     (24,134)
                                                         --------     --------
    Stockholders' Equity .......................           50,154      129,389
                                                         --------     --------
      TOTAL ....................................         $471,114     $525,120
                                                         ========     ========


See notes to consolidated financial statements.

                                   ONEIDA LTD.
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED OCTOBER 25, 2003
                                 (In Thousands)


                             Accumulated
                                Comp.                               Add'l
                               Income    Common   Common   Pref'd   Paid-in   Retained
(Unaudited)                    (Loss)    Shares    Stock    Stock   Capital   Earnings
                            ----------------------------------------------------------
Balance at Jan 25, 2003..                17,837  $17,837   $2,151   $84,318   $68,407
Exercise of stock
 options ................                    46       46                239
Contribution of treasury
 shares to ESOP .........                                                        (578)
Cash dividends declared
 ($.02 per share) .....                                                          (363)
Net loss  ..............      $(81,857)                                       (81,857)
Cumulative translation
 adjustment .............        2,371
                               -------
Comprehensive loss .....      $(79,486)
                               =======
                                         --------------------------------------------
Balance at Oct 25, 2003 .                17,883  $17,883   $2,151   $84,557  $(14,391)
                                         ============================================



                             Accumulated
                             Other Comp            Treasury
                             Income(Loss)            Stock
                            ---------------------------------------------------------
Balance at Jan 25, 2003..     $(19,190)            $(24,134)
Contribution of treasury
 shares to ESOP .........                               907
Cumulative translation
 adjustment .............        2,371
                            --------------------------------------------------------
Balance at Oct 25, 2003..     $(16,819)            $(23,227)
                            ========================================================


See notes to consolidated financial statements.

                                   ONEIDA LTD.
                        CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED OCTOBER 26, 2002
                                 (In Thousands)


                            Accumulated                              Add'l
                               Comp.     Common   Common   Pref'd   Paid-in   Retained
(Unaudited)                   Income     Shares    Stock    Stock   Capital   Earnings
                            ----------------------------------------------------------
Balance at Jan 26, 2002..                17,809  $17,809   $2,151   $83,965   $60,638
Exercise of stock
 options ................                    20       20                186
Cash dividends declared
   ($.06 per share) .....                                                      (1,089)
Net income ..............      $ 6,153                                          6,153
Cumulative translation
 adjustment .............        1,261
                               -------
Comprehensive income ....      $ 7,414
                               =======
                                         --------------------------------------------
Balance at Oct 26, 2002..                17,829  $17,829   $2,151   $84,151   $65,702
                                         ============================================



                            Accumulated
                             Other Comp            Treasury
                             Income(Loss)            Stock
                             --------------------------------------------------------
Balance at Jan 26, 2002..     $(16,328)            $(24,134)
Cumulative translation
 adjustment .............        1,261
                             --------------------------------------------------------
Balance at Oct 26, 2002..     $(15,067)            $(24,134)
                             ========================================================


See notes to consolidated financial statements.

                                   ONEIDA LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED OCTOBER 25, 2003 AND OCTOBER 26, 2002
                                   (Unaudited)


          (In Thousands)                               FOR THE NINE  MONTHS ENDED
                                                           OCT 25,     OCT 26,
                                                            2003         2002
                                                          --------    --------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss) ..................................   $(81,857)    $ 6,153
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization .....................     11,094      12,566
   Loss (gain) on sale of fixed assets ...............     (2,773)         39
   Inventory charge ..................................     12,506
   Restructuring charge ..............................     10,050
   Impairment charge .................................     18,819
   Deferred income taxes .............................     24,627         (16)
  Changes in operating assets and liabilities:
    Accounts receivable ..............................      6,419      (1,015)
    Inventories ......................................      2,785     (11,945)
    Other current assets..............................      4,078      (1,056)
    Other assets .....................................     (4,526)     (4,196)
    Accounts payable .................................      3,217       2,696
    Accrued liabilities ..............................     (3,472)     (3,139)
    Other liabilities ................................     (2,479)      5,331
                                                          -------     -------
      Net cash (used in) provided by operating
          activities ....................................  (1,512)      5,418
                                                          -------     -------
CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures ...............................     (4,326)     (6,796)
  Proceeds from sale of fixed assets .................      4,484         430
  Proceeds from sale of marketable securities ........                  8,399
                                                          -------     -------
      Net cash provided by investing
       activities .. .................................        158       2,033
                                                          -------     -------
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock .............        285        206
  Decrease in short-term debt ........................     (2,535)       (774)
  Increase (decrease) in long-term debt ..............     11,827     (15,494)
  Dividends paid .....................................       (363)     (1,089)
                                                          -------     -------
         Net cash provided by (used in) financing
          activities ....................................   9,214     (17,151)
                                                          -------     -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ..............      1,028       1,261
                                                          -------     -------
NET INCREASE (DECREASE) IN CASH ......................      8,888      (8,439)
CASH AT BEGINNING OF YEAR ............................      2,653      11,112
                                                          -------     -------
CASH AT END OF PERIOD ................................    $11,541     $ 2,673
                                                          =======     =======
NON-CASH CONTRIBUTION OF TREASURY SHARES TO ESOP .....       $907



See notes to consolidated financial statements.

                                   ONEIDA LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Thousands)


1. The consolidated financial statements for the three and nine months ended October 25, 2003 and October 26, 2002 are unaudited; in the opinion of management such unaudited statements include all adjustments (which comprise only normal recurring accruals except as described elsewhere herein, see Notes 5, 6, 7, and 9) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended October 25, 2003 are not necessarily indicative of the results of operations to be expected for the year ending January 31, 2004. The interim financial information does not include all information required by accounting principles generally accepted in the United States for complete financial presentation. The consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the years ended in January 2003 and 2002 included in the Company's January 25, 2003 Annual Report to the Securities and Exchange Commission on Form 10-K. The January 25, 2003 balance sheet data was derived from audited financial statements.

The Company may need to raise additional capital to reduce its outstanding debt obligations as required by the amended revolving credit and note agreements. Our revenue and costs may be dependent upon factors that are not within our control. Due to the uncertainty of these factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and such variations could affect our future liquidity. Should factors differ materially, management may delay capital expenditures, reduce overhead, selling, distribution and administrative expenses, sell assets or seek alternative financing. Provided the above amendments or waivers are obtained, operating results improve as a result of the restructuring activities and implementation of lean manufacturing, and the additional capital raised, management believes there will be sufficient liquidity to support the Company's funding requirements over the next year from future operations as well as from available bank lines of credit. If the amendments or waivers are not received, potential additional capital not raised, or operating results do not improve, the Company may not continue as a going concern.

Certain reclassifications have been made to the prior year's information to conform to the current year presentation. In 2002, shipping and handling costs have been reclassified from net sales to cost of sales. This reclassification resulted in an increase in net sales and cost of sales of $2,415 and $6,842 for the three and nine months ended October 26, 2002, respectively. Selling expense for the company owned retail shops in the UK has been reclassified from cost of sales to selling, distribution and administrative expenses. This reclassification resulted in a decrease in cost of sales and an increase in selling, distribution and administrative expenses of $597 and $1,722 for the three and nine months ended October 26, 2002, respectively. Additionally, amortization of deferred financing costs has been reclassified from other expense to interest and amortization of deferred financing costs. This reclassification resulted in a decrease in other expense and an increase in interest and amortization of deferred financing costs of $434 and $1,020 for the three and nine months ended October 26, 2002, respectively.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation" to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

Application of the fair-value based accounting provision of SFAS 123 results in the following pro forma amounts of net income (loss) and earnings (loss) per share for the three and nine months ended October 25, 2003 and October 26, 2002:


                                         (Thousands Except Per Share Amounts)
                                       Three Months Ended     Nine Months Ended
                                        Oct 25,    Oct 26,    Oct 25,    Oct 26,
                                         2003       2002       2003       2002
                                       --------   --------   --------    -------
Net income (loss), as reported         $(74,765)    $1,591   $(81,857)   $6,153

Deduct: Total stock-based
  employee compensation expense
  determined under Black-Scholes
  option pricing model, net of
  related income tax effect                (634)      (862)    (1,901)   (2,587)
                                       ---------   --------  ---------   -------
Pro forma net income (loss)            $(75,399)     $ 729   $(83,758)   $3,566

Earnings (loss) per share:
         As reported:  Basic             $(4.50)     $ .09     $(4.94)   $  .37
                       Diluted            (4.50)       .09      (4.94)      .37

         Pro forma:    Basic              (4.54)       .04      (5.06)      .21
                       Diluted            (4.54)       .04      (5.06)      .21


There was no stock based employee compensation expense included in the Consolidated Statements of Operations for any of the periods presented.

2. As a result of restructuring costs incurred during the three months ended October 25, 2003, the Company recorded a non-cash charge to establish a valuation allowance of $39,452 against net deferred tax assets of $33,248 (the Company is required to exclude deferred tax liabilities relative to indefinite long-lived intangibles from the calculation). The charge was calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109), which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Evidence, such as operating results during the most recent three-year period, is given more weight when due to our current lack of visibility, there is a greater degree of uncertainty that the level of future profitability needed to record the deferred tax assets will be achieved. Our results over the most recent three-year period were heavily affected by our recent business restructuring activities. The Company's cumulative loss in the most recent three-year period, inclusive of the loss for the quarter ended October 25, 2003, represented sufficient negative evidence to require a valuation allowance under the provisions of SFAS 109. The Company will maintain a valuation allowance until sufficient positive evidence exists to support its reduction or reversal.

During the three months ended October 25, 2003, the Company provided $5,510 of deferred tax expense on $14,891 of retained earnings of certain international subsidiaries. The charge was recorded in accordance with the provisions of APB 23, Accounting for Income Taxes - Special Areas. An income tax provision had not been recorded previously as it was determined that these earnings would be reinvested in properties and plants and working capital. Restructuring activities taking place in the quarter ended October 25, 2003 have changed that determination. Deferred taxes on retained earnings of the remaining international subsidiaries have not been recognized as the income is determined to be permanently reinvested.

The following table summarizes our provision for income taxes and the related effective tax rates for the current three and nine months ended October 25, 2003 and October 26, 2002:


                                                      (Thousands)
                                       Three Months Ended      Nine Months Ended
                                        Oct 25,   Oct 26,      Oct 25,  Oct 26,
                                         2003      2002         2003     2002

Income (Loss) before income taxes ... $(44,909)   $2,520     $(56,166)  $9,793
Provision for income taxes ..........   29,856       929       25,691    3,640
Effective tax rate ..................   (66.48)%   36.87%      (45.74)%  37.17%

The effective tax rate for the three and nine months ended October 25, 2003 was significantly more than the U.S. statutory rate primarily due to recognition of a deferred tax liability for certain unrepatriated foreign earnings of $5,510 under APB 23, Accounting for Income Taxes - Special Areas, and a non-cash charge of $39,452 to provide a full valuation allowance on our remaining net deferred tax assets. The Company also recorded in the third quarter of 2003, a tax benefit of $748, which reflects the impact through nine months of the carryback of a U.S. loss to recover prior year taxes. The effective tax rate for the three and nine months ended October 26, 2002 was higher than the U.S. statutory rate primarily due to non-deductible financial expense items for tax.

3. Basic and diluted earnings per share are presented for each period in which a statement of operations is presented. Basic earnings per share is computed by dividing net (loss) income less preferred stock dividends by the weighted average shares actually outstanding for the period. Diluted earnings per share includes the potentially dilutive effect of shares issuable under the employee stock purchase and incentive stock option plans.

The preferred dividends in arrears for the three months ended October 25, 2003 is $32, or $.375 per cumulative preferred stock share.

The following is a reconciliation of basic (loss) earnings per share to diluted
(loss) earnings per share for the three months ended October 25, 2003 and October 26, 2002:


                            Net     Preferred     Adjusted             Earnings
                           Income    Stock       Net Income   Average   (Loss)
                           (Loss)   Dividends      (Loss)      Shares  Per Share
--------------------------------------------------------------------------------
2003:
Basic earnings (loss)
 per share ............. $(74,765)    $(32)     $(74,797)      16,631   $(4.50)
Effect of stock options.
Diluted earnings (loss)
 per share .............  (74,765)     (32)      (74,797)      16,631    (4.50)
--------------------------------------------------------------------------------
2002:
Basic earnings
 per share .............   $1,591     $(32)       $1,559       16,543     $.09
Effect of stock options.                                           36
Diluted earnings
 per share .............    1,591      (32)        1,559       16,579      .09
--------------------------------------------------------------------------------


The preferred dividends in arrears for the nine months ended October 25, 2003 is $97, or $1.13 per cumulative preferred stock share.

The following is a reconciliation of basic (loss) earnings per share to diluted
(loss) earnings per share for the nine months ended October 25, 2003 and October 26, 2002:


                            Net     Preferred     Adjusted             Earnings
                           Income    Stock       Net Income   Average   (Loss)
                           (Loss)   Dividends      (Loss)      Shares  Per Share
--------------------------------------------------------------------------------
2003:
Basic earnings (loss)
 per share ............. $(81,857)    $(97)     $(81,954)      16,588   $(4.94)
Effect of stock options.
Diluted earnings (loss)
 per share .............  (81,857)     (97)      (81,954)      16,588    (4.94)
--------------------------------------------------------------------------------
2002:
Basic earnings
 per share .............   $6,153     $(97)       $6,056       16,538     $.37
Effect of stock options.                                           39
Diluted earnings
 per share .............    6,153      (97)        6,056       16,577      .37
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

These facilities contain certain financial covenants, including a restriction limiting the Company's total debt outstanding to a pre-determined multiple of the prior rolling twelve months earnings before interest, taxes, deprecation and amortization. A default in compliance with these covenants, if unremedied, could cause the lenders to declare the principal outstanding to be payable immediately. As of October 25, 2003, the Company was in violation of the interest coverage ratio, leverage ratio and net worth covenants and received waivers from its required lenders that expired November 21, 2003. The waivers also postponed the $5 million reduction in the revolving credit facility until November 21, 2003. The Company did not pay any compensation for these waivers. The Company's senior note holders agreed to defer until November 21, 2003 a $3.9 million payment that was due October 31, 2003. On November 21, 2003, the Company obtained further waivers from its lenders in regard to the interest coverage ratio, leverage ratio and net worth covenants, and $5 million reduction in the revolving credit facility until December 12, 2003. The Company did not pay any compensation for these waivers. In addition, the senior note holders have agreed to further defer the $3.9 million payment until December 12, 2003. At that time, the Company expects to have provided lenders with updated financial information regarding operations and restructuring plans and request amendments to the existing revolving credit and note agreements to incorporate a number of changes. These changes include the amendment of the financial covenants to permit certain transactions. The Company anticipates there will be a further deferral of the reductions and payments until such amendments are agreed upon. The Company's outstanding borrowings are classified as current as the amendment has not been agreed upon and more restrictive covenants must be met as of January 31, 2004 under the existing agreement and it is probable that the Company will fail to meet those covenants.

As of October 25, 2003 the Company had unused bank lines of credit of $7,000. Under the provisions of the amended revolving credit and note agreements, at October 25, 2003, the Company was able to declare dividends on its 6% Cumulative Preferred Stock up to $32 per quarter. However, no dividend was declared on the preferred stock for the first three quarters of 2003.

In addition to the restructuring described in Note 4, the Company is continuing its implementation of lean manufacturing and improving efficiencies as well as reducing headcount in the Sherrill, NY manufacturing facility. The results of the Company's actions are intended to reduce costs, increase the Company's liquidity and better position the Company to compete under the current economic conditions. The Company intends to liquidate the facilities that will shut down as a result of the restructuring.

The Company may need to raise additional capital to reduce its outstanding debt obligations as required by the amended revolving credit and note agreements. Our revenue and costs may be dependent upon factors that are not within our control. Due to the uncertainty of these factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and such variations could affect our future liquidity. Should factors differ materially, management may delay capital expenditures, reduce overhead, selling, distribution and administrative expenses, sell assets or seek alternative financing. Provided the above amendments or waivers are obtained, operating results improve as a result of the restructuring activities and implementation of lean manufacturing, and the additional capital raised, management believes there will be sufficient liquidity to support the Company's funding requirements over the next year from future operations as well as from available bank lines of credit. If the amendments or waivers are not received, potential additional capital not raised, or operating results do not improve, the Company may not continue as a going concern.

5. As a result of the substantial inefficiencies in plant operations which led to negative manufacturing variances, it was determined at the end of the third quarter to close the following factories: Buffalo China dinnerware factory and decorating facility in Buffalo NY; dinnerware factory in Juarez, Mexico; flatware factory in Toluca, Mexico; hollowware factory in Shanghai China; and hollowware factory in Vercelli, Italy. The Company will continue to market the products from these sites, using independent suppliers. The factory closings are expected to be completed during the fourth quarter of Oneida's current fiscal year. Additionally, the warehouse located in Niagara Falls, Canada will be closed. The Company's restructuring plans are intended to reduce costs, increase the Company's liquidity and better position the Company to compete under the current economic conditions. Under the restructuring, 1,134 employees will be terminated and termination benefits have been recorded in accordance with contractual agreements or statutory regulations.


--------------------------------------------------------------------------------------
                                                 Amount accrued in
                                 Total Amount     the three months      Cumulative
                                 Expected to     ended October 27,      incurred to
                                 be Incurred            2003               date
--------------------------------------------------------------------------------------
Termination benefits               $10,048            $10,048             $10,048
--------------------------------------------------------------------------------------
Other associated costs                $928                 $2                  $2
--------------------------------------------------------------------------------------

Other associated costs include expenses related to the dissolution of the Maquiladora programs in Mexico.

At October 25, 2003, outstanding liabilities related to the restructuring totaled $10,050 and are included in accrued liabilities in the accompanying Balance Sheets. There have been no restructuring related costs paid or otherwise settled. It is expected that termination benefits will paid by May 31, 2004.

6. In conjunction with the closures associated with the restructuring described in Note 4, the Company performed an evaluation in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long Lived Assets (FASB 144), to determine if the fixed assets were subject to an impairment loss. Due to the negative cash flow it was determined that an impairment existed and as a result, the Company valued the assets at fair market value. An impairment charge of $11,382 was identified and recorded in the statement of operations under the caption "Impairment loss on depreciable assets" for the three months and nine months ended October 25, 2003. The Buffalo China manufacturing assets are held for sale in the consolidated balance sheet at October 25, 2003 in the amount of $3,199.

In conjunction with the Company's effort to reduce SKUs and operate in a profitable and cost efficient fashion, several glass and crystal product lines have been discontinued. Additionally, domestic metalware production has been reengineered under the lean manufacturing effort and certain patterns have been outsourced. The Company performed a FASB 144 evaluation to determine if the fixed assets associated with these product lines were subject to an impairment loss. Due to the negative cash flow, it was determined that an impairment existed. The fixed assets are specific to these product lines and do not have a market and therefore no market value, and as a result, an impairment charge of $4,385 was identified. The charge is recorded in the statement of operations under the caption "Impairment loss on depreciable assets" for the three months and nine months ended October 25, 2003.

As a result of the reduced operating results and negative cash flow associated with the Oneida Home outlet stores (the "Stores"), the Company performed a FASB 144 evaluation to determine if the fixed assets were subject to a possible impairment loss. Due to the negative cash flow it was determined that an impairment existed. The impaired fixed assets are designed and manufactured specifically for the Stores or are improvements made to leased facilities and as a result, they do not have a market or market value. An impairment charge of $1,222 was identified, which was recorded as a charge in the statement of operations under the caption "Impairment loss on depreciable assets" for the three months and nine months ended October 25, 2003.

The Company has land use rights in connection with its Shanghai operation. As a result of the restructuring, the Company will shut down the Shanghai operation and the land use rights are impaired. An impairment charge of $530 was identified and recorded as a charge in the statement of operations under the caption "Impairment loss on depreciable assets" for the three months and nine months ended October 25, 2003.

7. Effective January 27, 2002, the Company adopted the provisions of SFAS No. 142 (FAS 142), Goodwill and Other Intangible Assets, which requires companies to cease amortizing goodwill and certain intangible assets deemed to have an indefinite useful life. Instead, FAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life to be reviewed for impairment upon adoption of FAS 142 and annually thereafter, or if there is a triggering event. Under FAS 142, goodwill is deemed to be potentially impaired if the net book value of a reporting unit exceeds its estimated fair value.

The Company has determined that a goodwill impairment exists as of October 25, 2003 at its UK operation. Based on an independently performed valuation, the Company recognized an impairment charge of $1,300 in the third quarter of 2003. The fair value of the UK Operations was determined through a combination of three valuation analyses: business enterprise, debt and equity. The charge is recorded as a charge in the statement of operations under the caption "Impairment loss on goodwill" for the three months and nine months ended October 25, 2003.

8. In connection with the restructuring, the number of employees accumulating benefits under the defined benefit plans will be reduced significantly. Furthermore, the Company continues to reduce employment at its Sherrill, NY manufacturing facility, which also resulted in the number of employees accumulating benefits to be reduced significantly. The impact of these curtailments is a pension charge of $229 and a postretirement gain of $297, which were recorded in the three months ended October 25, 2003.

9. Included in cost of sales is a charge of $12,506 as a result of the Company's SKU rationalization program which was implemented to reduce inventory levels and warehouse space.

10. The Company's operations and assets are in one principal segment; tableware products. The Company's tableware segment is grouped around the manufacture and distribution of three major product categories: metal tableware, china dinnerware and glass tabletop products. The Company also distributes a variety of other tableware accessories. These products are sold directly to a broad base of retail outlets including department stores, mass merchandisers, Oneida Home stores and chain stores. Additionally, these products are sold to special sales markets, which include customers who use them as premiums, incentives and business gifts. The Company also sells directly or through distributors to foodservice operations worldwide, including hotels, restaurants, airlines, cruise lines, schools and healthcare facilities. The Company's operations are located in the United States, Canada, Mexico, Italy, Australia, The United Kingdom and China.

Sales by product category for the quarter and first nine months of 2003 and 2002 were as follows:

                                            (Dollars in Thousands)

Third Quarter
-------------
                          Metal     Dinnerware     Glass     Other      Total
                        --------    ----------    -------    ------    --------
2003 Net Sales          $ 67,600     $ 36,900     $ 9,600    $3,046    $117,146
2002 Net Sales            73,200       43,200       8,300     2,198     126,898

Year to date
------------
                          Metal     Dinnerware     Glass     Other      Total
                        ---------   ----------    -------    ------    --------
2003 Net Sales          $199,800     $101,600     $23,900    $6,004    $331,304
2002 Net Sales           215,300      113,900      23,200     6,348     358,748


11. In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently does not hold any financial instruments that should be considered for transition from equity to liabilities.

On January 17, 2003 the FASB issued Financial Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities. The objective of FIN No. 46 is to improve financial reporting by companies involved with variable interest entities. FIN No. 46 changes certain consolidation requirements by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Interpretation outlines disclosure requirements for variable interest entities in existence prior to January 31, 2003, and requires consolidation of variable interest entities created after January 31, 2003. In addition, the Interpretation requires consolidation of variable interest entities created prior to January 31, 2003 for fiscal periods beginning after December 15, 2003. The Company does not expect the adoption of this standard to have a material impact on its financial condition or results of operations.

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  Quarter ended October 25, 2003 compared with
                       the quarter ended October 26, 2002
                                 (In Thousands)
Operations

Net Sales by Product Line:

                         Three Months Ended October
                           2003     2002   %Change
                         -------   -------  ------
Metal products.......   $ 67,600  $ 73,200   (7.7)
Dinnerware products..     36,900    43,200  (14.6)
Glass products.......      9,600     8,300   15.7
Other Products.......      3,046     2,198   38.6
                        --------  --------   -----
  Total...............  $117,146  $126,898   (7.7)
                        ========  ========   =====

Quarterly Review

Consolidated net sales for the quarter ended October 25, 2003 decreased by $9,752 or 7.7% over the same period a year ago. Metal products net sales decreased by $5,600 or 7.7% over the second quarter of 2002. Dinnerware products net sales decreased by $6,300 or 14.6% over the same period a year ago. The sales decline in metal and dinnerware is mainly attributable to the economic climate as consumer confidence remains weak and the hotel and restaurant industries continue to be soft. Glass products net sales increased by $1,300 or 15.7% and other products net sales increased by $848 or 38.6% over the third quarter of 2002 as a result of an aggressive pricing strategy.

Gross margin as a percentage of net sales was 15.4% in the third quarter of 2003 as compared to 31.7% for the same period of 2002. Lower net sales resulted in the manufacturing plants operating at lower volumes generating inefficiencies and unfavorable factory and related variances of $10.8 million. Also contributing to the decrease in gross margin and factory utilization was a trend towards less expensive, lower margin sourced product. In conjunction with the Company's focus on reducing warehousing costs and inventory levels, an inventory charge of $12,506 was recorded to adjust certain inventory to its expected net realizable value. The identified inventory will be aggressively marketed through non traditional channels and liquidators.

Total selling, distribution and administrative expenses were flat compared to the same quarter last year. As a percentage of sales, operating expenses were 28.1% compared to 26.0% in 2002. Total operating expenses as a percentage of sales will decline as sales return to expected levels.

Gain on sale of fixed assets was $2,842 for the quarter ended October 25, 2003 compared to a loss of $13 a year ago. The gain was principally generated on the sale of non-operating assets.

Interest expense and amortization of deferred financing costs decreased by $509 or 11.4% in the third quarter of 2003 compared with the same period a year ago. Capitalized interest was $40 in the quarter ended 2003 and $31 over the same period a year ago.

As a result of restructuring costs incurred during the three months ended October 25, 2003, the Company recorded a non-cash charge to establish a valuation allowance of $39,452 against net deferred tax assets of $33,248 (the Company is required to exclude deferred tax liabilities relative to indefinite long-lived intangibles from the calculation). The charge was calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109) which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Evidence, such as operating results during the most recent three-year period, is given more weight when due to our current lack of visibility, there is a greater degree of uncertainty that the level of future profitability needed to record the deferred tax assets will be achieved. The Company's results over the most recent three-year period were heavily affected by our recent business restructuring activities. The Company's cumulative loss in the most recent three-year period, inclusive of the loss for the quarter ended October 25, 2003, represented sufficient negative evidence to require a valuation allowance under the provisions of SFAS 109. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

During the three months ended October 25, 2003, the Company provided $5,510 of deferred tax expense on $14,891 of retained earnings of certain international subsidiaries. The charge was recorded in accordance with the provisions of APB

23, Accounting for Income Taxes - Special Areas. An income tax provision had not been recorded previously as it was determined that these earnings would be reinvested in properties and plants and working capital. Restructuring activities taking place in the quarter ended October 25, 2003 have changed that determination. Deferred taxes on retained earnings of the remaining international subsidiaries have not been recognized as the income is determined to be permanently reinvested.

The following table summarizes our provision for income taxes and the related effective tax rates for the third quarter ended:

                                                        (Thousands)
                                                    Three Months Ended
                                                   Oct 25,       Oct 26,
                                                    2003          2002

Income (Loss) before income taxes ...........     $(44,909)      $2,520
Provision for income taxes ..................       29,856          929
Effective tax rate ..........................       (66.48%)      36.87%

The effective tax rate for the current quarter was significantly more than the U.S. statutory rate primarily due to recognition of a deferred tax liability for certain unrepatriated foreign earnings of $5,510 under APB 23, Accounting for Income Taxes - Special Areas, and a non-cash charge of $39,452 to provide a full valuation allowance on our remaining net deferred tax assets. The Company also recorded in the third quarter of 2002, a tax benefit of $748, which reflects the impact through nine months of the carryback of a U.S. loss to recover prior year taxes. The effective tax rate for the three months ended October 26, 2002 was higher than the U.S. statutory rate primarily due to expenses that are non-deductible for tax.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                Nine Months ended October 25, 2003 compared with
                     the Nine Months ended October 26, 2002
                                 (In Thousands)
Operations

Net Sales by Product Line:

                         Nine Months Ended October
                           2003      2002  %Change
                         -------   -------  ------
Metal products.......   $199,800   $215,300  (7.2)
Dinnerware products..    101,600    113,900 (10.8)
Glass products.......     23,900     23,200   3.0
Other Products.......      6,004      6,348  (5.4)
                        --------   --------  ----
  Total...............  $331,304   $358,748  (7.6)
                        ========   ========  ====


Nine month review

Consolidated net sales for the nine months ended October 25, 2003 decreased by $27,444 or 7.6% over the same period a year ago. A sluggish economy combined with an aggressive pricing strategy utilized to maintain market share resulted in lower net sales. Metal products net sales decreased by $15,500 or 7.2% and dinnerware products net sales decreased by $12,300 or 10.8% over the same period a year ago. Glass products net sales increased by $700 or 3.0% and other products net sales decreased by $344 or 5.4% over 2002.

Gross margin as a percentage of net sales was 23.3% for the first nine months of 2003 as compared to 32.1% for the same period of 2002. The aggressive pricing strategy coupled with the manufacturing plants operating at lower volumes resulted in lower gross margins. Also contributing to the decrease in gross margin was a trend towards less expensive, lower margin sourced product and a slight cost increase in procured product. In conjunction with the Company's focus on reducing warehousing costs and inventory levels, an inventory charge of $12,506 was recorded to adjust certain inventory to its expected realizable value. The identified inventory will be aggressively marketed through non traditional channels and liquidators.

Total selling, distribution and administrative expenses were flat compared to the first nine months of the prior year.

Gain on sale of fixed assets was $2,773 for the nine months ended October 25, 2003 compared to a loss of $39 a year ago. The gain was principally generated on the sale of non-operating assets.

Other income for the period was $970 compared to $5,000 for the nine months ended October 26, 2002. Other income for the nine months ended October 26, 2002 was principally generated from insurance proceeds of $3,000 and gain on sale of Prudential stock of $1,300.

Interest expense and amortization of deferred financing costs decreased by $1,041 or 8.0% in the first nine months of 2003 compared with the same period a year ago. The decrease is due to slightly lower average borrowings and lower prevailing interest rates. Capitalized interest was $118 for the nine months ended October 25, 2003 and $87 over the same period a year ago.

As previously discussed, the Company established a full valuation allowance of $39,452 against our net deferred tax assets during the current quarter and reflected in the nine months ended October 25, 2003. The following table summarizes our provision for income taxes and the related effective tax rates for the nine months ended:

                                                          (Thousands)
                                                       Nine Months Ended
                                                      Oct 25,      Oct 26,
                                                       2003         2002

Income (Loss) before income taxes ............       (56,166)      $9,793
Provision for income taxes ...................        25,691        3,640
Effective tax rate ...........................        (45.74%)      37.17%

The effective tax rate for the nine months ended was significantly more than the U.S. statutory rate primarily due to recognition in the current quarter of a deferred tax liability of $5,510 under APB 23, a non-cash charge of $39,452 to provide a full valuation allowance on our remaining net deferred tax assets and a carryback tax benefit of $748. The effective tax rate for the nine months ended October 26, 2002 was higher than the U.S. statutory rate primarily due to expenses that are non-deductible for tax.

Restructuring & Lean Manufacturing

As a result of the substantial manufacturing inefficiencies and negative manufacturing variances, it was determined at the end of the third quarter to close the following factories: Buffalo China dinnerware factory and decorating facility in Buffalo NY; dinnerware factory in Juarez, Mexico; flatware factory in Toluca, Mexico; hollowware factory in Shanghai China; and hollowware factory in Vercelli, Italy. The Company will continue to market the products from these sites, using independent suppliers. The Juarez, Mexico; Toluca, Mexico; Shanghai, China; and Vercelli, Italy facilities closings are expected to be completed during the fourth quarter of Oneida's current fiscal year. The Buffalo, NY factory closing is expected to be completed by the second quarter of the Company's fiscal year. Additionally, the warehouse located in Niagara Falls, Canada will be closed. The Company's restructuring plans are intended to reduce costs, increase the Company's liquidity and better position the Company to compete under the current economic conditions.

Under the restructuring, 1,134 employees will be terminated and termination benefits have been recorded in accordance with contractual agreements or statutory regulations. The Company recognized a charge of $10,050 in the third quarter ended October 25, 2003. The Company may not receive full value of all assets as the factories are shutdown and an additional charge of $3,889 may be incurred in the fourth quarter.

These cost saving activities are expected to reduce operating expenses by approximately $12 million annually.

The Company is implementing a lean manufacturing approach at its Sherrill, NY manufacturing facility in an effort to reduce manufacturing and overhead costs. In August, approximately 70 overhead positions were eliminated at the Sherrill, N.Y. flatware manufacturing operation. The affected employment primarily involved supporting positions that are no longer needed under the Company's continued conversion to a lean manufacturing system. In addition, 30 direct labor positions were reduced as a result of lower demand. In December 2003, approximately 70 positions will be eliminated. The lean manufacturing conversion is projected to be complete by April 24, 2004 and expected annual savings are $18 million. Lean manufacturing is a process that eliminates all costs that do not add value to the finished product. The savings will be achieved through the continual elimination of overhead positions and increased manufacturing efficiencies associated with lean manufacturing.

Fixed Asset Impairments

In conjunction with the closures associated with the restructuring, the Company performed an evaluation in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long Lived Assets (FASB
144), to determine if the fixed assets were subject to a possible impairment loss. Due to the negative cash flow it was determined that a possible impairment existed and as a result, the Company valued the assets at fair market value. An impairment charge of $11,382 was identified and recorded as a charge in the consolidated statements of operations under the caption "Impairment loss on depreciable assets" for the three months and nine months ended October 25, 2003.

In conjunction with The Company's effort to reduce SKUs and operate in a profitable and cost efficient fashion, several glass and crystal product lines have been discontinued. Additionally, domestic metalware production has been reengineered under the lean manufacturing effort and certain patterns have been outsourced to low cost producers. The Company performed a FASB 144 evaluation to determine if the fixed assets associated with these product lines were subject to a possible impairment loss. Due to the negative cash flow it was determined that a possible impairment existed. The fixed assets are specific to these product lines and do not have a market and therefore no market value, and as a result, an impairment charge of $4,385 was identified. The charge is recorded in the consolidated statements of operations under the caption "Impairment loss on depreciable assets" for the three months and nine months ended October 25, 2003.

As a result of the reduced operating results and negative cash flow associated with the Oneida Home outlet stores (the "Stores"), the Company performed a FASB 144 evaluation to determine if the fixed assets were subject to a possible impairment loss. Due to the negative cash flow it was determined that an impairment existed. The impaired fixed assets are designed and manufactured specifically for the Stores or are improvements made to leased facilities and as a result, they do not have a market or market value. An impairment charge of $1,222 was identified, which was recorded as a charge in the consolidated statements of operations under the caption "Impairment loss on depreciable assets" for the three months and nine months ended October 25, 2003.

The Company has land use rights in connection with its Shanghai operation. As a result of the restructuring, the Company will shut down the Shanghai operation and the land use rights are impaired. An impairment charge of $530 was recognized and recorded as a charge in the consolidated statements of operations under the caption "Impairment loss on depreciable assets" for the three months and nine months ended October 25, 2003.

Impairment of Intangible Assets

The Company has determined that a goodwill impairment exists as of October 25, 2003 at its UK operation. Reduced personal and business travel and restaurant activity combined with weak consumer confidence has led to lower revenue, operating profits and cash flow. Based on an independently performed valuation, the Company recognized an impairment charge of $1,300 in the third quarter of 2003. The fair value of the Company was determined through a combination of three valuation analyses: business enterprise, debt and equity. The charge is recorded as a charge in the consolidated statements of operations under the caption "Impairment loss on goodwill" for the three months and nine months ended October 25, 2003.


Liquidity & Financial Resources

Cash flow used in operating activities was $1,512 for the nine months ended October 25, 2003 as compared to cash provided by operating activities of $5,418 in the first nine months of 2002. The net cash used in operating activities during the nine months ended October 25, 2003 was primarily due to net losses offset by positive changes in operating assets and liabilities of $6,022. The net cash provided by operating activities for the nine months ended October 26, 2002 was the result of net income offset by negative changes in operating assets and liabilities of $13,324.

Net cash provided by investing activities was $158 for the nine months ended October 25, 2003 compared with net cash provided of $2,033 for the same period of 2002. Net cash used in investing activities for the nine months ended October 25, 2003 was related to the sale of fixed assets offset by capital expenditures. Capital spending for the remainder of 2003 is anticipated to be approximately $3,500, supporting the lean manufacturing effort in Sherrill, NY. Net cash provided by investing activities for the nine months ended October 26, 2002 is the result of the sale of marketable equity securities offset by capital expenditures.

Net cash provided by financing activities was $9,214 for the nine months ended October 25, 2003 compared to net cash used in financing activities of $17,151 in the first nine months of 2002. Net cash provided by financing activities for the nine months ended October 25, 2003 was primarily related to borrowings under the revolving credit agreement. The net cash used in financing activities for the nine months ended June 27, 2002 was primarily related to debt reduction. In April 2003, the Company and its required lenders entered into amendments to the revolving credit and note agreements. The amendments extend the maturity to May 31, 2005 from February 1, 2004, adjust certain financial covenants and prohibit payment of dividends on common stock. In addition, the commitment under the revolving credit facility reduced to $225,000 upon signing of the amendment with further reductions to $220,000 on July 25, 2003, $215,000 on November 3, 2003, $205,000 on January 30, 2004, $185,000 on February 7, 2004, $175,000 on May 3,
2004 and $165,000 on November 1, 2004.

These facilities contain certain financial covenants, including a restriction limiting the Company's total debt outstanding to a pre-determined multiple of the prior rolling twelve months earnings before interest, taxes, deprecation and amortization. A default in compliance with these covenants, if unremedied, could cause the lenders to declare the principal outstanding to be payable immediately. As of October 25, 2003, the Company was in violation of the interest coverage ratio, leverage ratio and net worth covenants and received waivers from its required lenders that expired November 21, 2003. The waivers also postponed the $5 million reduction in the revolving credit facility until November 21, 2003. The Company did not pay any compensation for these waivers. The Company's senior note holders agreed to defer until November 21, 2003 a $3.9 million payment that was due October 31, 2003. On November 21, 2003, the Company obtained further waivers from its lenders in regard to the interest coverage ratio, leverage ratio and net worth covenants, and $5 million reduction in the revolving credit facility until December 12, 2003. The Company did not pay any compensation for these waivers. In addition, the senior note holders have agreed to further defer the $3.9 million payment until December 12, 2003. At that time, the Company expects to have provided lenders with updated financial information regarding operations and restructuring plans and request amendments to the existing revolving credit and note agreements to incorporate a number of changes. These changes include the amendment of the financial covenants to permit certain transactions. The Company expects there will be a further deferral of the reductions and payments until such amendments are agreed upon. The Company's outstanding borrowings are classified as current as the amendment has not been agreed upon and more restrictive covenants must be met as of January 31, 2004 under the existing agreement and it is probable that the Company will fail to meet those covenants.

Working capital was $(70,108) as of October 25, 2003 as compared to $180,298 at January 25, 2003. The decrease in working capital as of October 25, 2003 was caused by the current classification of the revolving credit and note agreements. As of October 25, 2003, the Company had unused bank lines of credit of $7,000. Under the provisions of the amended revolving credit and note agreements, at October 25, 2003 the Company was able to declare dividends on its 6% Cumulative Preferred Stock up to $32 per quarter. However, no dividend was declared on the preferred stock for the first three quarters of 2003.

In addition to the restructuring, the Company is continuing its implementation of lean manufacturing and improving efficiencies as well as reducing headcount in the Sherrill, NY manufacturing facility. The results of the Company's actions are intended to reduce costs, increase the Company's liquidity and better position the Company to compete under the current economic conditions. The Company intends to liquidate the facilities that will shut down as a result of the restructuring and the lenders have approved the liquidation.

The Company may need to raise additional capital to reduce its outstanding debt obligations as required by the amended agreements. Our revenue and costs may be dependent upon factors that are not within our control. Due to the uncertainty of these factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and such variations could affect our future liquidity. Should factors differ materially, management may delay capital expenditures, reduce overhead, selling, distribution and administrative expenses, sell assets or seek alternative financing. Provided the above amendments or waivers are obtained, operating results improve as a result of the restructuring activities and implementation of lean manufacturing, and the additional capital raised, management believes there is sufficient liquidity to support the Company's funding requirements over the next year from future operations as well as from available bank lines of credit. If the amendments or waivers are not received, potential additional capital not raised, or operating results do not improve, the Company may not continue as a going concern.

Accounting Pronouncements
In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently does not hold any financial instruments that should be considered for transition from equity to liabilities.

On January 17, 2003 the FASB issued Financial Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities. The objective of FIN No. 46 is to improve financial reporting by companies involved with variable interest entities. FIN No. 46 changes certain consolidation requirements by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Interpretation outlines disclosure requirements for variable interest entities in existence prior to January 31, 2003, and requires consolidation of variable interest entities created after January 31, 2003. In addition, the Interpretation requires consolidation of variable interest entities created prior to January 31, 2003 for fiscal periods beginning after December 15, 2003. The Company does not expect the adoption of this standard to have a material impact on its financial condition or results of operations.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123, Accounting for Stock-Based Compensation, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.


ITEM 3.


Quantitative and Qualitative Disclosures about Market Risk.

The Company's market risk is impacted by changes in interest rates and foreign currency exchange rates. Pursuant to the Company's policies, the Company does not hold or issue any significant derivative financial instruments.

The Company's primary market risk is interest rate exposure in the United States. Historically, the Company manages interest rate exposure through a mix of fixed and floating rate debt. The majority of the Company's debt is currently at floating rates. Based on floating rate borrowings outstanding at October 2003, a 1% change in the rate would result in a corresponding change in annualized interest expense of $2.2 million.

The Company has foreign exchange exposure related to its foreign operations in Mexico, Canada, Italy, Australia, the United Kingdom and China. Translation adjustments recorded in the income statement for the three and nine months ended October 25, 2003 and October 26, 2002 were not of a material nature.


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


Forward Looking Information

With the exception of historical data, the information contained in this Form 10-Q, as well as those other documents incorporated by reference herein, may constitute forward-looking statements, within the meaning of the Federal securities laws, including but not limited to the Private Securities Litigation Reform Act of 1995. As such, the Company cautions readers that changes in certain factors could affect the Company's future results and could cause the Company's future consolidated results to differ materially from those expressed or implied herein. Such factors include, but are not limited to: changes in national or international political conditions; civil unrest, war or terrorist attacks; general economic conditions in the Company's own markets and related markets; difficulties or delays in the development, production and marketing of new products; the impact of competitive products and pricing; certain assumptions related to consumer purchasing patterns; significant increases in interest rates or the level of the Company's indebtedness; inability of the Company to maintain sufficient levels of liquidity; failure of the Company to obtain needed waivers and/or amendments relative to its financing agreements; foreign currency fluctuations; major slowdowns in the retail, travel or entertainment industries; the loss of several of the Company's key executives, major customers or suppliers; underutilization of, or negative variances at, some or all of the Company's plants and factories; the Company's failure to achieve the savings and profit goals of any planned restructuring or reorganization programs; international health epidemics such as the SARS outbreak; the impact of changes in accounting standards; potential legal proceedings; changes in pension and medical benefit costs; and the amount and rate of growth of the Company's selling, general and administrative expenses.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 ONEIDA LTD.
                                                (Registrant)

Date: December 9, 2003
                                                   /s/ GREGG R. DENNY
                                                   ------------------
                                                   Gregg R. Denny
                                                    Chief Financial Officer