Form 10-K
period 2004-01-31
ONEIDA LTD
filed 2004-05-03
CIK 74585

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended January 31, 2004

                          Commission File Number 1-5452

                                   ONEIDA LTD.
                             163-181 KENWOOD AVENUE
                           ONEIDA, NEW YORK 13421-2899
                                 (315) 361-3000

        NEW YORK                                         15-0405700
(State of Incorporation)                    (I.R.S. Employer Identification No.)

           Securities registered pursuant to Section 12(b) of the Act:

         Title of Class                     Name of exchange on which registered
         --------------                     ------------------------------------
 Common Stock, par value $1.00                    New York Stock Exchange
per share with attached Preferred
     Stock purchase rights

           Securities registered pursuant to Section 12(g) of the Act:

             6% Cumulative Preferred Stock, par value $25 per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [X] NO [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on a closing price of $6.18 per share reported on the New York Stock Exchange Composite Index on July 30, 2003 was approximately $97,711,745. For this calculation, registrant assumed its directors and executive officers are affiliates.

The number of shares of Common Stock ($1.00 par value) outstanding as of April 29, 2004, was 16,816,416.

                       Documents Incorporated by Reference

Portions of Oneida Ltd.'s Definitive Proxy Statement for its Annual Meeting to be held on May 26, 2004, or such later date as the Board of Directors may determine, have been incorporated by reference into Part III of this Form 10-K.

================================================================================

                                      INDEX

                                                                           Page
                                                                           ----
PART I
Item 1.   Business                                                            2
          (a) General                                                         2
          (b) Segments                                                        2
          (c) Narrative Description of Business                               3
               Principal Products                                             3
               Manufacturing and Sourcing                                     3
               Principal Markets                                              4
               Distribution                                                   4
               Raw Materials                                                  5
               Intellectual Property                                          5
               Licenses                                                       5
               Seasonality of Business                                        5
               Working Capital                                                5
               Customer Dependence                                            6
               Backlog Orders                                                 6
               Market Conditions and Competition                              6
               Research and Development                                       7
               Environmental Matters                                          7
               Employment                                                     7
               Risk Factors Which May Affect Future Results                   7
               Company Information                                            8
Item 2.   Properties                                                          9
Item 3.   Legal Proceedings                                                  10
Item 4.   Submission of Matters to a Vote of Stockholders                    10

PART II
Item 5.   Market for the Company's Common Equity and Related Stockholder
             Matters                                                         10
Item 6.   Selected Financial Data                                            12
Item 7.   Management's Discussion and Analysis of Financial
             Conditions and Results of Operations                            13
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk         21
Item 8.   Financial Statements and Supplementary Data                        21
             Index to Financial Statements and Supplementary Data            21
Item 9.   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                             52
Item 9A.  Controls and Procedures                                            52

PART III.
Item 10.  Directors and Executive Officers of the Registrant                 52
Item 11.  Executive Compensation                                             54
Item 12.  Security Ownership of Certain Beneficial Owners and
             Management                                                      54
Item 13.  Certain Relationships and Related Transactions                     54
Item 14.  Principal Accountant Fees and Services                             54

PART IV.
Item 15.  Exhibits, Financial Statement Schedule and Reports on Form 8-K     54

          Signatures                                                         56
          Consent of Independent Accountants                                 58
          Schedule II, Valuation and Qualifying Accounts                     59
          Exhibit Index                                                      60

                                     PART I

ITEM 1. BUSINESS.

a.   General.

The Company (unless otherwise indicated by the context, the term "Company" means Oneida Ltd. and its consolidated subsidiaries) was incorporated in New York in 1880 under the name Oneida Community, Limited. In 1935, the Company's name was changed to Oneida Ltd. It maintains its executive offices in Oneida, New York.

Since its inception, the Company has manufactured and marketed tableware - initially silverplated and, later, sterling and stainless steel flatware. By acquiring subsidiaries, entering into strategic distributorship and licensing arrangements and expanding its own tableware lines, the Company has diversified into the design and distribution of other tableware, kitchenware and gift items, most notably china dinnerware, silverplated and stainless steel holloware, crystal and glass stemware, barware and giftware, cookware, cutlery and kitchen utensils and gadgets. This diversification has permitted the Company to progress toward its goal of becoming a "total tabletop" supplier.

Since fiscal 1999, the Company has gone through a number of significant changes that have redirected its focus from manufacturing to sourcing. These changes include the closure of the Canadian and Mexican flatware manufacturing facilities operated by the Company's Oneida Canada, Limited and Oneida Mexicana SA de SV subsidiaries in 1999 and 2004, respectively; the sale of the New York dinnerware manufacturing facility operated by the Company's Buffalo China, Inc. subsidiary in 2004, the closure of the Mexican dinnerware manufacturing facility operated by Buffalo China, Inc.'s Ceramica de Juarez SA de CV subsidiary in 2004, and the closure of the Italian and Chinese holloware manufacturing facilities operated by the Company's Oneida Italy, srl and Oneida International, Inc. subsidiaries, respectively, in 2004. During the first quarter of the fiscal year ended January 2005 the Company completed the sale of its Buffalo China, Inc. dinnerware manufacturing assets to a third party, Niagara
Ceramics Corporation. By the end of the second quarter of the fiscal year ended January 2005 the Company expects to have sold or otherwise disposed of all of the remaining equipment, real estate and other assets formerly used by its Canadian, Mexican, Italian and Chinese manufacturing operations.

Coupled with these plant closures, several strategic acquisitions have advanced the Company's presence and abilities in the tableware sourcing arena. In 1996, the Company acquired the assets of THC Systems, Inc., a leading importer and marketer of vitreous china and porcelain dinnerware for the Foodservice industry under the Rego tradename. In 1998 the Company acquired the assets of Stanley Rogers & Son, a leading importer and marketer of stainless steel and silverplated flatware to retail customers in Australia and New Zealand, and Westminster China, a leading importer and marketer of porcelain dinnerware to the foodservice, domestic tourism and promotion industries in Australia and New Zealand. In the summer of 2000 the Company acquired the assets of Sakura, Inc., a leading marketer of consumer ceramic, porcelain and melamine dinnerware and accessories; all outstanding shares of London-based Viners of Sheffield Limited, the leading marketer of consumer flatware and cookware in the U.K.; and all outstanding shares of Delco International, Ltd., a leading marketer of foodservice tableware to foodservice distributors, chains and airlines.

The Company believes that this redirection of focus from manufactured to sourced product will help to maintain its ability to compete in the highly competitive tableware industry by permitting it to provide the widest range of products suited to its great variety of customers in the most timely, efficient and cost effective manner.

b.   Segments.

During fiscal 2004, the Company determined that it should have historically been reporting three reportable segments, as defined in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information": Foodservice, Consumer and International. Foodservice and Consumer segments operate in the US. The Company previously reported that its Tableware segment was grouped around three major product categories. The prior year disclosures have been restated to report these three segments. This change in segment reporting has no effect on reported earnings.

The Company's operations and assets are in three principal segments:
Foodservice, Consumer, and International. The Company's Consumer segment sells directly to a broad base of retail outlets including department stores, mass merchandisers, Oneida Home stores and chain stores. The Company's Foodservice segment sells directly or through distributors to foodservice operations worldwide, including hotels, restaurants, airlines, cruise lines, schools and healthcare facilities. The Company's International segment sells to a variety of distributors, foodservice operations and retail outlets.

Information regarding The Company's operations by industry segments for the years ended January 31, 2004, January 25, 2003 and January 26, 2002 is contained in Part II, Item 8 of this Report.

c.   Narrative Description of Business.

Principal Products.

The Company divides its tableware products into four principal product categories: metalware, dinnerware, glassware and other tabletop accessories. Metalware is comprised of stainless steel, silverplated and sterling silver flatware (forks, knives, spoons and related serving pieces), stainless steel and silverplated holloware (bowls, trays, tea and coffee sets and related items), cutlery and cookware. Dinnerware includes ceramic, porcelain and stoneware plates, bowls, cups, mugs, and a variety of related serving pieces. Glassware includes glass, non-leaded crystal and leaded crystal stemware, barware, serveware, giftware and decorative pieces. The Company, in recent years, expanded its product offerings beyond its main metalware, dinnerware and glassware segments. These other tabletop accessories include ceramic and plastic serveware, kitchen and table linens, picture frames and decorative pieces distributed primarily by the Company's Encore Promotions and Kenwood Silver subsidiaries.

The percentages of metalware, dinnerware, glassware and other tabletop accessories sales to total consolidated sales for the fiscal years, which end in January, are as follows:

                              2004   2003   2002
                              ----   ----   ----
Metalware:                     60%    60%    65%
Dinnerware:                    31%    31%    27%
Glassware:                      7%     7%     7%
Other Tabletop Accessories:     2%     2%     1%

Manufacturing and Sourcing.

The principal source of the Company's highest end flatware is the Company's Sherrill, New York manufacturing facility. Moderate price-point flatware is also produced in this facility, as well as sourced from several international suppliers. The Company's lower price-point flatware is sourced from several international suppliers. The Company sources its stainless steel and silverplated holloware products and its cutlery and aluminum and stainless steel cookware from several international suppliers.

The Company's own branded dinnerware is sourced from several suppliers, both domestic and international. In addition, the Company is the exclusive distributor of dinnerware products manufactured by Schonwald and Noritake Co., Inc. to the U.S. Foodservice market.

As with dinnerware, the Company sources its glassware from several international suppliers and markets the glassware under its own name, and in certain cases, under the names of its suppliers, such as Schott Zwiesel.

The Company's other tabletop accessories are sourced from various domestic and international suppliers.

Principal Markets.

The Company's tableware operations serve three principal markets: Consumer, Foodservice and International.

Consumer marketing focuses on individual consumers, and the Company's wide-ranging Consumer marketing activities include both retail and direct operations. The Company's retail accounts include national and regional department store chains, mass merchandise and discount chains, specialty shops and local establishments. The Company's direct accounts serve business customers in the premium, incentive, mail order and direct selling markets. The Company also reaches consumers through its Kenwood Silver Company, Inc. and Encore Promotions, Inc. subsidiaries, both of which play a significant role in the marketing of the Company's products. Kenwood Silver Company, Inc. operates a chain of 58 Oneida Home outlet stores in resort and destination shopping areas across the United States, while Encore Promotions, Inc. runs supermarket redemption programs featuring a variety of tableware and household items. The Company also markets its products via its web site, www.oneida.com, and 1-800-TSPOONS call center number.

The Company serves Foodservice and institutional accounts of all kinds, including restaurants, hotels, resorts, convention centers, food distributors, airlines, cruise lines, hospitals and educational institutions.
International activities span both the Consumer and Foodservice markets described above, and include the marketing and sale of the Company's products throughout the world.

Distribution.

The Company's Consumer and Foodservice sales and marketing functions are managed from the executive offices in Oneida, New York. The Company utilizes an in-house staff of Consumer and Foodservice marketing professionals, each focused by product category. This staff plays a key role in the planning and development of the Company's product offerings, pricing and promotions. The Company's Consumer and Foodservice sales functions are managed and directed by the Company's own sales force. This sales force works closely with a sizeable network of independent sales representatives in both the Consumer and Foodservice markets.

Most Consumer orders are filled directly by the Company from its primary distribution center located in Sherrill, New York. For some accounts, however, orders are filled by one of the Company's two other distribution centers which are presently located in Ontario, California and Nashville, Tennessee or by a third party warehouse located in Charlotte, North Carolina. In late spring or early summer 2004, the Company plans to transition its west coast operations from its leased Ontario, California warehouse to one or more third party warehouses in the same general geographic area.

While most Foodservice orders are filled directly by the Company from its primary distribution centers in Sherrill and Buffalo, New York, some orders are filled by the Company's other distribution center located in Ontario, California. The Company also utilizes third party warehouses located in Miami, Florida, Hawthorne, California, Wood Dale, Illinois and Atlanta, Georgia to service certain foodservice customers.

The Company's International sales and marketing functions are overseen by the Company's various offshore offices. In the Americas, the Canadian market is served by the Company's Oneida Canada, Limited subsidiary located in Niagara Falls, Canada, while the Mexican, Central and South American and Caribbean markets are served by the Company's Oneida, S.A. de C.V. subsidiary located in Mexico City. The Company's Oneida U.K. Limited subsidiary located in London serves the Company's European, African, Middle and Far Eastern and Asian and Pacific markets, and the Australian and New Zealand markets are served by the Company's Oneida Australia, Pty Ltd. subsidiary located in Melbourne, Australia. In addition to these international Company operations, the Company also utilizes a network of independent representatives and distributors to market and sell the Company's products in countries and localities where the Company does not maintain its own offices or employees.

International orders for both Foodservice and Consumer products are filled by the Company from a variety of locations, including the Company's United States distribution centers in Sherrill, New York and Nashville, Tennessee, as well as the Company's international facilities in Niagara Falls, Canada, Roermond, Holland and Melbourne, Australia. In addition, many orders are shipped directly from the suppliers to the Company's international customers.

Raw Materials.

The principal raw materials used by the Company in its manufacture of metalware are stainless steel, brass, silver and gold. These materials are purchased in the open market to meet current requirements and have historically been available in adequate supply from multiple sources. The Company experienced no significant or unusual problems in the purchase of raw materials during the fiscal year ended January 2004. Although the Company has successfully met its raw materials requirements in the past, there may in the future be temporary shortages or sharp increases in the prices of raw materials due to a number of factors such as transportation disruptions, or production or processing delays. For example, the price of nickel, one of the components of stainless steel, a principal ingredient of the Company's metalware products, has been volatile since late 1999. In particular, nickel costs have increased sharply since late 2003. In addition, each of the past several years has seen a significant increase in the cost of natural gas, a significant fuel used in the Company's flatware manufacturing operation. While it is impossible to predict the timing or impact of future shortages and price increases, such shortages and increases have not in the past had any material adverse effects on the Company's operations.

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

Licenses.

The Company continues to explore opportunities to capitalize on the ONEIDA name in new product categories. One vehicle for this expansion has been licensing the ONEIDA name for use by third parties on products complementary to the Company's own core tableware lines. Such licenses include agreements with Bradshaw International, Inc., Connoisseurs Products Corporation, Robinson Knife Manufacturing Co., Inc. and Trendex Home Designs, Inc. for the manufacture and marketing of ONEIDA cookware and bakeware, ONEIDA silver and metal polishes, ONEIDA kitchen tools and accessories and ONEIDA kitchen and table linens, respectively. In addition, the Company also maintains license agreements that allow it to market lines of flatware under the WEDGWOOD name, and lines of dinnerware, flatware, glassware and related accessories under the COCA-COLA names. Neither the terms nor the effects of any of the Company's license agreements are material.

Seasonality of Business.

Although Consumer operations normally do a greater volume of business during October, November and December primarily because of holiday-related orders for metalware, dinnerware and glassware products, the Company's businesses are not considered seasonal.

Working Capital.

The Company's working capital needs are primarily dictated by inventory levels, trade payables, outstanding receivables and the levels of other current liabilities. Other than income from sales, the Company's primary source of working capital is its secured revolving credit facility. This facility provides cash for general corporate purposes. The current status of the Company's working capital is covered in more detail in Note 9 to the Company's Financial Statements included in Item 8 of Part II of this Report.

The Company generally maintains sufficient inventories of metalware, dinnerware, glassware and other products to respond promptly to orders. The levels of those inventories are dictated by anticipated sales and order backlog.

The Company's standard payment terms are net 30 days from date of invoice. Such terms are common in the tableware industry.

The Company's divisions and subsidiaries each have written return policies, most of which require the Company's prior written authorization for all returns. The exception is the Company's Encore Promotions, Inc. subsidiary which runs its supermarket redemption programs on a guaranteed sale basis. Such return policies are common in the tableware industry. The Company has established an allowance for merchandise returns based on historical experience, product sell-through performance by product and by customer, current and historical trends in the tableware industry and changes in demand for its products. The accounting of such returns is discussed in greater detail in the "Revenue Recognition" section of Note 1 to the Company's Financial Statements included in Item 8 of Part II of this Report.

Customer Dependence.

The Company's customers are numerous and varied. They include, but are not limited to, domestic and international department stores, mass merchandise and discount chains, specialty shops, premium, incentive, mail order and internet customers, hotel and restaurant chains, airlines, cruise lines and foodservice distributors. No material part of the Company's business is dependent upon a single customer, the loss of which would have a materially adverse effect. In particular, no single Company customer accounts for 10% or more of the Company's sales. While the loss of any one of the Company's key customers could have a negative effect on the Company, the simultaneous loss of several of the Company's key customers would most certainly have a materially adverse effect on the Company's business.

Backlog Orders.

The Company had outstanding orders of $33,426,203 as of March 29, 2004 and $32,674,127 as of March 16, 2003. This backlog is expected to be filled during the current fiscal year. The Company does not believe that backlog is indicative of its future results of operations or prospects. Although the Company seeks commitments from customers well in advance of shipment dates, actual confirmed orders are typically not received until close to the required shipment dates.

Market Conditions and Competition.

The Company is the only domestic manufacturer of a complete line of stainless steel, silverplated and sterling flatware. The Company believes that it is one of the largest producers of stainless steel and silverplated flatware in the world. The Company's dinnerware, holloware and crystal and glass lines, along with its flatware lines, make the Company a truly complete tableware supplier. Notwithstanding the Company's prominence in the markets it serves, the tableware business is highly competitive. The Company faces competition from a number of domestic companies, such as Libbey, Anchor Hocking, Lenox and Pfaltzgraff, that market both imported and domestically manufactured lines and from hundreds of importers engaged exclusively in marketing foreign-made tableware products. In recent years, there is also competition from department and specialty stores and foodservice distributors and establishments that import foreign-made tableware products under their own private labels for their sale or use. The Company strives to maintain its market position through product diversity, design innovation, and brand strength, the latter especially among consumers.

The principal factors affecting domestic Consumer competition are design, price, quality and packaging. Other factors that have an effect on Consumer competition are availability of replacement pieces and product warranties. In the opinion of the Company, no one factor is dominant and the significance of the different competitive factors varies from customer to customer.

The principal factors affecting domestic Foodservice competition are design, service, price and quality. The Company is one of the largest sources of commercial china dinnerware and stainless steel and silverplated tableware in the United States.

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

Environmental Matters.

The Company does not anticipate that compliance with federal, state and local environmental laws and regulations will have any material effect upon the capital expenditures, earnings or competitive position of the Company. The Company does not anticipate any material capital expenditures for environmental control facilities for the remainder of the current fiscal year ending January 2005 or the succeeding fiscal year ending January 2006.

Employment.

The Company and its subsidiaries employed approximately 1,750 employees in domestic operations and 285 employees in foreign operations as of April 1, 2004. The Company maintains positive relations with its domestic and foreign employees. With the exception of its Buffalo China, Inc. subsidiary, the Company's facilities are not unionized. The employees of Buffalo China, Inc.'s distribution facility in Buffalo, New York are represented by the Glass, Molders, Pottery, Plastics & Allied Workers International Union AFL-CIO, CLC and its local union No. 76A. The current collective bargaining agreement between Buffalo China, Inc. and the Glass, Molders, Pottery, Plastics & Allied Workers International Union AFL-CIO, CLC and its local union No. 76A expires on July 31, 2005. The Company has experienced no work stoppages or strikes in the past five years.

Risk Factors Which May Affect Future Results

With the exception of historical data, the information contained in this Report, as well as those other documents incorporated by reference herein, may constitute forward-looking statements, within the meaning of the Federal securities laws, including but not limited to the Private Securities Litigation Reform Act of 1995. When used, words such as "anticipate", "believe", "expect", "intend", "may", "might", "plan", "estimate", "project", "should", "will be", "will result" and similar words or phrases which do not relate solely to historical matters or data are intended to identify forward-looking statements. The Company cautions investors that forward-looking statements are based upon management beliefs and assumptions and information currently available to management. As such, forward-looking statements are subject to numerous uncertainties and may be affected by known and unknown risks, trends and factors that are beyond the Company's control. In the event that such risks materialize, trends or factors change, or beliefs or assumptions prove incorrect, the Company's actual results may differ materially from those expressed or implied herein. The risk factors which may affect the Company's future results include, but are not limited to, the following:

Production and Procurement Risks

With the exception of the flatware manufactured at its Sherrill, New York facility, the Company sources substantially all of its products overseas, primarily from third party manufacturers in the Far East. This overseas sourcing subjects the Company to the numerous risks of doing business abroad, including but not limited to, rapid changes in economic or political conditions, civil unrest, political instability, war, terrorist attacks, international health epidemics such as the SARS outbreak, strikes or labor disputes, currency fluctuations, increasing export duties, trade sanctions and tariffs, difficulties or delays in production or shipment of products, variations in product quality and souring of supplier relationships.

A variety of risks are also associated with the Company's flatware facility in Sherrill, New York, its sole remaining manufacturing operation, including but not limited to, difficulties or delays in production of products; variations in product quality, excess or shortage of manufacturing capacity, negative cost variances, price fluctuations of raw materials, increased labor costs, decreased productivity; adverse effects of government regulations, and failure to achieve the savings and efficiency goals of planned restructuring programs.

Marketing and Sales Risks

In each of the Company's three markets, Consumer, Foodservice and International, risks impact the effectiveness of marketing plans and the level of sales. These risks include, but are not limited to, general economic conditions in the Company's own markets and related markets, industry production and sales capacity, impact of competitive products and pricing, difficulties or delays in the development of new products, difficulties or delays in the delivery of products to customers, ability to forecast design trends, validity of assumptions related to customer purchasing patterns, market acceptance of new products, product quality and performance issues, ability to maintain high customer service levels, and volume of inventory obsolescence.

In addition to the more general risks associated with all three of the Company's markets, the Company's International Division is also subject to the numerous risks of doing business abroad, including but not limited to, rapid changes in economic or political conditions, civil unrest, political instability, war, terrorist attacks, international health epidemics such as the SARS outbreak, strikes or labor disputes, currency fluctuations, increasing export duties and trade sanctions and tariffs.

Financial and Administrative Risks

The costs, both tangible and intangible, of the Company's day-to-day operations are subject to numerous and varied risks, including but not limited to, increases or fluctuations in interest rates, level of Company indebtedness, ability of the Company to maintain sufficient levels of liquidity, failure of the Company to obtain needed waivers and amendments to its financing agreements, failure of the Company to obtain equity capital, deterioration of the creditworthiness of significant customers; impact of changes in accounting standards; increases in pension and medical benefit costs; decreases in the Company's stock price, amount and rate of growth of the Company's selling, general and administrative expenses; potential legal proceedings; adverse regulatory developments and the loss of one of more key employees.

Of the forgoing risk factors, the possible failure of the Company to obtain needed waivers and amendments to its financing agreements is particularly tangible. The Company's primary financing agreements contain various financial covenants, including a restriction limiting the Company's total debt outstanding to a pre-determined multiple of the prior rolling twelve months earnings before interest, taxes, depreciation and amortization. During the past fiscal year and the first portion of the current fiscal year, the Company experienced several financial covenant violations, each of which was waived by the Company's lenders. These waivers also postponed certain reductions in the Company's revolving credit agreement and postponed payments due under the Company's note agreements. As a result of the covenant violations the Company has classified all of its long term obligations as current. The Company's waivers currently extend through June 15, 2004. On or about the end of the second quarter of the current fiscal year the Company plans to request amendments to the existing revolving credit agreement and note agreements to incorporate a number of changes. These changes will include the amendment of the financial covenants and will permit certain transactions. In the event the Company's lenders are unwilling to agree to such changes, the Company will continue to default in compliance with various of the covenants and provisions of its revolving credit agreement and note agreements. The defaults, if unremedied, could cause the lenders to declare the principal outstanding to be payable immediately. Such an event would create an immediate and material liquidity crisis for the Company.

Company Information.

The Company maintains a website at www.oneida.com. On the "Investor Information" section of this website the Company makes available without cost its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other public filings with the Securities and Exchange Commission, as soon as reasonably practicable after the Company has filed these materials. The Company is not including the information contained on the Company's website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K or any other report that the Company files with or furnishes to the Securities and Exchange Commission. Copies of any of these materials are also available in print. For print copies, stockholders should submit written requests to Oneida Ltd., Investor Relations Department, 163-181 Kenwood Avenue, Oneida, New York 13421.

ITEM 2. PROPERTIES.

As of April 1, 2004, the principal properties of the Company and its subsidiaries are situated at the following locations and have the following characteristics:

                                                            Approximate Square Footage
                                                            --------------------------
                                                                 Owned        Leased
                                                               ---------     -------
Ontario, California      Warehouse                                           206,000

Buffalo, New York        Offices and Warehouse                   203,000(1)

Buffalo, New York        Warehouse                                88,000

Buffalo, New York        Warehouse                                           262,000

Oneida, New York         Executive Administrative Offices         95,000

Sherrill, New York       Manufacturing Flatware                1,082,000

Sherrill, New York       Offices and Warehouse                  206,000(2)

Sherrill, New York       Manufacturing Knives                   135,000

Nashville, Tennessee     Warehouse                                          123,000

Melbourne, Australia     Offices and Warehouse                               60,000

Niagara Falls, Canada,   Offices and Warehouse                  120,000

London, England          Offices                                             30,000

Mexico City, Mexico      Offices and Warehouse                               32,000

          (1): Ownership of the 203,000 square foot Buffalo, New York office and warehouse property was transferred to the Erie County Industrial Development Agency on February 29, 2000 in exchange for various tax concessions from the county. The property will remain in the ownership of the Erie County Industrial Development Agency for a term of fifteen years, upon the expiration of which the property will be conveyed back to Buffalo China.

          (2): Ownership of the 206,000 square foot Sherrill, New York warehouse and office property was transferred to the Oneida County Industrial Development Agency on February 25, 2000 in exchange for various tax concessions from the county. The property will remain in the ownership of the Oneida County Industrial Development Agency for a term of fifteen years, upon the expiration of which the property will be conveyed back to the Company.

In addition to the above properties owned by the Company, the Company also owns approximately 400 additional acres in the cities of Sherrill and Oneida and the town of Vernon, New York.

In addition to the leased properties described above, the Company also leases offices and/or showrooms in New York City, Malta and Melville, New York, Toronto, Canada and Gvanhzhou, China. The Company leases retail outlet space in numerous locations throughout the United States through its subsidiary, Kenwood Silver Company, Inc., in several locations in Europe through its subsidiary, Oneida U.K. Limited and in several locations in Australia through its Oneida Australia PTY Ltd. subsidiary.

During the first quarter of the fiscal year ended January 2005, the Company completed the sale of the real estate associated with its Buffalo China, Inc. dinnerware manufacturing operation and, by the end of the second quarter of the fiscal year ended January 2005, expects to complete the sales of the real estate formerly used by its Canadian, Mexican, Italian and Chinese manufacturing operations. As such, these facilities are not listed in schedule above.

All of the Company's buildings are located on sufficient property to accommodate any further expansion or development planned over the next five years. The properties are served adequately by transportation facilities, are well maintained and are adequate for the purposes for which they are intended and used.

ITEM 3. LEGAL PROCEEDINGS.

The Company is involved in various routine legal proceedings incidental to the operation of its business. The Company does not believe that it is reasonably possible that any ongoing or pending litigation will have a material effect on the financial position, income or cash flows of the Company. Notwithstanding the foregoing, legal proceedings involve an element of uncertainty. Future developments could cause these legal proceedings to have a material adverse effect on the Company's financial statements.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF STOCKHOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S EQUITY AND RELATED STOCKHOLDER MATTERS.

Stock Exchange Listing

The Company's Common Stock is listed on the New York Stock Exchange and trades under the symbol OCQ.

Dividends and Price Range of Common Stock

The total number of stockholders of record at January 31, 2004 was 3,091. The following table sets forth the high and low sale prices per share of the Company's Common Stock and cash dividends declared for the quarters in the Company's 2004 and 2003 fiscal years.

               JANUARY 2004
-----------------------------------------
Fiscal                          Dividends
Quarter        High      Low    Per Share
-----------------------------------------
First         $11.37   $10.14       $ .02
Second          11.1     5.85
Third           6.53     2.86
Fourth          6.11     4.05

               JANUARY 2003
-----------------------------------------
Fiscal                          Dividends
Quarter        High      Low    Per Share
-----------------------------------------
First......   $17.09   $11.62      $.02
Second.....    19.74    14.65       .02
Third......    17.25    11.65       .02
Fourth.....    12.00    10.75       .02

Equity Compensation Plans

     The following table Summarizes information about the Corporation's equity compensation plans as of January 31, 2004. All Outstanding awards relate to the Corporation's common stock.

                      Equity Compensation Plan Information

                                      (a)                      (b)                       (c)
                            -----------------------   --------------------   --------------------------
                                                                             Number of Securities
                                                                             Remaining Available for
                            Number of Securities to   Weighted-Average       Issuance Under Equity
                            be issued Upon Exercise   Exercise Price of      Compensation Plans
Plan                        of Outstanding Options,   Outstanding Options,   (Excluding Securities Plan
Category                    Warrants and Rights       Warrants and Rights    Reflected in Column (a))
-------------------------   -----------------------   --------------------   --------------------------
Equity Compensation
   Plans Approved by
   Stockholders (1)......          1,684,200                 $14.77                 1,765,944(2)

Equity Compensation
   Plans Not Approved
   by Stockholders (3)...                  0                      0                         0

Total....................          1,684,200                 $14.77                 1,765,944(2)

(1) Includes the Employee Stock Purchase Plan, as amended, 1998 Stock Option Plan, 2002 Stock Option Plan, 1998 Non-Employee Directors Stock Option Plan, as amended, 2000 Non-Employee Directors Equity Plan, 2003 Non-Employee Directors Stock Option Plan, as amended, and Amended and Restated Restricted Stock Award Plan.

(2) Includes shares remaining for issuance in the following amounts: Employee Stock Purchase Plan - 612,884; 1998 Stock Option Plan - 0; 2002 Stock Option Plan - 921,590; 1998 Non-Employee Directors Stock Option Plan - 0; 2000 Non-Employee Directors Equity Plan - 23,333; 2003 Non-Employee Directors Stock Option Plan - 163,000;and Amended and Restated Restricted Stock Award Plan -45,137.

(3) There are no equity compensation plans that have not been approved by the Corporation's Stockholders.

ITEM 6. SELECTED FINANCIAL DATA.

FIVE YEAR SUMMARY
   ONEIDA LTD.

   (Millions except per share and share amounts)
              Year ended January              2004     2003       2002      2001      2000
-------------------------------------------------------------------------------------------
OPERATIONS
   Net sales.............................   $ 453.0   $ 491.9   $ 509.1   $ 524.3   $ 504.6
   License revenues......................       1.5       1.4       1.5       1.2        .9
   Gross margins.........................     103.6     155.2     161.8     160.7     191.1
   Depreciation and amortization
      expense............................      11.8      13.7      13.8      14.8      13.8
   Operating (loss) income...............     (56.9)     25.4      27.7      20.4      24.5
   Net income (loss).....................     (99.2)      9.2       7.0      (3.1)      5.5
   Cash dividends declared
      Preferred stock...................         0.0        .1        .1        .1        .1
      Common stock......................         0.4       1.3       2.0       5.7       6.6
PER SHARE OF COMMON STOCK
   Net (loss) income - diluted...........     (5.98)      .55       .42     (.20)       .32
   Dividends declared....................      0.02       .08       .17       .35       .40
   Net income (loss) - basic.............     (5.98)      .55       .42     (.20)       .33
FINANCIAL DATA
   Total assets..........................     441.5     525.1     543.9     619.3     449.2
   Working capital.......................     (89.8)    179.1     199.6     214.9     145.1
   Total debt............................     230.9     234.0     271.6     300.1     146.2
   Stockholders' equity..................      22.6     129.4     124.1     122.5     133.3
SHARES OF CAPITAL STOCK IN THOUSANDS
   Outstanding at end of year
      Preferred..........................        86        86        86        87        87
      Common.............................    16,782    16,598    16,523    16,388    16,465
   Weighted average number of
      common shares outstanding
      during the year - diluted..........    16,606    16,581    16,519    16,387    16,672
   Weighted average number of
      common shares outstanding
      during the year - basic............    16,606    16,540    16,468    16,300    16,524
SALES OF MAJOR PRODUCTS BY
PERCENT OF TOTAL SALES
   Metal products........................        60%       60%       65%       66%       68%
   Dinnerware products...................        31%       31%       27%       25%       21%
   Glass products........................         7%        7%        7%        8%        8%
   Other products........................         2%        2%        1%        1%        3%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Executive Summary

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company experienced a net loss of approximately $99 million for the year ended January 31, 2004 and has provided a full valuation allowance for its deferred tax assets in 2004. This has resulted in a deficit in retained earnings. In addition, the Company has violated its interest coverage ratio, leverage ratio, and net worth covenants for the second and third quarters in fiscal 2004 and at year end. The lenders have waived the covenant violations through June 15, 2004 and deferred the required pay down of total indebtedness which amounts to $35 million at year end. In addition, $3.9 million due to senior note holders has been deferred. Under the amended and restated agreement, covenant violations, if not corrected, could cause the lenders to disclose the principal outstanding to be payable immediately. Accordingly, the entire bank debt has been reported as current in the accompanying balance sheet. On March 31, 2004, the Company announced that negotiations with a potential investor had been terminated. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

The Company has undertaken several initiatives to return to profitability, increase liquidity and compete in a changing marketplace. These include:

     o The closure and sale of the Buffalo, NY facility and the closure and pending sale of facilities in Canada, China, Italy and Mexico;

     o The outsourcing of production from these facilities to lower cost producers or entering into a favorable supply agreement as is the case with the new owners of Buffalo China;

     o The implementation of lean manufacturing and related work force reduction;

     o  Plan changes in post-retirement benefits;

     o On-going discussions with the banking group to extend their commitment with covenants the Company can meet.

  The Company's viability is dependent upon the execution of these plans and the forbearance of its banks. The Company's revenues and costs are also dependent upon some factors that are not entirely within its control such as changes in the economy and increased competition. Due to the uncertainties of these factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and such variations could affect future funding requirements.

  If the Company is unable to achieve its operating and strategic plans and objectives, the Company may need to raise additional capital, obtain further covenant waivers from its lenders or seek additional investors. There can be no assurance that the Company will be successful in any or all of these endeavors, and failure may affect the Company's ability to continue to operate its business.

During fiscal 2004, the Company determined that it should have historically been reporting three reporting segments, as defined in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information": Foodservice,
Consumer and International. Foodservice and Consumer segments operated in the US. The Company previously reported that its Tableware segment was grouped around three major product categories. The prior year disclosures have been restated to report these three segments. This change in segment reporting has no effect on reported earnings. No balance sheet data is allocated to either Foodservice or Consumer segments.

                                      2004               2003              2002
                                      ----               ----              ----
Net Sales:
     Foodservice.............     $193,326           $201,393          $221,338
     Consumer................      175,250            202,638           201,672
     International...........       84,399             87,844            86,061
                                 ---------          ---------         ---------
         Total................     452,975            491,875           509,071
Gross Margin.................      103,594            155,217           161,827
     % Net Sales.............        22.9%              31.6%             31.8%
Operating Expenses...........      160,472            129,864           134,149
     % Net Sales.............        35.4%              26.4%             26.4%

Fiscal year ended January 2004 compared
with fiscal year ended January 2003

Operations
Consolidated net sales for the twelve months ended January 31, 2004 decreased $38,900 from the same period last year, reflecting continuing softness in the overall economy. The decrease in net sales was volume driven while pricing remained relatively flat. Sales of Consumer products decreased by $27,388 or 13.5% over the same period last year and Foodservice sales decreased by $8,067 or 4.0%. Additionally, International net sales decreased $3,445 or 3.9% over the same period last year, primarily as a result in decreased volume. This was mainly attributable to the economic climate as consumer confidence remained uncertain all year. During the fourth quarter, order volumes increased. The increase in order levels resulted in short term product shortages, reduced shipments and sales volumes. The transition to lean manufacturing at our Sherrill, NY plant contributed to the product shortages.

Gross margin was 22.9% in 2004, as compared to 31.6% in the prior year. Current years' lower net sales resulted in the manufacturing plants operating at lower volumes generating inefficiencies and increased costs. Additional unfavorable manufacturing variances were caused by labor inefficiencies at the facilities that were identified for closure. Also contributing to the decrease in gross margin was a trend towards less expensive, lower margin sourced product. In conjunction with the Company's focus on reducing warehousing costs and inventory levels, an inventory charge of $13,904 was recorded to adjust certain inventory to its expected realizable value. Additionally, LIFO liquidations reduced cost of sales by $2,804 and $225 in fiscal 2004 and 2003, respectively. The identified inventory will be aggressively marketed through non traditional channels and liquidators. The sale of the Buffalo China factory resulted in a $2,651 inventory write down.

Operating expenses increased by $30,608 or 23.6%, for the twelve-month period ended January 31, 2004. The increase is attributable to restructuring charges of $9,001 and impairment charges of $19,904 which are discussed below. The Company incurred $3,100 in costs during the fourth quarter investigating the various debt and equity alternatives available to the Company.

Other income decreased by $5,666 from the same period last year. In 2003, the Company had other income of $3,000 generated from insurance proceeds for recovery of legal costs incurred in connection with a fiscal 2000 unsolicited takeover attempt along with $1,300 gain on the sale of marketable securities.

In 2004 interest and deferred financing costs decreased to $16,673 from $17,061 in the prior year. This decrease is due to significantly lower average borrowings throughout the year and lower prevailing interest rates, the most significant of which was the decrease in the weighted average rate of short-term debt from 4.6% in 2003 to 4.2% in 2004.

Primarily as a result of restructuring costs, and recognition of additional minimum pension liabilities, the Company recorded non-cash charges to continuing operations and other comprehensive loss of $49,033 and $5,067, respectively, to establish a valuation allowance against net deferred tax assets of $44,277 (the Company is required to exclude deferred tax liabilities relative to indefinite long-lived intangibles from the calculation). The charges were calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109) which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Evidence, such as operating results during the most recent three-year period, is given more weight when due to our current lack of visibility, there is a greater degree of uncertainty that the level of future profitability needed to record the deferred tax assets will be achieved. The Company's results over the most recent three-year period were heavily affected by our recent business restructuring activities. The Company's cumulative loss in the most recent three-year period, represented sufficient negative evidence to require a valuation allowance under the provisions of SFAS 109. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

During the year ended January 31, 2004, the Company provided $5,123 of deferred tax expense on $13,845 of retained earnings of certain international subsidiaries. The charge was recorded in accordance with the provisions of APB 23, "Accounting for Income Taxes - Special Areas". An income tax provision had not been recorded previously as it was determined that these earnings would be reinvested in properties and plants and working capital. Restructuring activities taking place in the year ended January 31, 2004 have changed that determination. Deferred taxes on retained earnings of the remaining international subsidiaries have not been recognized as the income is determined to be permanently reinvested. During 2004, $4,667 of tax accruals were reversed due to the resolution of prior year income tax audits.

The following table summarizes our provision for income taxes and the related effective tax rates for the year ended.

                                            January 31, 2004   January 25, 2003

Income (Loss) before income taxes           $(73,948)          $11,541
Provision for income taxes                  25,263             2,319
Effective tax rate                          134.2%             20.1%


The effective tax rate for the year was significantly more than the U.S. statutory rate primarily due to the recognition of a deferred tax liability for certain unrepatriated foreign earnings of $5,123 under APB 23, "Accounting for Income Taxes - Special Areas," and the non-cash charge to continuing operations of $49,033 to provide a full valuation allowance on our remaining net deferred tax assets, exclusive of the current year deferred tax asset recorded as a result of recognition of additional minimum pension liability. A valuation allowance of $5,067 was recorded as a non-cash charge to other comprehensive loss in the separate equity accounts and has no effect on the effective tax rate. The effective tax rate for the year ended January 25, 2003 was lower than the U.S. statutory rate primarily due to the resolution of prior year foreign tax audits and the recognition of state tax loss carry forwards.

Fiscal year ended January 2003 compared
with fiscal year ended January 2002

Operations
Consolidated net sales for the twelve months ended January 25, 2003 decreased $17,196 from the same period in the prior year, reflecting softness in the overall economy. Sales of Foodservice products decreased $19,945 or 9.0% over the same period in the prior year. This was mainly the result of significant cutbacks by airlines and other foodservice establishments as the travel and entertainment industries remain sluggish. In addition, Consumer sales in domestic markets increased $966 or .4%. This was mainly attributable to increased net sales at the supermarket divisions, which were offset by a decrease in other consumer markets. Additionally, International sales increased $1,783 or 2.1% over the same period in the prior year.

Gross margin was 31.6% in 2003, as compared to 31.8% in the prior year. The low gross margin for both years is primarily the result of unfavorable factory variances as the Company's manufacturing facilities operated at a lower capacity due to reduced demand.

Operating expenses decreased by $4,285, or 3.2%, for the twelve-month period ended January 25, 2003. This decrease is attributable to the reduction of goodwill amortization of $3,924 and continued efforts to reduce operating costs. As a percentage of sales, operating expenses were 26.4% in the current year compared to 26.4% in 2002.

Other income decreased by $2,943 from the same period last year. In 2002, the Company had miscellaneous income of $8,646 related to the receipt of Prudential Financial common shares, which were included in other current assets. These shares were received by the Company, a Prudential policyholder, as part of Prudential's conversion from a mutual insurance company to a stock enterprise. One sixth of these shares were sold in 2002. The remaining shares were sold in 2003, which resulted in an additional gain of $1,300. Also in 2003, the Company had other income of $3,000 generated from insurance proceeds for recovery of legal costs incurred in connection with a fiscal 2000 unsolicited takeover attempt. Interest expense and amortization of deferred financing costs in 2003 decreased $6,873 from $23,934 in the prior year. This decrease is due to significantly lower average borrowings throughout the year and lower prevailing interest rates, the most significant of which was the decrease in the weighted average rate of short-term debt from 6.0% in 2002 to 4.6% in 2003.

The effective tax rate was 20.1% in 2003 as compared to 39.9% in 2002. This is principally the result of the reversal of prior foreign taxes recognized, due to the resolution of prior year foreign tax audits and the recognition of state tax loss carry forwards.

Restructuring & Lean Manufacturing

As a result of the substantial manufacturing inefficiencies and negative manufacturing variances, it was determined at the end of the third quarter to close the following factories: Buffalo China dinnerware factory and decorating facility in Buffalo NY; dinnerware factory in Juarez, Mexico; flatware factory in Toluca, Mexico; hollowware factory in Shanghai China; and hollowware factory in Vercelli, Italy. The Company will continue to market the products from these sites, using independent suppliers. The Toluca, Mexico; Shanghai, China; and Vercelli, Italy facilities closings were completed during the fourth quarter of the year ended January 31, 2004. The Buffalo, NY factory buildings and associated materials and supplies were sold to Niagara Ceramics Corporation on March 12, 2004. The Buffalo China name and all other active Buffalo China trademarks and logos will remain the property of the Company. Niagara Ceramics will be an independent supplier to the Company. The Juarez, Mexico factory closing is expected to be completed by the end of the first quarter of the fiscal year ending January 29, 2005. Additionally, the warehouse located in Niagara Falls, Canada will be closed during the first quarter of the upcoming year. The Toluca, Mexico; Juarez, Mexico; Niagara Falls, Canada; and a portion of the Vercelli, Italy properties have been sold and the Company anticipates closing the sales by May 31, 2004. The Company believes that the remaining properties will be sold by July 30, 2004. The restructuring plans are intended to reduce costs, increase the Company's liquidity and better position the Company to compete under the current economic conditions.

Under the restructuring plan, approximately 1,150 employees will be terminated. As of January 31, 2004, 297 of those terminations have occurred while 65 employees have accepted employment with Niagara Ceramics who are now the new owners of Buffalo China. As of the end of the year there remains 772 employees who are scheduled to be terminated. Termination benefits have been recorded in accordance with contractual agreements or statutory regulations. The Company recognized a charge of $9,001 in year ended January 31, 2004. Cash payments under the restructuring was $1,601 and the liability at year end is $7,400

These cost saving activities are expected to reduce operating expenses by approximately $12 million annually.

The Company is implementing a lean manufacturing approach at its Sherrill, NY manufacturing facility in an effort to reduce manufacturing and overhead costs. During 2004, approximately 275 positions were eliminated at the Sherrill, N.Y. flatware manufacturing operation. The affected employment primarily involved supporting positions that are no longer needed under the Company's continued conversion to a lean manufacturing system and as a result of lower demand. The lean manufacturing conversion is projected to be complete by July 30, 2004 and expected annual savings are $18 million. Lean manufacturing is a process that eliminates all costs that do not add value to the finished product. The savings will be achieved through the continual elimination of overhead positions and increased manufacturing efficiencies associated with lean manufacturing. The forks and spoons that are manufactured by the lean manufacturing lines are on plan and have resulted in cost reductions. The remaining metal products to be converted need to result in similar cost savings as the forks and spoons in order for the Sherrill, NY facility to remain operational.

Fixed Asset Impairments

In conjunction with the closures associated with the restructuring, the Company performed an evaluation in accordance with the held for sale model for Buffalo China and the held and used model for all other facilities of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long Lived Assets" (FASB 144), to determine if the manufacturing fixed assets were subject to a possible impairment loss. Due to the cash flow being less than the book value, it was determined that an impairment existed and as a result, the Company valued the assets at fair market value. An impairment charge of $12,730 was identified and recorded as a charge in the consolidated statements of operations under the caption "Impairment loss on depreciable assets" for the year ended January 31, 2004.

In conjunction with the Company's effort to reduce SKUs and operate in a profitable and cost efficient fashion, several glass and crystal product lines have been discontinued. Additionally, domestic metalware production has been reengineered under the lean manufacturing effort and certain patterns have been outsourced to low cost producers. The Company performed a FASB 144 evaluation to determine if the fixed assets associated with these product lines were subject to a possible impairment loss. Due to the cash flows being less than the book value of fixed assets, it was determined that an impairment existed. The fixed assets are specific to these product lines and do not have a market and therefore no market value, and as a result, an impairment charge of $4,300 was identified. The charge is recorded in the consolidated statements of operations under the caption "Impairment loss on depreciable assets" for year ended January 31, 2004.

As a result of the reduced operating results and negative cash flow associated with the Oneida Home outlet stores (the "Stores"), the Company performed a FASB 144 evaluation to determine if the fixed assets were subject to a possible impairment loss. Due to the negative cash flow it was determined that an impairment existed. The impaired fixed assets are designed and manufactured specifically for the Stores or are improvements made to leased facilities and as a result, they do not have a market or market value. An impairment charge of $1,044 was identified, which was recorded as a charge in the consolidated statements of operations under the caption "Impairment loss on depreciable assets" for the year ended January 31, 2004.

The Company has land use rights in connection with its Shanghai operation. As a result of the restructuring, the Company will shut down the Shanghai operation and the land use rights are impaired. An impairment charge of $530 was recognized and recorded as a charge in the consolidated statements of operations under the caption "Impairment loss on depreciable assets" for the year ended January 31, 2004.

Impairment of Intangible Assets

During 2004, the Company determined that a goodwill impairment existed at its UK operation. Reduced personal and business travel and restaurant activity combined with weak consumer confidence has led to lower revenue, operating profits and cash flow. Based on an independently performed valuation, the Company recognized an impairment charge of $1,300 for the year ended January 31, 2004. The fair value of the Company was determined through a combination of three valuation analyses: business enterprise, debt and equity. The charge is recorded as a charge in the Consolidated Statements of Operations under the caption "Impairment charges" for year ended January 31, 2004.

Liquidity & Financial Resources

Cash flow from operating activities generated cash of $13,104 and $26,895 for the years ended January 2004 and 2003, respectively. The net cash provided in operating activities for the year ended January 31, 2004 was primarily due to positive changes in working capital of $51,127 of which the largest components contributing to the cash generated were inventory and accounts receivable. This increase in working capital was partially offset by the net loss of $(99,211) and non-cash adjustments for depreciation expense impairment charges and deferred taxes. The cash generated for the year ended January 25, 2003 was primarily from earnings and very little changes in working capital needs.

Cash used in investing activities was $1,667 for the year ended January 31, 2004 as compared to cash generated of $4,398 for the prior year ended January 25, 2003. Net cash used for the year ended January 31, 2004 was attributable to capital expenditures in the amount of $5,123 which were partially offset by cash received of $3,456 from the sale of properties and equipment. Cash generated in the prior year was a result of proceeds received from the sale of marketable securities of $8,399 along with the proceeds from the sale of assets of $3,197. Cash generated was partially offset by cash used of $7,334 for capital expenditures.

Cash used in financing activities was $4,219 and $39,741 for the years ended January 2004 and 2003, respectively. Net cash used for both January 2004 and 2003 was primarily a result of the reduction of debt along with the payment of dividends on the Company's stock. In April 2003, the Company and its required lenders entered into amendments to the revolving credit and note agreements. The amendments extend the maturity to May 31, 2005 from February 1, 2004, adjust certain financial covenants and prohibit payment of dividends on common stock. In addition, the commitment under the revolving credit facility reduced to $225,000 upon signing of the amendment with further reductions to $220,000 on July 25, 2003, $215,000 on November 3, 2003, $205,000 on January 30, 2004,
$185,000 on February 7, 2004, $175,000 on May 3, 2004 and $165,000 on November
1, 2004.

These facilities contain certain financial covenants, including a restriction limiting the Company's total debt outstanding to a pre-determined multiple of the prior rolling twelve months earnings before interest, taxes, deprecation and amortization. A default in compliance with these covenants, if unremedied, could cause the lenders to declare the principal outstanding to be payable immediately. Since October 25, 2003, the Company has been in violation of the interest coverage ratio, leverage ratio and net worth covenants and received a series of waivers from its required lenders that expired April 30, 2004. The waivers also postponed the $35 million reductions in the revolving credit facility until April 30, 2004. The Company did not pay any compensation for these waivers. The Company's senior note holders agreed to defer until April 30, 2004 a $3.9 million payment that was due October 31, 2003. On April 30, 2004 the Company received waivers through June 15, 2004. At that time, the Company expects to have provided lenders with updated financial information regarding operations and restructuring plans and request waivers to incorporate a number of changes. These changes include the amendment of the financial covenants and permit certain transactions. The Company expects there will be a further deferral of the reductions and payments until such amendments are agreed upon. The Company's outstanding borrowings are classified as current as the waiver has not been agreed upon and more restrictive covenants must be met as of May 1, 2004 under the existing agreement and it is probable that the Company will fail to meet those covenants.

Working capital was $(89,751) as of January 31, 2004 as compared to $179,144 at January 25, 2003. The decrease in working capital as of January 31, 2004 was caused by the current classification of the revolving credit and note agreements. As of January 31, 2004, the Company had unused bank lines of credit of $13,129. Under the provisions of the amended revolving credit and note agreements, at January 31, 2004 the Company was able to declare dividends on its 6% Cumulative Preferred Stock up to $32 per quarter. However, no dividend was declared on the preferred stock for the year ended January 31, 2004. Dividends in arrears amounted to $129 for the year ended January 31, 2004.

In addition to the restructuring, the Company is continuing its implementation of lean manufacturing and improving efficiencies as well as reducing headcount in the Sherrill, NY manufacturing facility. The results of the Company's actions are intended to reduce costs, increase the Company's liquidity and better position the Company to compete under the current economic conditions.

The following table represents the Company's existing debt and lease obligations:

                                         Lease           Debt
                                      Commitment      Obligations
                                      ----------      -----------
2005...............................    $  8,131        $223,214
2006...............................       5,021
2007...............................       3,496
2008...............................       2,837
2009...............................       2,091
Remainder..........................       8,248
                                       --------        --------
       Total.......................    $ 29,824        $223,214
                                       ========        ========

The Company needs to raise additional capital to reduce its outstanding debt obligations as required by the amended agreements. Our revenue and costs may be dependent upon factors that are not within our control. Due to the uncertainty of these factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and such variations could affect our future liquidity. Should factors differ materially, management may delay capital expenditures, reduce overhead, selling, distribution and administrative expenses, sell assets or seek alternative financing. Provided the above amendments or waivers are obtained, operating results improve as a result of the restructuring activities and implementation of lean manufacturing, and the additional capital raised, management believes there is sufficient liquidity to support the Company's funding requirements over the next year from future operations as well as from available bank lines of credit. If the amendments or waivers are not received, potential additional capital not raised, or operating results do not improve, the Company may not continue as a going concern.

Critical Accounting Policies
The Company's accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements in its Annual Report for the years ended January 2004 and 2003. As disclosed in Note 1, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying footnotes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from those estimates, and such differences may be material to the Consolidated Financial Statements.

The most significant accounting estimates inherent in the preparation of the Company's financial statements includes estimates as to the recovery of accounts receivable, inventory, goodwill, other long-lived assets and income taxes and the Company's pension and post retirement assumptions. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix and actuarial determinations. The Company re-evaluates these significant factors as facts and circumstances dictate. Historically, actual results have not differed significantly from those determined using the estimates described above.

The valuation of the Company's pension, other post-retirement plans and self insured medical and workers compensation plans require the use of assumptions and estimates that are used to develop actuarial valuations of expenses and assets/liabilities. These assumptions include discount rates, investment returns, projected salary increases, benefits, mortality rates and claims lag. The actuarial assumptions used in the Company's pension reporting are reviewed annually and compared with external benchmarks to help assure that they account for the Company's future pension and other post-retirement obligations. Changes in assumptions and future investment returns could potentially have a material impact on pension expense and related funding requirements.

The Company estimates its tax expense based on the amount it expects to owe the respective taxing authorities. Taxes are discussed in more detail in Note 4 of Notes to Consolidated Financial Statements. Accrued taxes represents the net estimated amount due or to be received from taxing authorities. In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of the Company's tax position. If the final resolution of taxes payable differs from our estimates due to regulatory determination or legislative or judicial actions, adjustments to tax expense may be required.

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. The assets and liabilities of acquired businesses are recorded under the purchase method at their estimated fair values at the dates of acquisition. The Company has recorded goodwill of $136,118 at January 31, 2004 and $133,944 at January 25, 2003. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other intangible Assets", goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing. The identification and measurement of goodwill impairment involves the estimation of the fair value of reporting units. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows and market comparable analyses. Future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities. See Note 1 of Notes to Consolidated Financial Statements for further discussion and resulting goodwill charges on the U.K. operations.

The Company offers various sales discounts and co-op advertising incentives to a broad base of customers. These discounts and incentives are recorded as a reduction of sales. The company records accruals for these discounts and incentives as sales occur. Management regularly reviews the adequacy of the accruals based on current customer purchases. The amounts due to customers are paid or deducted from accounts receivable balances throughout the year.

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In accordance with SFAS No. 144, long-lived assets to be held and used by an entity are to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized by reducing the recorded value to fair value.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently does not hold any financial instruments that should be considered for transition from equity to liabilities.

In January 2003, the FASB issued Financial Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities. In December 2003 the FASB issued FIN 46R. The objective of FIN No. 46 is to improve financial reporting by companies involved with variable interest entities. FIN No. 46 changes certain consolidation requirements by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Interpretation outlines disclosure requirements for variable interest entities in existence prior to January 31, 2003, and requires consolidation of variable interest entities created after January 31, 2003. In addition, FIN 46R requires consolidation of variable interest entities created prior to January 31, 2003 for fiscal periods ending after March 15, 2004. The adoption of this standard is not expected to have a material impact on the Company's financial condition or results of operations.

ITEM 7A QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

Quantitative and Qualitative Disclosures About Market Risk

The Company's market risk is impacted by changes in interest rates and foreign currency exchange rates. Pursuant to the Company's policies, the Company does not hold or issue any significant derivative financial instruments.

The Company's primary market risk is interest rate exposure in the United States. Historically, the Company manages interest rate exposure through a mix of fixed and floating rate debt. The majority of the Company's debt is currently at floating rates. Based on floating rate borrowings outstanding at January 2004, a 1% change in the rate would result in a corresponding change in interest expense of $2.3 million.

The Company has foreign exchange exposure related to its foreign operations in Mexico, Canada, Italy, Australia, the United Kingdom and China. See Note 16 of Notes to Consolidated Financial Statements for details on the Company's foreign operations. Translation adjustments recorded in the income statement were not of a material nature. See Foreign Currency Translation in Note 1 of Notes to Consolidated Financial Statements for further discussion.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

              Index to Financial Statements and Supplementary Data

                                                                                                         Page
                                                                                                         ----
Report of Independent Auditors........................................................................    22

Consolidated Statements of Operations: years ended January 2004, 2003 and 2002........................    23

Consolidated Balance Sheets: January 31, 2004 and January 25, 2003....................................    24

Consolidated Statements of Changes in Stockholders' Equity: years ended January 2004, 2003 and 2002...    25

Consolidated Statements of Comprehensive (Loss) Income: years ended January 2004, 2003 and 2002.......    26

Consolidated Statements of Cash Flows: years ended January 2004, 2003 and 2002........................    27

Notes to Consolidated Financial Statements............................................................    28

Schedule of Valuation and Qualifying Accounts for the years ended January 2004, 2003 and 2002,
respectively..........................................................................................    59

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Oneida Ltd.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Oneida, Ltd. and its subsidiaries at January 31, 2004 and January 25, 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 2, the Company has suffered significant losses and is in violation of its debt covenants. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this uncertainty are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1, effective January 27, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles."

As discussed in Note 16, the Company has restated its 2003 and 2002 reporting segments.

/s/ PRICEWATERHOUSECOOPERS LLP

Syracuse, New York
April 30, 2004

                                   ONEIDA LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Thousands of Dollars, except per share data)

                              Year ended in January

                                                            January 31,   January 25,   January 26,
                                                               2004          2003           2002
                                                            -----------   -----------   -----------
Revenues:
   Net sales ............................................     $452,975      $491,875      $509,071
   License fees .........................................        1,466         1,378         1,513
                                                              --------      --------      --------
Total  Revenues .........................................      454,441       493,253       510,584
                                                              --------      --------      --------

Cost of sales ...........................................      350,847       338,036       348,757
                                                              --------      --------      --------

Gross Margin ............................................      103,594       155,217       161,827

Operating expenses:
   Selling, distribution and  administrative expense ....      134,304       129,809       134,110
   Restructuring expense ................................        9,001
   Impairment loss on depreciable assets ................       18,604
   Impairment loss on goodwill ..........................        1,300
   (Gain) loss on the sale of fixed assets ..............       (2,737)           55            39
                                                              --------      --------      --------
         Total ..........................................      160,472       129,864       134,149
                                                              --------      --------      --------

Other income ............................................        2,654         8,320        11,263
Other expense ...........................................       (3,051)       (5,071)       (3,327)
Interest expense and amortization of
   deferred financing costs .............................      (16,673)      (17,061)      (23,934)
                                                              --------      --------      --------
(Loss) income before income taxes .......................      (73,948)       11,541        11,680
Provision for income taxes ..............................      (25,263)       (2,319)       (4,657)
                                                              --------      --------      --------
Net (loss) income .......................................     $(99,211)     $  9,222      $  7,023
                                                              ========      ========      ========

Preferred Stock Dividends................................         (129)         (129)         (130)
                                                              --------      --------      --------
Net (loss) income available to common shareholders.......     $(99,340)     $  9,093      $  6,893
                                                              --------      --------      --------
(Loss) earnings per share of common stock Net income:

            Basic .......................................     $  (5.98)     $    .55      $    .42
            Diluted .....................................        (5.98)          .55           .42

See notes to consolidated financial statements.

                                   ONEIDA LTD.
                           CONSOLIDATED BALANCE SHEETS
                              (Thousand of Dollars)

                                                          January 31,   January 25,
                                                             2004          2003
-----------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash ...............................................     $  9,886      $  2,653
   Trade accounts receivables, less allowance
      for doubtful accounts of $2,961 and
      $2,963, respectively ............................       58,456        75,810
   Other accounts and notes receivable ................        1,890         2,196
   Inventories ........................................      139,448       167,573
   Other current assets ...............................        5,361         8,515
                                                            --------      --------
         Total current assets .........................      215,041       256,747
Property, plant and equipment, net ....................       73,675       102,366
Assets held for sale ..................................        3,199
Goodwill ..............................................      136,118       133,944
Deferred income taxes .................................                     18,575
Other assets ..........................................       13,468        13,488
                                                            --------      --------
         Total assets .................................     $441,501      $525,120
                                                            ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt ....................................     $  7,654      $  8,510
   Accounts payable ...................................       21,231        25,711
   Accrued liabilities (Note 10).......................       45,293        36,976
   Accrued restructuring ..............................        7,400
   Long term debt classified as current................      223,214         6,406
                                                            --------      --------
         Total current liabilities ....................      304,792        77,603
Long-term debt ........................................            0       219,037
Accrued postretirement liability (Note 11).............       62,930        59,708
Accrued pension liability (Note 11)....................       24,259        18,892
Deferred income taxes (Note 4).........................        9,823
Other liabilities .....................................       17,097        20,491
                                                            --------      --------
         Total liabilities ............................      418,901       395,731
Commitments and contingencies (Note 8)
Stockholders' equity:
Cumulative 6% preferred stock--$25 par value;
   authorized 95,660 shares, issued 86,036 shares,
   callable at $30 per share respectively .............        2,151         2,151
Common stock--$l.00 par value; authorized
      48,000,000 shares, issued 17,883,460 and
      17,836,571 shares respectively ..................       17,883        17,837
Additional paid-in capital ............................       84,561        84,318
Retained earnings (deficit) ...........................      (32,933)       68,407
Accumulated other comprehensive loss ..................      (27,493)      (19,190)
Less cost of common stock held in treasury;
   1,149,364 and 1,285,679 shares, respectively .......      (21,569)      (24,134)
                                                            --------      --------
      Stockholders' equity: ...........................       22,600       129,389
                                                            --------      --------
         Total liabilities and stockholders' equity ...     $441,501      $525,120
                                                            ========      ========

See notes to consolidated financial statements.

                                   ONEIDA LTD.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Thousands of Dollars)

                                                                                                 Accum.
                                                                             Add'l               Other
                                              Common   Common  Preferred   Paid-in  Retained      Comp.   Treasury
                                              Shares   Stock     Stock     Capital  Earnings   Inc(Loss)   Stock        Total
                                              ------  -------  ---------   -------  --------   ---------  --------      -----
Balance January 27, 2001....................  17,703  $17,703   $2,167     $82,956   $55,693   $(11,423)  $(24,590)  $122,506
Stock plan activity, net of tax.............     106      106                1,009                                      1,115
Purchase/retirement of treasury stock--net..                       (16)                                        456        440
Cash dividend declared ($.17 per common
   share and $1.50 per preferred share).....                                          (2,078)                          (2,078)
Net income..................................                                           7,023                            7,023
Foreign currency translation adjustment.....                                                     (5,482)               (5,482)
Unrealized holding gain on  marketable
   equity securities, net of income
   taxes of $(339)..........................                                                        577                   577
                                              -------------------------------------------------------------------------------
Balance January 26, 2002....................  17,809   17,809    2,151      83,965    60,638    (16,328)   (24,134)   124,101
Stock plan activity, net of tax.............      28       28                  353                                        381
Cash dividend declared ($.08 per common
   share and $1.50 per preferred share).....                                          (1,453)                          (1,453)
Net income..................................                                           9,222                            9,222
Foreign currency translation adjustments....                                                      1,715                 1,715
Realized gain on marketable equity
   securities, net of income taxes of $339..                                                       (577)                  577
Minimum pension liability adjustments, net
   of tax benefit of $2,349.................                                                     (4,000)               (4,000)
                                              -------------------------------------------------------------------------------
Balance January 25, 2003....................  17,837   17,837    2,151      84,318     68,407   (19,190)   (24,134)   129,389
Stock plan activity, net of tax.............      46       46                  243                                        289

Cash dividend declared ($.02 per common
   share and $.375 per preferred share).....                                             (363)                           (363)
Net loss....................................                                          (99,211)                        (99,211)
Foreign currency translation adjustments....                                                      5,392                 5,392
Contribution of treasury Shares to ESOP.....                                           (1,766)               2,565        799
Minimum pension liability adjustments,
   net of tax benefit of $0.................                                                    (13,695)              (13,695)
                                              -------------------------------------------------------------------------------
Balance January 31, 2004....................  17,883  $17,883   $2,151     $84,561   $(32,933) $(27,493)  $(21,569)   $22,600
                                              ===============================================================================

See notes to consolidated financial statements.

                                   ONEIDA LTD.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                             (Thousands of Dollars)

                                                                               January 31,   January 25,   January 26,
                                                                                  2004          2003          2002
                                                                               -----------   -----------   -----------
Net (loss) income...........................................................    $ (99,211)     $  9,222       $ 7,023

Other  comprehensive income, net of tax:

Unrealized holding gain on marketable securities, net of income tax
   expense of $146 and $339.................................................                        248           577

Realized gain on marketable securities, net of income tax benefit of $484...                        825

Foreign currency translation adjustments, net of income tax benefit.........        5,392         1,715        (5,482)

Minimum pension liability adjustments, net of income tax benefit
   of $0 and $2,349 in January 31, 2004 and January 25, 2003, respectively..      (13,695)       (4,000)          --
                                                                                ---------      --------       -------

Other comprehensive loss....................................................       (8,303)       (2,862)       (4,905)
                                                                                ---------      --------       -------

Comprehensive (loss) income.................................................    $(107,514)     $  6,360       $ 2,118
                                                                                =========      ========       =======
Balance at end of year......................................................    $(27,493)      $(19,190)     $(16,328)
                                                                                =========      ========       =======


See notes to consolidated financial statements.

                                   ONEIDA LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)

Year ended in January                                                  2004       2003       2002
---------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income (loss)..............................................   $(99,211)  $  9,222   $  7,023
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization...............................     11,771     13,746     13,761
      Impairment of goodwill long-term assets.....................     19,904         --         --
      (Gain) loss on disposition of properties and equipment......     (2,737)        55         39
      Gain on marketable securities...............................         --     (1,300)    (8,646)
      Deferred taxes..............................................     30,642      3,532      9,890
      Receivables provisions......................................         (1)      (512)       403
      Decrease (increase) in operating assets:
         Receivables..............................................     17,979      3,682      6,991
         Inventories..............................................     31,910      3,646     39,921
         Other current assets.....................................      2,380     (2,833)     3,336
         Other assets.............................................       (482)    (1,140)    (3,288)
      Increase (decrease) in accounts payable.....................     (3,173)       683     (7,817)
      Increase (decrease) in accrued liabilities..................      2,513     (2,656)   (22,073)

      Effect of foreign currency on intercompany
         balances.................................................      1,609        770       (232)

         Net cash provided by operating activities................     13,104     26,895     39,308
                                                                     --------   --------   --------
CASH FLOW FROM INVESTING ACTIVITIES:
   Proceeds from the sale of subsidiaries and minority interest...         --         23      6,604
   Purchases of properties and equipment..........................     (5,123)    (7,334)   (13,750)
   Proceeds from dispositions of properties and equipment.........      3,456        113      2,798
   Proceeds from sale of marketable securities....................         --      8,399      1,547
   Proceeds from disposal of assets held for sale.................         --      3,197      3,823
                                                                     --------   --------   --------
         Net cash provided by (used in) investing activities......     (1,667)     4,398      1,022
                                                                     --------   --------   --------
CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock.........................        289        381      1,115
   Issuance of treasury stock.....................................                              440
   (Payments)/borrowings of short-term debt net.                       (1,480)    (1,509)     3,582
   Proceeds from issuance of long-term debt.......................                            1,025
   Payments of long-term debt.....................................     (2,602)   (37,160)   (32,953)
   Dividends paid.................................................       (426)    (1,453)    (4,238)
                                                                     --------   --------   --------
         Net cash used in financing activities....................     (4,219)   (39,741)   (31,029)
                                                                     --------   --------   --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    15        (11)      (352)
                                                                     --------   --------   --------
NET INCREASE (DECREASE) IN CASH...................................      7,233     (8,459)     8,949
CASH AT BEGINNING OF YEAR.........................................      2,653     11,112      2,163
                                                                     --------   --------   --------
CASH AT END OF YEAR...............................................   $  9,886   $  2,653   $ 11,112
                                                                     ========   ========   ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid during the year for:
      Interest....................................................   $ 15,140   $ 15,719   $ 25,309
      Income taxes................................................        114      2,559      1,056
      Non-cash investing activity:
      Unrealized gain on marketable securities....................         --         --        916
      Non-cash contribution of treasury shares to ESOP............        799         --         --

See notes to consolidated financial statements.

                                   ONEIDA LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                (Thousands of Dollars Except Share and Per Share)

1.   ACCOUNTING POLICIES

Restatement

During fiscal 2004, the Company determined that it should have historically been reporting three reportable segments, as defined in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information": Foodservice, Consumer and International. Foodservice and Consumer segments operate in the US. The Company previously reported that its Tableware segment was grouped around three major product categories. The prior year disclosures have been restated to report these three segments. This change in segment reporting has no effect on reported earnings. (See Note 16).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company uses a 52-53 week fiscal year ending on the last Saturday in January. The year ended January 31, 2004 included 53 weeks of activity. The financial statements of certain non U.S. subsidiaries are consolidated with those of the parent on the basis of years ending in December. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions inherent in the Company's financial statements include those made regarding valuation of accounts receivable, inventory, goodwill, deferred tax assets and the Company's pension, postretirement, self insured workers compensation and self insured medical plans. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the prior year's information to conform to the current year presentation. In 2002, shipping and handling costs have been reclassified from net sales to cost of sales. Selling expense for the Company owned European retail shops has been reclassified from cost of sales to selling, distribution and administrative expenses. Amortization of deferred financing costs has been reclassified from other expense to interest and amortization of deferred financing costs. Additionally prior years' cash flows have been reclassified to accurately report the effect of foreign currency translation on cash.

Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income", requires companies to report a measure of operations called comprehensive income. This measure, in addition to net income, includes as income or loss, the following items, which if present are included in the equity section of the balance sheet: unrealized gains and losses on certain investments in debt and equity securities; foreign currency translation; gains and losses on derivative instruments designated as cashflow hedges; and minimum pension liability adjustments. The Company has reported comprehensive income in the Consolidated Statements of Comprehensive (Loss) Income.

Stock Option Plans

The Company has elected to continue following APB No. 25 "Accounting for Stock Issued to Employees" in accounting for its stock-based compensation plans. Under APB No. 25, compensation expense is not required to be recognized for the Company's stock-based compensation plans. Under Statement of Financial Accounting Standards No. 123 ("SFAS 123") "Accounting for Stock Based Compensation", compensation expense may be recognized for the fair value of the options on the date of grant over the vesting period of the options.

Application of the fair-value based accounting provision of SFAS 123 results in the following pro forma amounts of net (loss) income and earnings (loss) per share:

                                           2004       2003      2002
                                         ---------  --------  --------
Net (loss) income, as reported........   $(99,211)  $ 9,222   $ 7,023

Less: Total stock-based employee
compensation expense determined
under Black-Scholes option pricing
model, net of related tax effect
of $0, $1,529, and $1,484,
respectively..........................     (2,386)   (2,293)   (2,233)
                                        ---------   -------   -------

Pro forma net income..................  $(101,597)  $ 6,929   $ 4,790
                                        =========   =======   =======

Earnings (loss) per share:
   As reported: Basic.................  $   (5.98)  $   .55   $   .42
                Diluted...............      (5.98)      .55       .42
   Pro forma:   Basic.................      (6.12)      .41       .28
                Diluted...............      (6.12)      .41       .28

Accounting for Stock Plans

The fair value for both the Stock Purchase Plan and Stock Option Plan was estimated at the date of grant using a Black-Scholes options pricing model.

The valuation of the Stock Purchase Plan used the following weighted average assumptions for 2004, 2003 and 2002, respectively: risk-free interest rates of 1.01%, 2.20% and 3.37%; dividend yields of 0.00%, 0.42% and 0.98%; volatility factors of the expected market price of the Company's common stock of 32.0%, 42.8% and 39.1%; and a weighted average expected life of the option of 9 months. The fair value per share for the options granted during 2004, 2003 and 2002 was $1.68, $5.37 and $5.51, respectively. The estimated fair value of the options is expensed in the year of issue in calculating pro forma amounts.

The valuation of the Stock Option Plan used the following weighted average assumptions for 2004, 2003 and 2002, respectively: risk free interest rate of 3.07%, 4.41% and 4.99%; dividend yield of 0.00%, 0.44% and 1.05%; volatility factor of the expected price of the Company's common stock of 45.72%, 39.25% and 37.7%; and an expected life of 5.53, 5.54 and 5.56 years. The fair value per share for the options granted during 2004, 2003 and 2002 was $5.05, $7.56 and $6.50. The estimated fair value of the options is expensed over the five-year vesting period in calculating pro forma amounts.

Earnings per Share

Basic and diluted earnings per share are presented for each period in which a statement of operations is presented. Basic earnings per share is computed by dividing net income less preferred stock dividends earned, even if not declared, by the weighted average shares actually outstanding for the period. Diluted earnings per share include the potentially dilutive effect of shares issuable under the employee stock purchase and incentive stock option plans. The Company had anti-dilutive shares outstanding of 960,000, 1,651,000, and 1,348,000 for 2004, 2003, and 2002, respectively. These shares are not part of the calculation in determining earnings per share.

Cash and Cash Equivalents

Cash and cash equivalents have original maturities of three months or less.

Allowance for Doubtful Accounts

The Company evaluates the adequacy of the allowance for the doubtful accounts on a periodic basis. The evaluation includes historical trends in collections and write-offs, management's judgment of the probability of collecting accounts and management's evaluation of business risk. The evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. Accounts are determined to be uncollectible when the balance is deemed to be worthless or only recoverable in part and are written off at that time through a charge against the allowance.

Inventories

Inventories are valued at the lower of cost or market. Approximately 15% of inventories are valued under the last-in, first-out (LIFO) method in 2004 and 2003, with the remainder valued under the first-in, first-out (FIFO) method.

The dollar value of the Company's inventories valued under the last-in, first-out (LIFO) method was $6,482 and $8,935, respectively for the years ended January 31, 2004 and January 25, 2003.

Property, Plant and Equipment

Property, plant, equipment and tooling are stated at cost. Depreciation is provided over the estimated useful lives of the related assets, generally using the straight-line method. The depreciable lives assigned to buildings are 20-50 years while equipment and tooling is depreciated over 3-16 years. Ordinary maintenance and repairs are charged to operations as incurred. Gains and losses on disposition or retirement of assets are reflected in income as incurred.

Interest relating to the cost of constructing certain fixed assets requiring an extended period of time to get ready for their intended use are capitalized and amortized over the asset's estimated useful life.

Investments in Marketable Securities

The Company classified its marketable equity securities as available for sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". These securities were carried at fair market value in other current assets, with unrealized gains and losses, net of tax, reported in stockholders' equity as a component of other comprehensive income (loss).

In 2002, the Company had other income of $8,646 related to the receipt of Prudential Financial common shares. These shares were received by the Company, a Prudential shareholder, as part of Prudential's conversion from a mutual insurance company to a stock enterprise. One-sixth of the shares were sold in 2002 resulting in gains of $1,547. Unrealized gains on the remaining shares of $577 and $248 (net of tax) were recorded as a component of other comprehensive income (loss) in the Company's equity section. The balance of the shares was sold in 2003, resulting in gains of $1,300 recorded in other income.

Barter

The Company has entered into various barter transactions exchanging inventory for future barter credits to be utilized on advertising and other goods and services.

The credits are recorded at the fair value of the inventory exchanged in accordance with APB 29, "Accounting for Non-Monetary Transactions" and EITF 93-11 "Accounting for Barter Transactions". The value of the barter credits totaled $4,556 and $5,039 net of reserves of $480 and $530 at January 31, 2004 and January 25, 2003, respectively and expire in December 2010.

Goodwill and Intangibles

Effective January 27, 2002, the Company adopted the provisions of SFAS No. 142 (FAS 142), "Goodwill and Other Intangible Assets" which requires companies to cease amortizing goodwill and certain intangible assets deemed to have an indefinite useful life. Instead, FAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life to be reviewed for impairment upon adoption of FAS 142 and annually thereafter, or if there is a triggering event. Under FAS 142 goodwill is tested under a two step approach. The first step requires the determination of the fair value of the reporting unit compared to the book value of that reporting unit. If the book value exceeds the fair value, a second step impairment test is required to measure the amount of impairment.

The Company performed its annual impairment test during the third quarter ended October 25, 2003. The results of the impairment test performed as part of the Company's annual impairment analysis resulted in an impairment charge on goodwill of $1,300. The fair value of the UK Operations was determined through a combination of three valuation analyses: business enterprise, debt and equity. The charge is recorded in the statement of operations under the caption "Impairment loss on goodwill".

Adjusted results, which exclude amounts no longer being amortized, are as follows:

                                           2004      2003     2002
                                         --------   ------   ------
Net (loss) income.....................   $(99,211)  $9,222   $7,023
Adjustments (net (loss) income):
   Goodwill amortization..............         --       --    2,472
                                         --------   ------   ------

Adjusted (loss) net income ...........   $(99,211)  $9,222   $9,495
                                         ========   ======   ======
Earnings (loss) per share:
   Basic:
      Reported net income (loss)......   $  (5.98)  $  .55   $  .42
      Adjusted net income (loss)......      (5.98)     .55      .57
   Diluted:
      Reported net income (loss)......      (5.98)     .55      .42
      Adjusted net income (loss)......      (5.98)     .55      .57

The change in the carrying amount of goodwill for the year ended January 31, 2004 and January 25, 2003 is as follows:

                                           2004       2003
                                         --------   --------
Balance at beginning of year..........   $133,944   $131,796
Impairment charges....................     (1,300)        --
Foreign currency translation..........      3,474      2,148
                                         --------   --------
Balance at end of year................   $136,118   $133,944
                                         ========   ========

At January 31, 2004, the gross carrying value and accumulated amortization of amortized intangible assets totaled $2,080 and $1,000, and $596 and $225, for the years ended January 31, 2004 and January 25, 2003, respectively.

Fair Value of Financial Instruments

The estimated fair market values of the Company's financial instruments, principally long-term debt, are estimated using discounted cash flows, based on current market rates for similar borrowings. Due to uncertainties inherent in relations with lenders, it is not possible to estimate the fair market value of the Company's long-term debt of January 2004 and January 2003. The carrying amounts for short-term borrowings approximate their recorded values.

Self Insurance

The Company self-insures its workers compensation, group medical and short term disability plans. Self-insurance liabilities are actuarially calculated based on claims filed and an estimate of claims incurred but not yet reported. Projection of losses concerning these liabilities is subject to a high degree of variability due to factors such as claim settlement patterns, litigation trends, legal interpretations, future levels of health care costs and the selection of discount rates.

Employee Benefit Plans

The actuarial determination of the Company's obligations and expense for the Company sponsored pension and postretirement benefits is dependent on the Company's selection of assumptions including the discount rate, expected long-term rate of return on plan assets, rates of compensation increase and health care cost trend rate. Significant differences between our actual experience or significant changes in our assumptions may materially affect pension and postretirement obligation expense. See Note 18 for changes to employee benefit plans after the balance sheet date.

Revenue Recognition

Revenues consist of sales to customers and license fees. Wholesale revenues are recognized when title passes and the risks and rewards of ownership have transferred to the customer, based on the shipping terms FOB shipping point pursuant to the Company's invoice. Retail store revenues are recognized at the time of sale. Amounts charged to customers for shipping are recognized in revenues. The Company has established an allowance for merchandise returns and markdowns based on historical experience, product sell-through performance by product and by customer, current and historical trends in the tableware industry and changes in demand for its products, in accordance with Statement of Financial Accounting Standards (SFAS) No. 48, "Revenue Recognition When Right of Return Exists". The returns allowance is recorded as a reduction in revenues for the estimated sales value of the projected merchandise returns and as a reduction in cost of products in the corresponding cost amount. Markdown allowances are estimated and deducted from revenue at the time that revenue is recognized. From time to time actual results will vary from the estimates that were previously established. Due to the existence of monitoring systems, the Company's visibility into its customers' inventory levels and the ongoing communication with its customers, the Company is able to identify variances in its estimates in a timely manner, that are then properly reflected in its financial statements.

The Company licenses the ONEIDA name for the use of third parties on products complementary to the Company's own core tableware lines. In accordance with the terms of these license agreements, license fees are received quarterly and are based on a percentage of the licenses' reported sales. Revenue is recognized quarterly as fees are received, and there are no advance license payments.

Costs and Expenses

Cost of Sales include product costs such as manufacturing compensation and related employee benefits, material costs such as raw materials, supplies and products purchased for resale, shipping costs, maintenance costs, process engineering, depreciation, and utility costs. Purchasing, receiving and inspection costs are considered cost of sales.

Selling, distribution and administrative costs are period costs and include selling, distribution and administrative salaries and expenses and related employee benefits, selling, distribution and administrative travel expenses, promotional expenses, distribution operating supplies and warehousing costs and professional fees. Warehousing, internal transfer costs and other distribution network costs are included in selling, distribution and administrative expenses and amounted to $30,551, $31,522 and $32,262 for the years ended January 2004, 2003 and 2002 respectively.

Treasury Stock

Treasury stock purchases are recorded at cost. During 2001, the Company purchased 319,100 shares of treasury stock at an average cost of $18.78. The Company purchases treasury stock primarily to improve stockholder value. As of January 2004, the Company has been authorized by the Board of Directors to repurchase up to 434,000 additional shares. Due to the default on the current banking covenants, the Company is restricted from repurchasing any additional shares at this time. The Company transferred 136,315 shares to the Employee Stock Ownership Plan (ESOP) during the year ended January 31, 2004. Treasury stock transferred to the Employee Stock Ownership Plan (ESOP) is retired from treasury stock at the average treasury stock price to date.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses amounted to $1,896, $2,660 and $3,315 during 2004, 2003 and 2002, respectively.

Accounting Pronouncements

In December 2003, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition", which rescinded accounting guidance contained in "SAB 101", "Revenue Recognition in Financial Statements", and the SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers". The adoption of SAB 104 did not have a material impact on the Company's revenue recognition policies.

In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of this standard currently has no impact on the financial statements of the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently does not hold any financial instruments that should be considered for transition from equity to liabilities.

In December 2003, the FASB issued SFAS No 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits", which requires additional disclosures about assets, obligations, cash flows and net periodic benefit costs of defined benefit pension plans and defined benefit other post retirement plans. The Company has adopted the disclosure requirements of SFAS No. 132 - revised as shown in Note 11. The Company will also begin disclosing its future benefit payment obligations beginning in fiscal year ended
January 2005.

In January 2004, the FASB issued FASB Staff Position (FSP) No. FAS 106-1, "Accounting and Disclosure requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", which permits the sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Company has elected to defer accounting for the effects of the Act pending further consideration of the underlying accounting issues and as a result, the measurements of the accumulated post retirement benefit obligation and post retirement benefit cost do not reflect the effects of the Act. Authoritative guidance on the accounting for the Act is pending and, when issued, could require changes to the information currently reported.

In January 2003, the FASB issued Financial Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." In December 2003 the FASB issued FIN 46R. The objective of FIN No. 46 is to improve financial reporting by companies involved with variable interest entities. FIN No. 46 changes certain consolidation requirements by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Interpretation outlines disclosure requirements for variable interest entities in existence prior to January 31, 2003, and requires consolidation of variable interest entities created after January 31, 2003. In addition, FIN 46R requires consolidation of variable interest entities created prior to January 31, 2003 for fiscal periods ending after March 15, 2004. The adoption of this standard is not expected to have a material impact on the Company's financial condition or results of operations.

2.   GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company experienced a net loss of approximately $99 million for the year ended January 31, 2004 and has provided a full valuation allowance for its deferred tax assets in 2004. This has resulted in a deficit in retained earnings. In addition, the Company has violated interest coverage ratio, leverage ratio, and net worth covenants for the second and third quarter in fiscal 2004 and at year end as further discussed in Note 9. The lenders have waived the covenant violations through June 15, 2004 and deferred the required pay down of total indebtedness which amounts to $35 million at year end. In addition, $3.9 million due to senior note holders has been deferred. Under the amended and restated agreement, covenant violations, if not corrected, could cause the lenders to declare the principal outstanding to be payable immediately. Accordingly, the entire bank debt has been reported as current in the accompanying balance sheet. On March 31, 2004, the Company announced that negotiations with a potential investor had been terminated. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

The Company has undertaken several initiatives to return to profitability, increase liquidity and compete in a changing marketplace. These include:

     o The closure and sale of the Buffalo, NY and the closure and pending sale of facilities in Canada, China, Italy and Mexico (see Note 3);

     o The outsourcing of production from these facilities to lower cost producers or entering into a favorable supply agreement as is the case with the new owners of Buffalo China;

     o The implementation of lean manufacturing and related work force reduction (see Note 3);

     o    Plan changes in post-retirement benefits (see Note 11 and Note 18);

     o On-going discussions with the banking group to extend their commitment with covenants the Company can meet.

The Company's viability is dependent upon the execution of these plans and the forbearance of its banks. The Company's revenues and costs are also dependent upon some factors that are not entirely within its control such as changes in the economy and increased competition. Due to the uncertainties of these factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and such variations could affect future funding requirements.

If the Company is unable to achieve its operating and strategic plans and objectives, the Company may need to raise additional capital, obtain further covenant waivers from its lenders or seek additional investors. There can be no assurance that the Company will be successful in any or all of these endeavors, and failure may affect the Company's ability to continue to operate its business.

3.   RESTRUCTURING AND IMPAIRMENTS

As a result of the substantial manufacturing inefficiencies and negative manufacturing variances, it was determined at the end of the third quarter to close and sell the following factories: Buffalo China dinnerware factory and decorating facility in Buffalo NY; dinnerware factory in Juarez, Mexico; flatware factory in Toluca, Mexico; hollowware factory in Shanghai China; and hollowware factory in Vercelli, Italy. The Company will continue to market the products from these sites, using independent suppliers. The Toluca, Mexico; Shanghai, China; and Vercelli, Italy facilities closings were completed during the fourth quarter of the year ended January 31, 2004. The Buffalo, NY factory buildings and associated materials and supplies were sold to Niagara Ceramics Corporation on March 12, 2004. The Buffalo China name and all other active Buffalo China trademarks and logos will remain the property of the Company. Niagara Ceramics will be an independent supplier to the Company. The Juarez, Mexico factory closing is expected to be completed by the end of the second quarter of the fiscal year ending January 29, 2005. Additionally, the warehouse located in Niagara Falls, Canada will be closed during the first quarter of fiscal 2005. The Toluca, Mexico; Juarez, Mexico; Niagara Falls, Canada; and a portion of the Vercelli, Italy properties have been contracted to be sold and the Company anticipates closing the sales by May 31, 2004. The Company believes that the remaining properties will be sold by July 31, 2004. The restructuring plans are intended to reduce costs, increase the Company's liquidity and better position the Company to compete under the current economic conditions.

Under the restructuring plan, approximately 1,150 employees will be terminated. As of January 31, 2004, 297 of those terminations have occurred while 65 employees have accepted employment with Niagara Ceramics who are now the new owners of Buffalo China. As of the end of the year, there remains 772 employees who are scheduled to be terminated. Termination benefits have been recorded in accordance with contractual agreements or statutory regulations. The Company recognized a charge of $9,001 in the Statement of Operations under the caption "Restructuring Expense" in the year ended January 31, 2004. Cash payments under the restructuring was $1,601 and the liability at year end is $7,400.

In connection with the restructuring, the number of employees accumulating benefits under the defined benefit plans have been reduced significantly. Furthermore, the Company continues to reduce employment at its Sherrill, NY manufacturing facility, which also resulted in the number of employees accumulating benefits to be reduced significantly.

As a result of the Company's restructuring plan approximately 1,150 employees will be leaving the Company, which constitutes a curtailment of both the pension and postretirement plans. A curtailment is defined as an event that significantly reduces the expected years of future service of active plan participants. Curtailment accounting requires immediate recognition of actuarial gains and losses and prior service costs related to those employees that would otherwise have been recognized in the future over the future lives of the related employees. The headcount reductions resulted in a curtailment loss of $383 in the pension plan and a curtailment gain of $556 in the postretirement plan.

In conjunction with the closures associated with the restructuring the Company performed an evaluation under the held for sale model for Buffalo China assets and the held and used model for all other facilities under the held and used model in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long Lived Assets (FASB 144), to determine if the fixed assets were subject to an impairment loss. Due to cash flows being less than the book value of assets, it was determined that an impairment existed and as a result, the Company valued the assets at fair market value. An impairment charge of $11,206 was identified and recorded in the statement of operations under the caption "Impairment loss on depreciable assets". The Buffalo China manufacturing assets are held for sale in the consolidated balance sheet at January 31, 2004 in the amount of $3,199. No other assets are classified as held for sale as of January 31, 2004 because they are not available for immediate sale in the present condition.

Additionally, in the Company's effort to reduce SKUs and operate in a profitable and cost efficient fashion, several glass and crystal product lines have been discontinued. Additionally, domestic metalware production has been reengineered under the lean manufacturing effort and certain patterns have been outsourced. The Company performed a FASB 144 evaluation to determine if the fixed assets associated with these product lines, primarily tooling and equipment, were subject to an impairment loss. Due to the negative cash flow, it was determined that an impairment existed. The fixed assets are specific to these product lines and do not have a market and therefore no market value, and as a result, an impairment charge of $4,300 was recorded at the end of the third quarter.

In conjunction with the Company's focus on reducing warehousing costs and inventory levels, an inventory charge of $13,904 was recorded to adjust certain inventory to its expected realizable value. The identified inventory will be aggressively marketed through non-traditional channels and liquidators. The sale of the Buffalo China factory resulted in a $2,651 inventory write down.

As a result of the reduced operating results and negative cash flow associated with the Oneida Home outlet stores (the "Stores"), the Company performed a FASB No. 144 evaluation to determine if the fixed assets were subject to a possible impairment loss. Due to the negative cash flow it was determined that an impairment existed. The impaired fixed assets are designed and manufactured specifically for the Stores or are improvements made to leased facilities and as a result, they do not have a market or market value. An impairment charge of $1,044 was identified, which was recorded as a charge in the statement of operations under the caption "Impairment loss on depreciable assets".

The Company has land use rights in connection with its Shanghai operation. As a result of the restructuring, the Company will shut down the Shanghai operation and the land use rights are impaired. An impairment charge of $530 was identified and recorded as a charge in the statement of operations under the caption "Impairment loss on depreciable assets" for the year ended January 31, 2004.

During 2004, the Company has determined that a goodwill impairment existed at its UK operation. Reduced personal and business travel and restaurant activity combined with weak consumer confidence has led to lower revenue, operating profits and cash flow. Based on an independently performed valuation, the Company recognized an impairment charge of $1,300 in the third quarter of 2003. The fair value of the UK operation was determined through a combination of three valuation analyses: business enterprise, debt and equity. The charge is recorded as a charge in the consolidated statements of operations under the caption "Impairment loss on goodwill" for year ended January 31, 2004.

During the quarter ended January 31, 2004, the Company entered into an agreement to sell the Buffalo China manufacturing assets and certain inventory to the Niagara Ceramics Company, and as a result recorded impairment expense of $1,525. The Company also recorded a loss on inventory of $2,651 in cost of sales.

Below is a summary of the restructuring charges incurred through the year ended January 31, 2004.

                                        Restructuring
                                            Charges       Payments/Uses     Jan. 31, 2004
                                            -------       -------------     -------------
Inventory reserve.....................      $13,904          $(2,132)           $11,772
Termination benefits..................        8,999           (1,601)             7,398
Other associated costs................            2                                   2
Benefit plan curtailment..............          383                                 383
                                            -------          -------            -------
   Restructuring charges..............      $23,288          $(3,733)           $19,555
                                            =======          =======            =======

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

The components of the deferred tax assets and (liabilities) are as follows:

                                                                  2004       2003
                                                                --------   -------
Deferred tax assets:
   Postretirement benefits ..................................   $ 24,740   $23,340
   Employee benefits ........................................     16,673    13,158
   Inventory reserves .......................................      4,554     2,342
   Net operating loss carry forward..........................     17,214
                                                                --------   -------
   Total deferred tax asset .................................   $ 63,181   $38,840

Deferred tax liabilities:
   Excess tax-over-book depreciation ........................   $  7,713   $11,292
   Equity invested in foreign subsidiaries ..................      5,123
   Acquisition intangibles ..................................      5,052     3,044
   Other ....................................................      1,016     3,685
                                                                --------   -------
   Total deferred tax liability .............................     18,904    18,021
                                                                --------   -------
   Net deferred tax asset before valuation allowance ........     44,277    20,819
Valuation allowance .........................................    (54,100)
                                                                --------   -------
Net deferred tax asset (liability) ..........................   $ (9,823)  $20,819
                                                                ========   =======

   Current deferred asset (liability) .......................               (2,244)
                                                                ========   =======
   Non-Current deferred tax assets (liabilities) ............   $ (9,823)  $18,575
                                                                ========   =======

As a result of restructuring costs incurred and recognition of additional minimum pension liabilities for the year ended January 31, 2004, the Company recorded non-cash charges to continuing operations and other comprehensive loss of $49,033 and $5,067 (a deferred tax asset was established, followed by immediate recognition of a full valuation allowance offsetting the benefit in other comprehensive loss), respectively, to establish a total valuation allowance of $54,100 against net deferred tax assets of $44,277 (the Company is required to exclude deferred tax liabilities relative to indefinite long-lived intangibles from the calculation). The charge was calculated in accordance with the provisions of SFAS 109, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Evidence, such as operating results during the most recent three-year period, is given more weight when due to our current lack of visibility, there is a greater degree of uncertainty that the level of future profitability needed to record the deferred tax assets will be achieved. Our results over the most recent three-year period were heavily affected by our recent business restructuring activities. The Company's cumulative loss in the most recent three-year period, inclusive of the loss for the year ended January 31, 2004, represented sufficient negative evidence to require a valuation allowance under the provisions of SFAS 109. The Company will maintain a valuation allowance until sufficient positive evidence exists to support its reduction or reversal.

During 2004, the Company provided $5,123 of deferred tax expense on $13,845 of retained earnings of certain international subsidiaries. The charge was recorded in accordance with the provisions of APB 23, "Accounting for Income Taxes - Special Areas". An income tax provision had not been recorded previously as it was determined that these earnings would be reinvested in properties and plants and working capital. Restructuring activities taking place during 2004 have changed that determination. Deferred taxes on retained earnings of the remaining international subsidiaries have not been recognized as the income is determined to be permanently reinvested.

The provision for income taxes consists of the following:

                                                          2004     2003      2002
                                                        -------   ------   --------
Current tax (benefit) expense:
Current:
   U.S. Federal......................................   $(5,600)  $1,790   $(12,737)
   Foreign...........................................     1,650     (585)     3,497
   State.............................................       186      338        174
Deferred tax expense.................................    29,027      776     13,723
                                                        -------   ------   --------
   Total tax expense.................................   $25,263   $2,319   $  4,657
                                                        =======   ======   ========

The income tax provision differed from the total income tax expense as computed by applying the statutory U.S. Federal income tax rate to income before income taxes. The reasons for the differences are as follows:

                                                          2004       2003     2002
                                                        --------   -------   ------
Statutory U.S. Federal taxes.........................   $(25,142)  $ 3,924   $3,971
Difference due to:
   Foreign taxes.....................................      2,679    (1,009)     474
   State taxes.......................................        123       223      115
   Valuation allowance...............................     49,033
   Equity Interest in Foreign Subsidiaries...........      5,123
   Reversal of loss accruals no longer required......     (4,667)     (288)
   State loss carryover..............................                 (412)
   Net operating loss carryback .....................       (748)
   Other ............................................     (1,138)     (119)      97
                                                        --------   -------   ------
   Provision for taxes...............................   $ 25,263   $ 2,319   $4,657
                                                        ========   =======   ======


The following presents the U.S. and non-U.S. components of (loss) income before income taxes.

                                                          2004       2003      2002
                                                        --------   -------   -------
U.S. (loss) income ..................................   $(70,919)  $10,320   $ 2,788
Non-U.S.(loss) income ...............................     (3,029)    1,221     8,892
                                                        --------   -------   -------
   (Loss) income before income taxes.................   $(73,948)  $11,541   $11,680
                                                        ========   =======   =======

5.   RECEIVABLES

Receivables by major classification are as follows:

                                                          2004      2003
                                                        -------   -------
Accounts receivable..................................   $61,417   $78,773
Other accounts and notes receivable..................     1,890     2,196
Less allowance for doubtful accounts.................    (2,961)   (2,963)
                                                        -------   -------
   Receivables.......................................   $60,346   $78,006
                                                        =======   =======

6.   INVENTORIES

Inventories by major classification are as follows:

                                                          2004       2003
                                                        --------   --------
Finished goods.......................................   $122,769   $145,836
Goods in process.....................................      7,096     12,531
Raw materials and supplies...........................      9,583      9,206
                                                        --------   --------
      Total..........................................   $139,448   $167,573
                                                        ========   ========
Excess of replacement cost over LIFO value of
   Inventories.......................................   $  6,482   $  8,900
                                                        ========   ========

During 2004 and 2003 LIFO liquidations reduced costs of sales by $2,804 and $225, respectively.

7.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment by major classification are as follows:

                                                          2004       2003
                                                        --------   --------
Land ................................................   $  6,242   $  6,248
Buildings ...........................................     61,620     64,017
Machinery and equipment .............................    139,787    158,419
Tooling .............................................     26,602     28,821
                                                        --------   --------
   Total ............................................    234,251    257,505
Less accumulated depreciation .......................    160,576    155,139
                                                        --------   --------
Property, plant and equipment-- net .................   $ 73,675   $102,366
                                                        ========   ========

Depreciation expense totaled $11,417, $13,899 and $12,373 for 2004, 2003 and 2002, respectively.

8.   COMMITMENTS AND CONTINGENCIES

The Company leases numerous factory stores, warehouses and office facilities. Lease expense charged to operations was $9,597, $9,197 and, $8,476 for 2004, 2003 and 2002, respectively. All leases are recognized on a straight-line basis over the minimum lease term.

In September 2001, the Company entered into a new three-year distribution agreement with a supplier. This contract stipulates purchase commitments through the term of the agreement. In addition, the Company was required to maintain a $1,000 stand-by letter of credit for the first two years of the agreement. In 2004 purchase commitments under this agreement amounted to $4,900.

Future minimum payments for all non-cancelable operating leases having a remaining term in excess of one year at January 2004 are as follows:



                                                        Commitment
                                                        ----------
2005.................................................     $ 8,131
2006.................................................       5,021
2007.................................................       3,496
2008.................................................       2,837
2009.................................................       2,091
Remainder............................................       8,248
                                                          -------
   Total.............................................     $29,824
                                                          =======

Under the provisions of some leases, the Company pays taxes, maintenance, insurance and other operating expenses related to leased premises. These amounts are not included in the minimum lease payments above.

9. DEBT
The Company has been granted lines of credit to borrow at interest rates up to the prime rate from various banks. At January 2004, the Company had lines of credit of $20,783 of which $13,129 available. Substantially all of the Company's short-term debt is payable on demand. At January 2004, the Company's UK operation held short term debt of $4,050 borrowed under these lines of credit which was collateralized by the assets of that operation. For the fiscal year ended January 2003, short-term debt of $400 was included in the security agreement collateralizing the Company's long-term debt and $384 was secured by the assets of Oneida Australia.

The weighted average outstanding balances of short-term debt for the fiscal years ending January 2004 and 2003 were $7,371 and $9,365; the weighted interest rates for the same periods were 4.2% and 4.6%, respectively. The weighted average interest rates on short-term debt outstanding at year end was 4.00%, 4.75%, and 4.85% for 2004, 2003, and 2002, respectively.

Other debt at January 2004 and 2003 consisted of the following:

                                                               2004       2003
                                                             --------   --------
Senior notes due May 31, 2005 (9.49%).....................   $ 18,038   $ 19,530
Amended and restated  revolving  credit  agreement due
   May 31, 2005 (1.56%-5.13%).............................    202,000    201,500
Other debt at various interest rates (3.00%-8.33%), due
   Through 2010...........................................      3,176      4,413
                                                             --------   --------
      Total...............................................    223,214    225,443
Less current portion......................................    223,214      6,406
                                                             --------   --------
Long-term debt............................................          0   $219,037
                                                             ========   ========

On June 2, 2000, the Company entered into a three year $275,000 revolving credit agreement. This facility has been utilized to fund the three acquisitions made in 2001 and to refinance the majority of the Company's outstanding credit facilities and term loans. This debt carries a floating interest of LIBOR plus a spread indexed to the Company's leverage ratio levels. Interest is payable quarterly.

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

These facilities contain certain financial covenants, including a restriction limiting the Company's total debt outstanding to a pre-determined multiple of the prior rolling twelve months earnings before interest, taxes, depreciation and amortization. A default in compliance with these covenants, if unremedied, could cause the lenders to declare the principal outstanding to be payable immediately. Since October 25, 2003, the Company has been in violation of the interest coverage ratio, leverage ratio and net worth covenants and received a series of waivers from its required lenders that expire June 15, 2004. The waivers also postponed the $35 million reductions in the revolving credit facility until June 15, 2004. The Company did not pay any compensation for these waivers. The Company's senior note holders agreed to defer until June 15, 2004 a $3.9 million payment that was due October 31, 2003. At that time, the Company expects to have provided lenders with updated financial information regarding operations and restructuring plans and request waivers to incorporate a number of changes. These changes include the amendment of the financial covenants and permit certain transactions. The Company expects there will be a further deferral of the reductions and payments until such amendments are agreed upon. The Company's outstanding borrowings are classified as current as the waiver has not been agreed upon and more restrictive covenants must be met as of May 1, 2004 under the existing agreement and it is probable that the Company will fail to meet those covenants.

In addition to the restructuring described in Note 3, the Company is continuing its implementation of lean manufacturing and improving efficiencies as well as reducing headcount in the Sherrill, NY manufacturing facility. The results of the Company's actions are intended to reduce costs, increase the Company's liquidity and better position the Company to compete under the current economic conditions. The Company intends to liquidate the facilities that were shut down as a result of the restructuring.

Due to uncertainties inherent in relations with lenders, it is not possible to estimate the fair market value of the Company's long-term debt at January 2004 and January 2003.

The aggregate amounts of long-term maturities due each fiscal year are as follows:

2005......................................................   $223,214
2006......................................................         --
2007......................................................         --
2008......................................................         --
2009......................................................         --
After.....................................................         --
                                                             --------
Total.....................................................   $223,214
                                                             ========

Total interest costs incurred by the Company are presented net of capitalized interest of $159, $112, and $407, for 2004, 2003 and 2002, respectively.

If the Company's credit facility is refinanced or the outstanding balance is demanded by the lender, the remaining unamortized deferred financing costs of $1.8 million as of January 31, 2004 will be written off in the period of refinancing or demand.

10. ACCRUED LIABILITIES
Accrued liabilities by major classification are as follows:

                                                                 2004      2003
                                                               -------   -------
Vacation pay ...............................................   $ 5,136   $ 5,618
Wages and commissions ......................................     2,191     1,968
Workers compensation .......................................     6,307     6,668
Dividends payable ..........................................                 363
Acquisition costs ..........................................       184     1,737
Pension liabilities ........................................    11,004     4,604
Postretirement liabilities .................................     4,037     3,500
Other employee benefits ....................................     1,655     2,988
Interest payable ...........................................     1,320       979
Corporate taxes ............................................       852
Rebates ....................................................     2,801     3,614
Freight/duty ...............................................     1,758       389
Professional fees ..........................................     1,609       313
Markdowns/advertising ......................................       952        35
Other accruals .............................................     5,487     4,200
                                                               -------   -------
   Total ...................................................   $45,293   $36,976
                                                               =======   =======

11. RETIREMENT BENEFIT AND EMPLOYEE SECURITY PLANS

Pension Plans
The Company maintains defined benefit plans covering the majority of employees in the United States. Employees of the Silversmiths Division are covered by both an Employee Stock Ownership Plan (ESOP), and a defined benefit pension plan.
See Note 18 for Changes to the employee benefit plans after the balance sheet date.

The net periodic pension cost for the Company's various defined benefit plans for 2004, 2003 and 2002 were as follows:

                                                      2004      2003      2002
                                                    -------   -------   -------
Service cost ....................................   $ 1,383   $ 1,062   $ 1,497
Interest cost ...................................     3,004     2,656     2,682
Expected return on plan assets ..................    (1,808)   (2,008)   (2,198)
Curtailment loss ................................       383
Net amortization ................................       197      (118)     (388)
                                                    -------   -------   -------
   Net periodic pension cost ....................   $ 3,159   $ 1,592   $ 1,593
                                                    =======   =======   =======

In determining the net periodic pension cost, the weighted average discount rate was 6.75%, 6.90% and 7.30%, respectively, for the years 2004, 2003, and 2002.

Plan assets consist primarily of stocks, bonds, and cash equivalents. The following table presents a reconciliation of the funded status of the plans and assumptions based on valuations performed at January 31, 2004 and 2003 respectively.

                                                     2004       2003
                                                   --------   --------
Change in benefit obligation:
Benefit obligation-beginning of year............   $(45,593)  $(44,373)
Service cost....................................     (1,383)    (1,062)
Interest cost...................................     (3,004)    (2,656)
Benefits paid...................................      2,566      2,375
Amendment.......................................                (1,624)
Actuarial (loss) gain...........................    (14,364)     1,747
                                                   --------   --------
Benefit obligation-end of year..................   $(61,778)  $(45,593)
                                                   ========   ========
Change in plan assets:
Fair value of plan assets-beginning of year.....   $ 20,849   $ 24,432
Actual return on plan assets....................      3,524     (3,238)
Employer contribution...........................      4,529      2,030
Benefits paid...................................     (2,566)    (2,375)
                                                   --------   --------
Fair value of plan assets-end of year...........   $ 26,336   $ 20,849
                                                   ========   ========
Funded status...................................   $(35,442)  $(24,744)
Unrecognized net losses.........................     20,090      7,820
Unrecognized prior service cost.................      2,425      2,951
Unrecognized net asset..........................       (195)      (345)
                                                   --------   --------
Accrued benefit cost............................    (13,122)   (14,318)
Additional minimum liability....................    (22,141)    (9,178)
                                                   --------   --------
Total accrued benefit cost......................   $(35,263)  $(23,496)
                                                   ========   ========
Current portion accrued benefit cost............     11,004      4,604
                                                   ========   ========
Long-term portion accrued benefit cost..........   $(24,259)  $(18,892)
                                                   ========   ========
Range of weighted average assumptions
   as of the end of January
Discount rate...................................       6.25%      6.75%
Expected return on plan assets..................    8.0-8.5%   8.0-8.5%
Rate of compensation increase...................      0-2.5%   2.5-4.0%

The accumulated benefit obligation for the defined benefit plans for 2004 and 2003 was $61,599 and $44,613, respectively.

FASB 87 "Employers' Accounting for Pensions" requires recognition in the balance sheet of an additional minimum liability for pension plans with accumulated benefit obligation in excess of plan assets. At January 2004 and 2003 respectively, the accumulated benefit obligation exceeded the plan assets resulting in the recognition of an additional minimum pension liability of $22,141 and $9,178, an intangible asset of $2,425 and $2,951 and a charge to shareholders' equity, net of tax benefit, of $13,695 and $4,000. A valuation allowance was recorded to continuing operations for the beginning of fiscal year 2004 deferred tax asset associated with the beginning of the fiscal year 2004 benefit obligation. Expected contributions by the Company to the defined benefit plans for 2005 are $12,236.

The asset allocation for the Company's primary pension plans at the end of 2004 and 2003, and the target allocation for 2005, by asset category, are as follows:

                           Range of Target   % of Plan Assets   % of Plan Assets
    Asset Category        Asset Allocation         2004               2003
-----------------------   ----------------   ----------------   ----------------
Equity securities              40 - 80%              64%               58%
Fixed income securities        20 - 60%              36%               42%
                                                    ---               ---
   Total                                            100%              100%
                                                    ===               ===

The Company's investment strategy is to obtain a 4.5% per year real rate of return over a three to five year time period while maintaining a moderate level of principal stability. Assets will be diversified among traditional investments in equity and fixed income instruments. It would be anticipated that a modest allocation to cash would exist within the plans, since each investment manager is likely to hold fractional cash in a portfolio.

Supplemental Executive Retirement Plans

The Company maintains a variety of non-qualified plans designed to provide additional retirement benefits to key employees of the company and its subsidiaries, the most significant of which are the Supplemental Executive Retirement Plan (SERP), the defined benefit restoration plan, the deferred compensation plan and the Oneida Ltd. security plan.

Upon retirement, SERP participants receive an annual retirement allowance, as defined by the plan, less amounts paid under the qualified retirement plan, social security and retirement allowances from previous employers. All participants under this plan are currently retired and receiving benefit payments. Outstanding liabilities amounted to $1,172 and $848 for 2004 and 2003, respectively. Due to a change in assumptions, the Company incurred expense of $496 in 2004 and no expense in the two prior years presented.

Beginning in 2003, the Company established an unfunded defined benefit restoration plan for certain employees designed similar to the SERP. For
January 2004 and 2003 respectively, the Company recorded an accumulated benefit obligation of $3,585 and $3,095. For January 2004 and 2003 respectively, the accumulated benefit obligation exceeded the plan assets resulting in the recognition of an additional minimum pension liability of $2,462 and $2,532, an intangible pension asset of $2,135 and $2,409 and a charge to shareholders' equity, net of tax benefit, of $205 and $77. A valuation allowance was recorded to continuing operations for the beginning of fiscal year 2004 deferred tax asset associated with the beginning of fiscal year 2004 benefit obligation. Pension expense for 2004, 2003 and 2002, respectively was $582, $587 and $0.

The Company offers a deferred compensation plan for select employees who may elect to defer a certain percentage of annual salary. The Company does not match any contributions. Each participant earns interest based upon the Moody's Baa corporate bond rate, adjusted quarterly, on their respective deferred compensation balance. Upon retirement or termination, participants are generally paid out in monthly installments over 10 years. The Company maintains a liability for total deferred compensation and accrued interest of $5,093 and $5,777 for the years ended January 2004 and 2003, respectively. Deferred compensation expense amounted to $399, $448 and $431 for the years ended January 2004, 2003 and 2002, respectively.

The Company maintains a security plan designed to provide supplemental retirement benefits to select management employees. The plan was terminated in 1982 and the retirement benefits frozen at that time. The Company continues to pay monthly benefits to participants of the plan, normally starting at retirement age and paid for 15 years over the participant's life. The payments are funded by the company. For 2004 and 2003, respectively, liabilities associated with this plan were $1,472 and $1,898. There was no expense recorded in the statement of operations for the periods presented.

Dividends on all ESOP shares are added to participant accounts. Future contributions to the ESOP will be in the form of either cash or treasury shares. The transfer of treasury shares resulted in expense for 2004, 2003 and 2002, respectively, of $799, $0 and $456. Expense is recorded as the fair value of the treasury stock contributed to the plan.

The Company also maintains a salary deferral 401 (k) plan covering substantially all employees. The net pension cost associated with the Company's defined contribution plans was $126, $106, and $110 for the years ended January 2004, 2003, and 2002, respectively.

Postretirement Health Care and Life Insurance Benefits

The Company reimburses a portion of the health care and life insurance benefits for the majority of its retired employees who have attained specified age and service requirements. See Note 18 for changes to the postretirement benefits after the balance sheet date.

Net periodic postretirement benefit cost for 2004, 2003 and 2002 included the following components:

                                                 2004     2003      2002
                                                ------   ------   -------
Service cost.................................   $1,398   $1,491   $ 1,354
Interest cost................................    5,945    5,916     5,233
Net amortization.............................      984    1,006       198
Curtailment gain ............................     (556)       0    (1,384)
                                                ------   ------   -------
Net periodic postretirement benefit cost ....   $7,771   $8,413   $ 5,401
                                                ======   ======   =======

In determining the net periodic postretirement benefit cost, the weighted average discount rate was 6.75%, 6.90%, and 7.30% respectively, for the years 2004, 2003, and 2002. The Company recorded a gain from curtailment as a result of reductions in the Company's domestic workforce.

The following table sets forth the status of the Company's postretirement plans, which are unfunded, based on valuations performed at January 31, 2004 and 2003, respectively:

                                                     2004       2003
                                                   --------   --------
Change in benefit obligation
Benefit obligation - beginning of year..........   $(92,758)  $(78,524)
Service cost....................................     (1,398)    (1,491)
Interest cost...................................     (5,945)    (5,916)
Benefits paid...................................      5,108      5,191
Employee contributions..........................     (1,018)      (766)
Amendments......................................      2,076          0
Actuarial loss..................................     (3,084)   (11,252)
                                                   --------   --------
Benefit obligation - end of year................   $(97,019)  $(92,758)
                                                   ========   ========

Funded status...................................   $(97,019)  $(92,758)
Unrecognized net losses.........................     32,498     33,263
Unrecognized prior service cost.................     (2,446)    (3,713)
                                                   --------   --------
Accrued postretirement benefit cost.............    (66,967)   (63,208)
   Less current portion.........................      4,037      3,500
                                                   --------   --------
Accrued postretirement benefit cost.............   $(62,930)  $(59,708)
                                                   ========   ========
Weighted average assumptions as of  the end
   of January
Discount rate...................................       6.25%      6.75%
Healthcare inflation rate.......................       8.00%      10.0%
Prescription drug inflation rate................    6.0-9.0%  6.0-10.0%

The 2004 health care inflation rate was assumed to decrease gradually to 5% by the year 2010 and remain at that level thereafter. The prescription drug inflation rate was assumed to decrease gradually to 5% by 2008 and remain level thereafter. A 1% variation in the assumed health care inflation rates would cause the accumulated postretirement benefit obligation at January 2004 to increase by $14,579 and decrease by $12,637. Additionally, this would increase and decrease the net periodic postretirement benefit cost for 2004 by $1,233 and $1,046 respectively.

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

12.  STOCKHOLDERS' EQUITY

Securities outstanding include $1 par value Common Stock and 6% Cumulative Preferred Stock. Each holder of Common Stock is entitled to one vote for each share of Common Stock held, and subject to the rights of holders of 6% Cumulative Preferred Stock, holders of Common Stock are entitled to receive dividends at the discretion of the Board of Directors. In liquidation, subject to the prior rights of holders of 6% Cumulative Preferred Stock, holders of Common Stock, upon a distribution of capital assets, shall receive any and all assets remaining to be distributed after distribution to the holders of the 6% Cumulative Preferred Stock. Common Stock carries no pre-emptive rights, conversion rights, redemption rights or sinking fund provisions.

Holders of 6% Cumulative Preferred Stock are entitled to receive, when and as declared from surplus or from net profits, dividends at the rate of 6% per annum which are payable in arrears. Upon liquidation and any distribution of capital assets, holders of 6% Cumulative Preferred Stock shall be entitled to receive an amount equal to the par value of the stock, plus an amount equivalent to all unpaid accumulated dividends, before any distribution is made to any other class of stock. The Company's Preferred Stock has no preference in involuntary liquidation considerably in excess of the par or stated value of the shares. Preferred Stock carries no pre-emptive rights, conversion rights and sinking fund provisions. The Company has the right to redeem the 6% Cumulative Preferred Stock upon the payment of the sum of $30 a share and an amount equivalent to all unpaid accumulated dividends thereon to the date fixed for redemption.

No shares of 6% Cumulative Preferred Stock were issued upon conversion, exercise or satisfaction of required conditions during the fiscal year ended January 31, 2004. All shares of Common Stock that were issued upon conversion, exercise or satisfaction of required conditions are included in note 13. As of January 31, 2004, there are $129 of dividend arrears on 6% Cumulative Preferred stock dividends. Due to the default on the current banking covenants, the Company is restricted from paying all dividends. Accumulated dividends during the period are deducted from income available to common shareholders to calculate earnings per share.

13.  STOCK PLANS

Stock Purchase Plan

At January 2004, under the terms of a qualified stock purchase plan, the Company has reserved 852,510 shares of common stock for issuance to its employees. The purchase price of the stock is the lower of 90% of the market price at the time of grant or at the time of exercise. The option price for the shares outstanding at January 31, 2004 is $6.08.

                                                     2004        2003        2002
                                                  ---------   ---------   ---------
Outstanding at beginning of year ..............     318,047     326,421     342,212
Exercised during the year .....................     (44,955)    (30,551)   (110,803)
Expired during the year .......................    (324,708)   (320,374)   (268,139)
Granted during the year .......................     291,242     342,551     363,151
                                                  ---------   ---------   ---------
Outstanding at end of year ....................     239,626     318,047     326,421
                                                  =========   =========   =========
Average per share price of rights exercised ...   $    6.47   $   14.97   $   16.35
                                                  =========   =========   =========

Rights to purchase are exercisable on date of grant. Unexercised rights expire on June 30 of each year and become available for future grants. Employees are entitled to purchase one share of common stock for each $250 of their earnings for the calendar year preceding July 1.

The consolidated statement of operations includes no expense as a result of accounting for this plan.

Stock Option Plan

At January 2004, under the terms of its incentive stock option plans, the Company has reserved shares of common stock for issuance to selected key employees and non-employee directors.

Options were granted at exercise prices equal to the fair market value on the date of the grant and may be paid for in cash or by tendering previously held common stock of the Company at the time the option is exercised. Stock options are non-transferable other than on death, vest over five years from date of grant and expire ten years from date of grant.

                                            Option Price
                                       -----------------------
                             No. of         Per
                             Shares        Share        Total
                           ---------   ------------   --------
Outstanding at
   January 2001 ........   1,023,055   $ 7.58-28.13   $ 19,337
   Granted .............     319,500    16.60-17.40      5,308
   Exercised ...........     (80,083)    7.58-16.60       (851)
   Expired .............     (87,615)                   (1,761)
                           ---------                  --------
Outstanding at
   January 2002 ........   1,174,857     7.58-28.13     22,033
   Granted .............     349,000          18.17      6,341
   Exercised ...........     (15,325)   12.42-16.60       (116)
   Expired .............     (41,765)                     (926)
                           ---------                  --------
Outstanding at
   January 2003.........   1,466,767     7.58-28.13     27,332
   Granted .............     235,410          11.00      2,590
   Exercised ...........      (3,700)     7.58-9.08        (29)
   Expired .............    (253,903)                   (4,744)
                           ---------                  --------
Outstanding at
   January 2004 ........   1,444,574                  $ 25,149
                           =========                  ========

                       Options Outstanding at January 2004
---------------------------------------------------------------
                                   Weighted
                                    Average        Weighted
    Range of        Options     Remaining Life      Average
Exercise Prices   Outstanding      In Years      Exercise Price
---------------------------------------------------------------
   9.08-12.42       342,907          6.83             11.08
  16.60-19.00       789,569          7.33             17.77
  21.88-28.13       312,098          4.82             23.46
---------------------------------------------------------------
                  1,444,574
===============================================================

                  Options Exercisable at January 2004
-----------------------------------------------------
                                      Weighted
   Range of             Options        Average
Exercise Prices       Exercisable   Exercise Price
-----------------------------------------------------
  $ 9.08-12.42          107,497          11.25
   16.60-19.00          323,151          17.81
   21.88-28.13          290,013          23.30
-----------------------------------------------------
                        720,661
=====================================================

Options exercisable under the plan at January 2004, 2003 and 2002 amounted to 720,661, 613,860 and 428,436 respectively. The weighted average exercise price of options exercisable at January 2004, 2003 and 2002 was $19.04, $18.88 and $18.68, respectively.

At the time options are exercised, the proceeds of the shares issued are credited to the related stockholders' equity accounts. There are no charges to income in connection with the options.

Accounting for Stock Plans

The fair value for both the Stock Purchase Plan and Stock Option Plan was estimated at the date of grant using a Black-Scholes options pricing model.

The valuation of the Stock Purchase Plan used the following weighted average assumptions for 2004, 2003 and 2002, respectively: risk-free interest rates of 1.01%, 2.20% and 3.37%; dividend yields of 0.00%, 0.42% and 0.98%; volatility factors of the expected market price of the Company's common stock of 32.0%, 42.8% and 39.1%; and a weighted average expected life of the option of 9 months. The fair value per share for the options granted during 2004, 2003 and 2002 was $1.68, $5.37 and $5.51, respectively. The estimated fair value of the options is expensed in the year of issue in calculating pro forma amounts.

The valuation of the Stock Option Plan used the following weighted average assumptions for 2004, 2003 and 2002, respectively: risk free interest rate of 3.07%, 4.41% and 4.99%; dividend yield of 0.00%, 0.44% and 1.05%; volatility factor of the expected price of the Company's common stock of 45.72%, 39.25% and 37.7%; and an expected life of 5.53, 5.54 and 5.56 years. The fair value per share for the options granted during 2004, 2003 and 2002 was $5.05, $7.56 and $6.50. The estimated fair value of the options is expensed over the five-year vesting period in calculating pro forma amounts.

Restricted Stock Award Plan

The Company has a restricted stock award plan for key employees who are expected to have a significant impact on the performance of the Company. The stock is restricted from being sold, transferred or assigned and is forfeitable until it vests, generally over a three year period. Amounts of awards are determined by the Management Development and Executive Compensation Committee of the Company's Board of Directors. Compensation expense relating to awards of restricted stock are recognized over the vesting period. There have been no restricted stock awards made in any of the three years presented and all previous stock awards have fully vested. There have been no restricted stock awards or expenses incurred in any of the three years presented and all previous stock awards have fully vested.

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

14.  OTHER INCOME (EXPENSE)

The components of other income (expense) for the years ended January 2004, 2003 and 2002 are summarized below:

                                                 2004     2003      2002
                                                ------   ------   -------
Other Income
   Currency exchange gain, net................  $1,694   $3,288   $   695
   Interest...................................     169       43        64
   Gain on the sale of non-operating assets...      --    1,300     8,646
   Insurance proceeds.........................      --    3,000        --
   Other......................................     791      689     1,858
                                                ------   ------   -------
      Total other income......................  $2,654   $8,320   $11,263
                                                ======   ======   =======
Other Expense
   Currency exchange loss, net................  $1,108   $2,611   $ 1,108
   Bank fees..................................      91      188       117
   Other......................................   1,852    2,272     2,102
                                                ------   ------   -------
      Total other expense.....................  $3,051   $5,071   $ 3,327
                                                ======   ======   =======

In 2003, the Company had income of $3,000 generated from insurance proceeds for recovery of legal costs incurred in connection with a fiscal 2000 unsolicited takeover attempt.

15.  EARNINGS PER SHARE

The following is a reconciliation of basic earnings per share to diluted earnings per share for 2004, 2003 and 2002. The anti-dilutive shares outstanding were 960,000, 1,651,000 and 1,348,000 for 2004, 2003 and 2002, respectively

                                          Net     Preferred
                                        Income      Stock      Adjusted    Average    Earnings
(Thousands except per share amounts)    (Loss)    Dividends   Net Income    Shares   Per Share
----------------------------------------------------------------------------------------------
2004:   Basic earnings per share       $(99,211)    $(129)     $(99,340)   $16,606    $(5.98)
        Effect of stock options                                                  0
        Diluted earnings per share      (99,211)     (129)      (99,340)    16,606     (5.98)
----------------------------------------------------------------------------------------------
2003:   Basic earnings per share       $  9,222     $(129)     $  9,093    $16,540    $  .55
        Effect of stock options                                                 41
        Diluted earnings per share        9,222      (129)        9,093     16,581       .55
----------------------------------------------------------------------------------------------
2002:   Basic earnings per share       $  7,023     $(130)     $  6,893    $16,468    $  .42
        Effect of stock options                                                 51
        Diluted earnings per share        7,023      (130)        6,893     16,519       .42
----------------------------------------------------------------------------------------------

16.  OPERATIONS BY SEGMENT

During fiscal 2004, the Company determined that it should have historically been reporting three reportable segments, as defined in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information": Foodservice, Consumer and International. Foodservice and Consumer segments operate in the US. The Company previously reported that its Tableware segment was grouped around three major product categories. The prior year disclosures have been restated to report these three segments. This change in segment reporting has no effect on reported earnings.

The Company's Consumer segment sells directly to a broad base of retail outlets including department stores, mass merchandisers, Oneida Home stores and chain stores. The Company's Foodservice segment sells directly or through distributors to foodservice operations worldwide, including hotels, restaurants, airlines, cruise lines, schools and healthcare facilities. The Company's International segment sells to a variety of distributors, foodservice operations and retail outlets.

The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements. The Company evaluates the performance of its segments based on revenue, and reports segment contributions before unallocated manufacturing costs, unallocated selling, distribution and administrative costs, restructuring and unusual charges, interest, miscellaneous income/expenses, corporate expenses and income taxes. Had additional unallocated manufacturing costs of $55,023, $25,587 and $20,607 been allocated to the segments in each of the three years ended January 2004, 2003 and 2002, respectively, segment direct profits would have been lower than the amounts reported. The Company does not track its assets by segment and, therefore, is unable to present assets by segment. The Company does not derive more than 10% of its total revenues from any individual customer, government agency or export sales.

Segment information for the three years ended January 2004, 2003 and 2002 is as follows:

                                              2004        2003        2002
                                              ----        ----        ----
Revenues
Sales to external customers:
       Foodservice                           $193,326    $201,393    $221,338
       Consumer                               175,250     202,638     201,672
       International                           84,399      87,844      86,061
                                             --------    --------    --------
Total segment revenues                        452,975     491,875     509,071

Reconciling items:
       License revenues                         1,466       1,378       1,513
Total revenues                                454,441     493,253     510,584

(Loss) income before income taxes
Segment contributions before unallocated
costs
       Foodservice                             57,546      74,438      64,997
       Consumer                                24,405      37,029      39,835
       International                           15,147      16,786      18,170
                                             --------    --------    --------
Total segment contributions                    97,098     128,253     123,002
Unallocated manufacturing costs               (55,023)    (25,587)    (20,607)
Unallocated selling, distribution and
administrative costs                          (72,785)    (77,258)    (74,678)
Restructuring charges                           9,001
Impairment charges                             19,904
Loss on sales of assets                         2,737         (55)        (39)
Other income                                    2,654       8,320      11,263
Other (expense)                                (3,051)     (5,071)     (3,327)
Interest expense and deferred financing
costs                                         (16,673)    (17,061)    (23,934)
(Loss) income before income taxes            $(73,948)   $ 11,541    $ 11,680


The Company's segments are grouped around the manufacture and distribution of three major product categories: metal tableware, china dinnerware and glass tabletop products. Each segment also distributes a variety of other tabletop accessories. Product line information for the three years ended January 2004, 2003 and 2002 is as follows:

                                     Metal      Dinnerware          Glass        Other        Total
    2004:  Net sales                $270,700       $141,200       $31,700        $9,375      $452,975

    2003:  Net sales                $297,446       $153,845       $32,236        $8,348      $491,875

    2002:  Net sales                $330,891       $139,851       $32,863        $5,466      $509,071

The Company's operations are located in the United States, Canada, Mexico, Italy, Australia, the United Kingdom and China. Financial information relating to the Company's sales and long-lived assets by geographic area is as follows:


                                               2004       2003       2002
                                               ----       ----       ----
Net Sales:
Domestic..................................   $368,576   $404,031   $423,010
 International operations ................     84,399     87,844     86,061
                                             --------   --------   --------


Total ....................................   $452,975   $491,875   $509,071
                                             ========   ========   ========
Long-lived assets:
Domestic .................................   $179,188   $199,421   $204,492

     International operations ............     33,805     36,889     35,838
                                             --------   --------   --------

Total ....................................   $212,993   $236,310   $240,330
                                             ========   ========   ========

17.  SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

                                                      Quarter Ended
                          --------------------------------------------------------------------
2004                      April 26, 2003   July 26, 2003   October 25, 2003   January 31, 2004
-----------------------   --------------------------------------------------------------------
Net sales..............      $107,021        $107,137          $117,146           $121,671
Gross margin ..........        29,506          29,762            18,091             24,770
Net income (loss)......        (3,385)         (3,707)          (74,765)           (17,354)
Earnings per share:
   Basic...............          (.21)           (.23)            (4.50)             (1.04)
   Diluted.............          (.21)           (.23)            (4.50)             (1.04)

                                                      Quarter Ended
                          --------------------------------------------------------------------
2003                      April 27, 2002   July 27, 2002   October 26, 2002   January 25, 2003
-----------------------   --------------------------------------------------------------------
Net sales...........         $117,643        $114,207          $126,898           $133,127
Gross margin........           37,671          37,270            40,271             38,626
Net income..........            1,648           2,915             1,591              3,068
Earnings per share:
   Basic............              .10             .17               .09                .18
   Diluted..........              .10             .17               .09                .18

18.  SUBSEQUENT EVENT

Sale of Buffalo China

On March 12, 2004, the Company announced that it completed the sale of certain assets of the Buffalo China dinnerware factory in Buffalo, New York, to Niagara Ceramics Corporation of Buffalo for $5.5 million. The sale includes the factory buildings and associated equipment, material and supplies. The Buffalo China name and all other active Buffalo China trademarks and logos will remain the property of Oneida Ltd.

Change in Employee Benefits

On April 22, 2004 the Company announced that the Retirement Plan for Employees of Oneida Ltd. has been amended to freeze benefit accruals under the Plan effective June 7, 2004. The Company also announced on April 27, 2004 it has terminated the Oneida Ltd. Retiree Group Medical Plan effective May 31, 2004. The decision to amend the employee benefits is a result of the Company's decision to reduce overhead expenses to help the Company return to profitability. The effects of these changes have not yet been determined.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer have carried out an evaluation, with the participation of the Company's management, of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). That evaluation included consideration of those controls in light of the just completed review of the Company's financial statements for the prior 8 quarters. Based upon that evaluation, each has concluded that the Company's "disclosure controls and procedures" are effective to insure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and regulations, except with respect to interpretation issues relating to the identification and restatement of the Company's reportable segments.

Changes in Internal Controls

There were no changes in the Company's internal controls or in other factors that could significantly affect these controls, nor any significant deficiencies or material weaknesses in such controls requiring corrective actions, subsequent to the date of their evaluation.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Company will make available without cost in the "Investor Information" section of its Internet website at www.oneida.com, the Company's Corporate Governance Guidelines, Code of Business Conduct and Ethics, Audit Committee Charter, Nominating and Corporate Governance Committee Charter and Management Development and Executive Compensation Committee Charter. Copies of these materials are also available in print. For print copies, stockholders should submit written requests to Oneida Ltd., Investor Relations Department, 163-181 Kenwood Avenue, Oneida, New York 13421. The Company intends to promptly disclose all amendments to, and waivers of, any of the provisions of these documents on the Company's website. The Company is not including the information contained on the Company's website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K or any other report that the Company files with or furnishes to the Securities and Exchange Commission.

The information required by this Item is incorporated by reference to Oneida Ltd.'s Definitive Proxy Statement for its Annual Meeting to be held on May 26, 2004, or such later date as the Company's Board of Directors may determine, under the headings "Election of Directors" and "Security Ownership of Management".

Executive Officers of the Registrant

As of April 1, 2004, the persons named below are the executive officers of the Company and all have been elected to serve in the capacities indicated at the pleasure of the Oneida Ltd. Board of Directors. No family relationships exist among any of the executive officers named, nor is there any arrangement or understanding pursuant to which any person was selected as an officer.

Name, Age and Positions with Company         Principal Business Affiliations During Past Five Years
-----------------------------------------------------------------------------------------------------------------

Allan H. Conseur, 55                         Mr. Conseur was elected Executive Vice President in 1999. He has
   Executive Vice President and              been President, Oneida International, Inc. and President, THC
   a Director                                Systems, Inc. for more than the past five years.

Harold J. DeBarr, 59                         Mr. DeBarr was elected Corporate Senior Vice President in 1999. He
   Corporate Senior Vice President,          has been Senior Vice President, Manufacturing and Engineering for
   Manufacturing and Engineering             more than the past five years.

Gregg R. Denny, 47                           Mr. Denny was elected Chief Financial Officer in June 2000. He had
   Chief Financial Officer                   been Vice President of Purchasing from April through June 2000,
                                             Managing Director of Oneida's Australian operation from August 1998 through April 2000, Director of Traffic and Purchasing from March
                                             1998 through August 1998 and Manager of Purchasing from March 1996 through March 1998.

J. Peter Fobare, 54                          Mr. Fobare assumed responsibility for the Consumer Direct Division
   Senior Vice President and General         in 1999. He has been Senior Vice President and General Manager of
   Manager, Consumer Retail and Direct       the Consumer Retail Division for more than the past five years.
   Divisions and a Director

James E. Joseph, 43                          Mr. Joseph was elected Senior Vice President and General Manager,
   Senior Vice President and General         Foodservice Division in August 2000. He had been Senior Vice
   Manager, Foodservice Division             President, International Division from March through August 2000, and Vice President and Managing Director of Oneida's European,
                                             African and Asian operations from 1998 through March 2000.

Peter J. Kallet, 57                          Mr. Kallet was elected Chairman in 2000. He has been President and
   Chairman of the Board, President and      Chief Executive Officer for more than the past five years.
   Chief Executive Officer and a Director

Thomas E. Lowe,  53                          Mr. Lowe was elected President of Encore Promotions, Inc. in 2001.
   President, Encore Promotions, Inc.        He had been Senior Vice President, Marketing from 2000 through 2001.
                                             Mr. Lowe joined the Company in 2000.


Paul Masson, 43                              Mr. Masson was elected Senior Vice President and Managing Director,
   Senior Vice President and Managing        International Division in March 2003. He had been Vice President,
   Director, International Division          International Division from July 2001 through March 2003, Managing
                                             Director, Europe, Africa and Asia from August 2000 through July 2001 and Marketing Director of Viners of Sheffield, Limited from June
                                             2000 through August 2000. Mr. Masson joined the Company in June 2000 at the time of the Company's acquisition of Viners of Sheffield,
                                             Limited.

Catherine H. Suttmeier, 47                   Ms. Suttmeier was elected Corporate Vice President in 1999. She has
   Corporate Vice President, Secretary and   been Vice President, Secretary and General Counsel for more than the
   General Counsel and a Director            past five years.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to Oneida Ltd.'s Definitive Proxy Statement for its Annual Meeting to be held on May 26, 2004, or such later date as the Company's Board of Directors may determine, under the headings "Directors' Compensation" and "Executive Compensation".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item is incorporated by reference to Oneida Ltd.'s Definitive Proxy Statement for its Annual Meeting to be held on May 26, 2004, or such later date as the Company's Board of Directors may determine, under the headings "Security Ownership Management", "Stock Options" and "Equity Compensation Plans".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is incorporated by reference to Oneida Ltd.'s Definitive Proxy Statement for its Annual Meeting to be held on May 26, 2004, or such later date as the Company's Board of Directors may determine, under the heading "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions".

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to Oneida Ltd.'s Definitive Proxy Statement for its Annual Meeting to be held on May 26, 2004, or such later date as the Company's Board of Directors may determine, under the headings "Independent Auditors".

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

(a)  1. Financial Statements

          Financial Statements for the Company are listed in the Index to Financial Statements and Supplementary Data on page 19 of this Report and are filed as part of this Report.

          Consent of Independent Accountants is included at page 56 of this Report and is filed as part of this Report.

     2. Financial Statement Schedules

          Schedule II, Valuation and Qualifying Accounts, for years January ended 2004, 2003 and 2002 is included at page 57 of this Report and is filed as part of this Report.

     All other schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements submitted.

     3. Exhibits

          The Exhibit Index begins on page 58 of this Report and the Exhibits referenced therein are filed as parts of this Report.

(b)  Reports on Form 8-K

     During the fourth quarter of the Company's fiscal year ended January 31, 2004, the following Current Reports on Forms 8-K were filed:

     Form 8-K dated October 31, 2003 to accompany a press release announcing the closure of five of the Company's manufacturing sites.

     Form 8-K dated November 3, 2003 to accompany a press release announcing the receipt from the Company's lenders of waivers of certain financial covenants and the deferral of certain payments.

     Form 8-K dated November 21, 2003 to accompany a press release announcing the receipt from the Company's lenders of extended waivers of certain financial covenants and the further deferral of certain payments.

     Form 8-K dated December 3, 2003 to accompany a press release announcing certain of the Company's financial results for the third quarter ended October 25, 2003.

     Form 8-K dated December 12, 2003 to accompany a press release announcing the receipt from the Company's lenders of further extensions of the waivers of certain financial covenants and the further deferral of certain payments.

     Form 8-K dated January 20, 2004 to accompany a press release announcing the sale of certain of the Company's Buffalo China manufacturing assets.

     Form 8-K dated January 30, 2004 to accompany its press release announcing the receipt from the Company's lenders of further extensions of the waivers of certain financial covenants and the further deferral of certain payments.

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

Date: April 30, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                          Title                              Date
---------                          -----                              ----
Principal Executive Officer


/s/ PETER J. KALLET                Chairman of the Board, President   April 30, 2004
--------------------------------   and Chief Executive Officer
    Peter J. Kallet


Principal Financial Officer


/S/ GREGG R. DENNY                 Chief Financial Officer            April 30, 2004
--------------------------------
    Gregg R. Denny


Principal Accounting Officer


/s/ PAUL M. ROONEY                 Corporate Controller               April 30, 2004
--------------------------------
    Paul M. Rooney


The Board of Directors


/s/ WILLIAM F. ALLYN               Director                           April 30, 2004
--------------------------------
    William F. Allyn


/s/ ALLAN H. CONSEUR               Director                           April 30, 2004
--------------------------------
    Allan H. Conseur


/s/ GEORGIA S. DERRICO             Director                           April 30, 2004
--------------------------------
    Georgia S. Derrico


/s/ J. PETER FOBARE                Director                           April 30, 2004
--------------------------------
    J. Peter Fobare

Signature                          Title                              Date
---------                          -----                              ----


/s/ GREGORY M. HARDEN              Director                           April 30, 2004
--------------------------------
    Gregory M. Harden


/s/ PETER J. KALLET                Director                           April 30, 2004
--------------------------------
    Peter J. Kallet


/s/ PETER J. MARSHALL              Director                           April 30, 2004
--------------------------------
    Peter J. Marshall


/s/ WHITNEY D. PIDOT               Director                           April 30, 2004
--------------------------------
    Whitney D. Pidot


/s/ CATHERINE H. SUTTMEIER         Director                           April 30, 2004
--------------------------------
    Catherine H. Suttmeier


/s/ WILLIAM M. TUCK                Director                           April 30, 2004
--------------------------------
    William M. Tuck

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (File Nos. 2-84304, 33-49462, 333-10795, 333-66425,
333-87007 and 333-97491) and Form S-3 (File No. 33-66234) of Oneida Ltd. of our report dated April 30, 2004 relating to the financial statements and financial statement schedule, which appears in this Form 10-K.


/s/ PRICEWATERHOUSECOOPERS LLP

Syracuse, New York
April 30, 2004

                                                                     SCHEDULE II

                                   ONEIDA LTD.
                          AND CONSOLIDATED SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                 FOR THE YEARS ENDED JANUARY 2004, 2003 AND 2002
                                   (Thousands)

-------------------------------------------------------------------------------------------
                      Column A             Column B     Column C    Column D     Column E
-------------------------------------------------------------------------------------------
                                                        Additions
                                          Balance at   Charged to                Balance at
                                          Beginning     Cost and                   End of
                     Description          of Period     Expenses    Deductions     Period
-------------------------------------------------------------------------------------------
YEAR ENDED JANUARY 31, 2004:
   Reserves deducted from assets to
   Which they apply:
      Accounts receivable reserves ....     $ 2,963      $ 2,274      $ 2,276(a)   $ 2,961
                                            =======      =======      =======      =======
      Inventory reserves ..............       3,066       20,967       10,031(b)    14,002
                                            =======      =======      =======      =======
      Income Tax Valuation Allowance ..           0       54,100            0       54,100
                                            =======      =======      =======      =======

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

Index to Exhibits

3.1 The Company's Restated Articles of Incorporation, as amended, which are incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 29, 2000.

3.2 The Company's By-Laws, as amended and restated, which are incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 29, 2000.

4.1 Amended and Restated Rights Agreement adopted by the Board of Directors on October 27, 1999, and dated December 3, 1999, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 29, 2000.

10.1 Amended and Restated Credit Agreement dated as of April 27, 2001, between Oneida Ltd., JPMorgan Chase Bank and the various lenders named in the Agreement, which is incorporated by reference to the Registrant's
        Quarterly Report on Form 10-Q for the quarter ended April 28, 2001.

10.2    Security Agreement dated as of April 27, 2001, between Oneida Ltd., THC
        Systems, Inc., the subsidiaries of Oneida Ltd. which are signatories to the Agreement and JPMorgan Chase Bank, as collateral agent for the Secured Parties named in the Agreement, which is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 28, 2001.

10.3 Amendment No. 1 to the Security Agreement dated as of April 27, 2001, between Oneida Ltd., THC Systems, Inc., the subsidiaries of Oneida Ltd.
        which are signatories to the Agreement and JPMorgan Chase Bank, as collateral agent for the Secured Parties named in the Agreement, which is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 28, 2001. Amendment No. 1 is dated as of April 27, 2001.

10.4 Pledge Agreement dated as of April 27, 2001, between Oneida Ltd., the subsidiaries of Oneida Ltd. which are signatories to the Agreement and JPMorgan Chase Bank, as collateral agent for the Secured Parties named in the Agreement, which is incorporated by reference to the Registrant's
        Quarterly Report on Form 10-Q for the quarter ended April 28, 2001.

10.5    Amendment No. 1 to Amended and Restated Credit Agreement dated as of
        April 27, 2001, between Oneida Ltd., JPMorgan Chase Bank and the various lenders named in the Agreement, which is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
        April 28, 2001. Amendment No. 1 is dated as of May 31, 2001.

10.6 Waiver and Amendment No. 2 to Amended and Restated Credit Agreement dated as of April 27, 2001, between Oneida Ltd., JPMorgan Chase Bank and the various lenders named in the Agreement, which is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 27, 2001. Waiver and Amendment No. 2 is dated as of December 7, 2001.

10.7    Amendment No. 3 to Amended and Restated Credit Agreement dated as of
        April 27, 2001, between Oneida Ltd., JPMorgan Chase Bank and the various lenders named in the Agreement, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January
        26, 2002. Amendment No. 3 is dated as of April 23, 2002.

10.8 Amended and Restated Collateral Agency and Intercreditor Agreement dated as of April 23, 2002, between Allstate Life Insurance Company, Allstate
        Insurance Company, Pacific Life Insurance Company, JPMorgan Chase Bank and the various lenders named in the Agreement, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 26, 2002.

10.9    Amendment No. 1 to Pledge Agreement dated as of April 27, 2001, between
        Oneida Ltd., the subsidiaries of Oneida Ltd. which are signatories to the Agreement and JPMorgan Chase Bank, as collateral agent for the Secured Parties named in the Agreement, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 26, 2002. Amendment No. 1 is dated as of April 23, 2002.

10.10   Security Agreement dated as of April 23, 2002, between Kenwood Silver
        Company, Inc. and JPMorgan Chase Bank, as collateral agent for the Secured Parties named in the Agreement, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 26, 2002.

10.11   Pledge Agreement dated as of April 23, 2002, between Kenwood Silver
        Company, Inc. and JPMorgan Chase Bank, as collateral agent for the Secured Parties named in the Agreement, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 26, 2002.

10.12 Mortgage, Assignment of Leases and Rents and Security Agreement dated as of April 23, 2002, between Buffalo China, Inc., The Erie County
        Industrial Development Agency and JPMorgan Chase Bank, as collateral agent for the Secured Parties named in the Agreement, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 26, 2002.

10.13   Mortgage Spreader Agreement dated as of April 23, 2002, between Buffalo
        China, Inc., The Erie County Industrial Development Agency and JPMorgan
        Chase Bank, as collateral agent for the Secured Parties named in the Agreement, which is incorporated by reference to the Registrant's Annual
        Report on Form 10-K for the year ended January 26, 2002.

10.14 Mortgage, Assignment of Leases and Rents and Security Agreement dated as of April 23, 2002, between Buffalo China, Inc., The Erie County
        Industrial Development Agency and JPMorgan Chase Bank, as collateral agent for the Secured Parties named in the Agreement, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 26, 2002.

10.15   Mortgage Spreader Agreement dated as of April 23, 2002, between Buffalo
        China, Inc., The Erie County Industrial Development Agency and JPMorgan
        Chase Bank, as collateral agent for the Secured Parties named in the Agreement, which is incorporated by reference to the Registrant's Annual
        Report on Form 10-K for the year ended January 26, 2002.

10.16 Mortgage, Assignment of Leases and Rents and Security Agreement dated as of April 23, 2002, between Oneida Ltd., The Oneida County Industrial
        Development Agency and JPMorgan Chase Bank, as collateral agent for the Secured Parties named in the Agreement, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 26, 2002.

10.17   Mortgage Spreader Agreement dated as of April 23, 2002, between Oneida
        Ltd., The Oneida County Industrial Development Agency and JPMorgan Chase
        Bank, as collateral agent for the Secured Parties named in the Agreement, which is incorporated by reference to the Registrant's Annual
        Report on Form 10-K for the year ended January 26, 2002.

10.18 Mortgage, Assignment of Leases and Rents and Security Agreement dated as of April 23, 2002, between Oneida Ltd., The Oneida County Industrial
        Development Agency and JPMorgan Chase Bank, as collateral agent for the Secured Parties named in the Agreement, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 26, 2002.

10.19   Mortgage Spreader Agreement dated as of April 23, 2002, between Oneida
        Ltd., The Oneida County Industrial Development Agency and JPMorgan Chase
        Bank, as collateral agent for the Secured Parties named in the Agreement, which is incorporated by reference to the Registrant's Annual
        Report on Form 10-K for the year ended January 26, 2002.

10.20   Waiver to Amended and Restated Credit Agreement dated as of April 27,
        2001, between Oneida Ltd., JPMorgan Chase Bank and the various lenders named in the Agreement, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 25,
        2003. The Waiver is dated as of December 9, 2002.

10.21   Waiver to Amended and Restated Credit Agreement dated as of April 27,
        2001, between Oneida Ltd., JPMorgan Chase Bank and the various lenders named in the Agreement, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 25,
        2003. The Waiver is dated as of March 7, 2003.

10.22   Amendment No. 4 to Amended and Restated Credit Agreement dated as of
        April 27, 2001, between Oneida Ltd., JPMorgan Chase Bank and the various lenders named in the Agreement, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January
        25, 2003. Amendment No. 4 is dated as of April 24, 2003.

10.23 Mortgage, Assignment of Leases and Rents and Security Agreement dated as of April 24, 2003, between Oneida Ltd. and JPMorgan Chase Bank, as collateral agent for the Secured Parties named in the Agreement, which is incorporated by reference to the Registrant's Annual Report on Form
        10-K for the year ended January 25, 2003.

10.24   Limited Waiver and Amendment No. 5 to Amended and Restated Credit
        Agreement dated as of April 27, 2001, between Oneida Ltd., JPMorgan
        Chase Bank and the various lenders named in the Agreement, which is incorporated by reference to the Registrant's Quarterly Report on Form
        10-Q for the quarter ended October 25, 2003. The Limited Waiver and
        Amendment No. 5 is dated as of October 31, 2003.

10.25   Limited Waiver and Amendment No. 6 to Amended and Restated Credit
        Agreement dated as of April 27, 2001, between Oneida Ltd., JPMorgan
        Chase Bank and the various lenders named in the Agreement, which is incorporated by reference to the Registrant's Quarterly Report on Form
        10-Q for the quarter ended October 25, 2003. The Limited Waiver and
        Amendment No. 6 is dated as of November 21, 2003.

10.26   Amendment No. 2 to Pledge Agreement dated as of April 27, 2001, between
        Oneida Ltd., the subsidiaries of Oneida Ltd. which are signatories to the Agreement and JPMorgan Chase Bank, as collateral agent for the Secured Parties named in the Agreement, which is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 25, 2003. Amendment No. 2 is dated as of November
        20, 2003.

10.27   Limited Waiver and Amendment No. 7 to Amended and Restated Credit
        Agreement dated as of April 27, 2001, between Oneida Ltd., JPMorgan
        Chase Bank and the various lenders named in the Agreement. The Limited
        Waiver and Amendment No. 7 is dated as of December 12, 2003.

10.28   Limited Waiver and Amendment No. 8 to Amended and Restated Credit
        Agreement dated as of April 27, 2001, between Oneida Ltd., JPMorgan
        Chase Bank and the various lenders named in the Agreement. The Limited
        Waiver and Amendment No. 8 is dated as of January 30, 2004.

                                      62

10.29   Limited Waiver and Amendment No. 9 to Amended and Restated Credit
        Agreement dated as of April 27, 2001, between Oneida Ltd., JPMorgan
        Chase Bank and the various lenders named in the Agreement. The Limited
        Waiver and Amendment No. 9 is dated as of February 27, 2004.

10.30   Limited Waiver and Amendment No. 10 to Amended and Restated Credit
        Agreement dated as of April 27, 2001, between Oneida Ltd., JPMorgan
        Chase Bank and the various lenders named in the Agreement. The Limited
        Waiver and Amendment No. 10 is dated as of March 12, 2004.

10.31   Limited Waiver and Amendment No. 11 to Amended and Restated Credit
        Agreement dated as of April 27, 2001, between Oneida Ltd., JPMorgan
        Chase Bank and the various lenders named in the Agreement. The Limited
        Waiver and Amendment No. 11 is dated as of March 31, 2004.

10.32   Limited Waiver and Amendment No. 12 to Amended and Restated Credit
        Agreement dated as of April 27, 2001, between Oneida Ltd., JPMorgan
        Chase Bank and the various lenders named in the Agreement. The Limited
        Waiver and Amendment No. 12 is dated as of April 14, 2004.

10.33   2001 Amended and Restated Note Purchase Agreement dated as of May 31,
        2001, between Oneida Ltd., THC Systems, Inc., Allstate Life Insurance
        Company, Allstate Insurance Company and Pacific Life Insurance Company, which is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 28, 2001.

10.34   Waiver and Amendment No. 1 to 2001 Amended and Restated Note Purchase
        Agreement dated as of May 31, 2001, between Oneida Ltd., THC Systems,
        Inc., Allstate Life Insurance Company, Allstate Insurance Company and
        Pacific Life Insurance Company, which is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
        October 27, 2001. Waiver and Amendment No. 1 is dated as of December 7,
        2001.

10.35 Amendment No. 2 to 2001 Amended and Restated Note Purchase Agreement dated as of May 31, 2001, between Oneida Ltd., THC Systems, Inc.,
        Allstate Life Insurance Company, Allstate Insurance Company and Pacific
        Life Insurance Company, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 26,
        2002. Amendment No. 2 is dated as of April 23, 2002.

10.36 Second Waiver to 2001 Amended and Restated Note Purchase Agreement dated as of May 31, 2001, between Oneida Ltd., THC Systems, Inc., Allstate
        Life Insurance Company, Allstate Insurance Company and Pacific Life
        Insurance Company, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 25,
        2003. The Second Waiver is dated as of December 6, 2002.

10.37 Third Waiver to 2001 Amended and Restated Note Purchase Agreement dated as of May 31, 2001, between Oneida Ltd., THC Systems, Inc., Allstate
        Life Insurance Company, Allstate Insurance Company and Pacific Life
        Insurance Company, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 25,
        2003. The Third Waiver is dated as of February 28, 2003.

10.38 Amendment No. 3 to 2001 Amended and Restated Note Purchase Agreement dated as of May 31, 2001, between Oneida Ltd., THC Systems, Inc.,
        Allstate Life Insurance Company, Allstate Insurance Company and Pacific
        Life Insurance Company, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 25,
        2003. Amendment No. 3 is dated as of April 24, 2003.

                                        63

10.39   Limited Waiver and Amendment No. 4 to 2001 Amended and Restated Note
        Purchase Agreement dated as of May 31 2001, between Oneida Ltd., THC
        Systems, Inc., Allstate Life Insurance Company, Allstate Insurance
        Company and Pacific Life Insurance Company, which is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 25, 2003. The Limited Waiver and Amendment No. 4 is dated as of October 31, 2003.

10.40 Limited Waiver to 2001 Amended and Restated Note Purchase Agreement dated as of May 31 2001, between Oneida Ltd., THC Systems, Inc.,
        Allstate Life Insurance Company, Allstate Insurance Company and Pacific
        Life Insurance Company, which is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October
        25, 2003. The Limited Waiver is dated as of November 21, 2003.

10.41   Limited Waiver and Amendment No. 5 to 2001 Amended and Restated Note
        Purchase Agreement dated as of May 31 2001, between Oneida Ltd., THC
        Systems, Inc., Allstate Life Insurance Company, Allstate Insurance
        Company and Pacific Life Insurance Company. The Limited Waiver and
        Amendment No. 5 is dated as of December 12, 2003.

10.42   Limited Waiver and Amendment No. 6 to 2001 Amended and Restated Note
        Purchase Agreement dated as of May 31 2001, between Oneida Ltd., THC
        Systems, Inc., Allstate Life Insurance Company, Allstate Insurance
        Company and Pacific Life Insurance Company. The Limited Waiver and
        Amendment No. 6 is dated as of January 30, 2004.

10.43   Limited Waiver and Amendment No. 7 to 2001 Amended and Restated Note
        Purchase Agreement dated as of May 31 2001, between Oneida Ltd., THC
        Systems, Inc., Allstate Life Insurance Company, Allstate Insurance
        Company and Pacific Life Insurance Company. The Limited Waiver and
        Amendment No. 7 is dated as of March 1, 2004.

10.44   Limited Waiver and Amendment No. 8 to 2001 Amended and Restated Note
        Purchase Agreement dated as of May 31 2001, between Oneida Ltd., THC
        Systems, Inc., Allstate Life Insurance Company, Allstate Insurance
        Company and Pacific Life Insurance Company. The Limited Waiver and
        Amendment No. 8 is dated as of March 15, 2004.

10.45   Limited Waiver and Amendment No. 9 to 2001 Amended and Restated Note
        Purchase Agreement dated as of May 31 2001, between Oneida Ltd., THC
        Systems, Inc., Allstate Life Insurance Company, Allstate Insurance
        Company and Pacific Life Insurance Company. The Limited Waiver and
        Amendment No. 9 is dated as of March 31, 2004.

10.46   Limited Waiver and Amendment No. 10 to 2001 Amended and Restated Note
        Purchase Agreement dated as of May 31 2001, between Oneida Ltd., THC
        Systems, Inc., Allstate Life Insurance Company, Allstate Insurance
        Company and Pacific Life Insurance Company. The Limited Waiver and
        Amendment No. 10 is dated as of April 14, 2004.

10.47 Employment Agreements with five (5) executive employees of the Company dated November 15, 1999.

10.48 Employment Agreement with one (1) executive employee of the Company dated May 11, 2000.

10.49 Oneida Ltd. Management Incentive Plan adopted by the Board of Directors on February 24, 1988, as amended.

10.50 Oneida Ltd. 2002 Stock Option Plan adopted by the Board of Directors and approved by stockholders on May 29, 2002, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 25, 2003.

                                         64

10.51   Oneida Ltd. 2003 Non-Employee Director Stock Option Plan, as amended.
        The original Plan was adopted by the Board of Directors and approved by stockholders on May 28, 2003. The Plan was amended by the Board of Directors on April 8, 2004.

10.52   Oneida Ltd. Employee Security Plan adopted by the Board of Directors on
        July 26, 1989, which is incorporated by reference to the Registrant's
        Annual Report on Form 10-K for the year ended January 29, 2000.

10.53 Amended and Restated Oneida Ltd. Restricted Stock Award Plan adopted by the Board of Directors on March 29, 2000, and approved by the stockholders on May 31, 2000, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 27,
        2001.

10.54   Amended and Restated Oneida Ltd. Deferred Compensation Plan for Key
        Employees adopted by the Board of Directors on October 27, 1999, and effective November 1, 1999, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 29,
        2000.

10.55   Oneida Ltd. Restoration Plan adopted by the Board of Directors on
        February 28, 2000, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 29,
        2000.

10.56   Oneida Ltd. 2000 Non-Employee Directors' Equity Plan adopted by the
        Board of Directors on March 29, 2000, and approved by the stockholders on May 31, 2000, which is incorporated by reference to the Registrant's
        Annual Report on Form 10-K for the year ended January 27, 2001.

10.57 1st Amendment to the Retirement Plan for Employees of Oneida Ltd. dated as of December 11, 2002, and adopted by the Board of Directors on December 11, 2002, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 25,
        2003.

10.58 4th Amendment to the Retirement Plan for Employees of Oneida Ltd. dated as of April 8, 2004, and adopted by the Board of Directors on April 8, 2004.

21      Subsidiaries of the Registrant.

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


                                       65

                           STATEMENT OF DIFFERENCES

The British pound sterling sign shall be expressed as....................   'L'