Form 10-Q
period 2004-05-01
ONEIDA LTD
filed 2004-06-10
CIK 74585

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 1, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 10, 2004: 16,824,047.

                                   ONEIDA LTD.
                                    FORM 10-Q
                     FOR THE THREE MONTHS ENDED MAY 1, 2004


                                      INDEX

EXPLANATORY NOTE

PART I    FINANCIAL INFORMATION

              ITEM 1.  CONSOLIDATED STATEMENT OF OPERATIONS

              CONSOLIDATED BALANCE SHEETS

              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

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


PART II   OTHER INFORMATION

              ITEM 1.  LEGAL PROCEEDINGS

              None.

              ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

              Effective May 11, 2004, the Company's common stock has been suspended from the New York Stock Exchange
              (NYSE) and is being traded on the Over the Counter
              Market.

              ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

              None.

              ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

              ITEM 5.  OTHER INFORMATION

              None.

ITEM 6.                    EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

         10.1 Limited Waiver and Amendment No. 13 to Amended and Restated Credit Agreement dated as of April 27, 2001 between Oneida Ltd., JPMorgan Chase Bank and the various lenders named in the Agreement and/or their successors or assigns. The Limited Waiver and Amendment No. 13 is dated as of April 30, 2004.

         10.2 Amendment No. 14 to Amended and Restated Credit Agreement dated as of April 27, 2001 between Oneida Ltd., JPMorgan Chase Bank and the various lenders named in the Agreement and/or their successors or assigns. Amendment No. 14 is dated as of April 30, 2004.

         10.3 Waiver Letter to Amended and Restated Credit Agreement dated as of April 27, 2001 between Oneida Ltd., JPMorgan Chase Bank and the various lenders named in the Agreement and/or their successors or assigns. The Waiver Letter is dated as of May 19, 2004.

         10.4 Limited Waiver and Amendment No. 11 to 2001 Amended and Restated Note Purchase Agreement dated as of May 31, 2001, between Oneida Ltd., THC Systems, Inc., Allstate Life Insurance Company, Allstate Insurance Company and Pacific Life Insurance Company. Limited Waiver and Amendment No. 11 is dated as of April 30, 2004.

         10.5 Waiver Letter to 2001 Amended and Restated Note Purchase Agreement dated as of May 31, 2001, between Oneida Ltd., THC Systems, Inc., Allstate Life Insurance Company, Allstate Insurance Company and Pacific Life Insurance Company. The Waiver Letter is dated as of May 19, 2004.

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


Current Reports on Form 8-K:

         During the Company's fiscal quarter ended May 1, 2004, the following Current Reports on Forms 8-K were filed:

          Form 8-K dated March 1, 2004 to accompany a press release announcing the receipt from the Company's lenders of further waivers of certain financial covenants and the further deferral of certain payments.

          Form 8-K dated March 9, 2004 to accompany a press release announcing the rescheduling of the announcement of the Company's year-end results.

          Form 8-K dated March 12, 2004 to accompany press releases announcing the receipt from the Company's lenders of further waivers of certain financial covenants and the further deferral of certain payments and the completion of the sale of the Company's Buffalo China factory.

          Form 8-K dated March 17, 2004 to accompany a press release announcing certain of the Company's financial results for the year ended January 31, 2004.

          Form 8-K dated March 31, 2004 to accompany a press release announcing the receipt from the Company's lenders of further waivers of certain financial covenants and the further deferral of certain payments and that the Company is no longer in discussions with a potential private equity investor.

          Form 8-K dated April 14, 2004 to accompany a press release announcing the receipt from the Company's lenders of further waivers of certain financial covenants and the further deferral of certain payments.

          Form 8-K dated April 30, 2004 to accompany a press release announcing the receipt from the Company's lenders of further waivers of certain financial covenants and the further deferral of certain payments.


SIGNATURES

CERTIFICATIONS

                          PART I. FINANCIAL INFORMATION
                                   ONEIDA LTD.
                  ITEM 1. CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Thousands of Dollars, except per share data)
                                   (Unaudited)

                                                           For the Three Months Ended
                                                             May 1,        April 26,
                                                              2004           2003
                                                              ----           ----
Revenues:
  Net sales .........................................      $110,645       $107,021
  License fees ......................................           581            340
                                                           --------       --------
Total  Revenues .....................................       111,226        107,361
                                                           --------       --------

Cost of sales .......................................        80,254         77,515
                                                           --------       --------

Gross Margin ........................................        30,972         29,846


Operating expenses:
     Selling, distribution and administrative
        expense .....................................        32,894         31,676
     (Gain) loss on the sale of fixed assets ........           (14)            26
                                                           --------       --------
         Total ......................................        32,880         31,702
                                                           --------       --------

Operating loss ......................................        (1,908)        (1,856)

Other income ........................................       (63,738)          (400)
Other expense .......................................         2,890             53
Interest expense and amortization of
  deferred financing costs ..........................         3,771          3,864
                                                           --------       --------
Income (loss) before income taxes ...................        55,169         (5,373)
Provision for income taxes ..........................          (784)         1,988
                                                           --------       --------
Net income (loss) ...................................      $ 54,385       $ (3,385)
                                                           ========       ========


Preferred Stock Dividends ...........................           (32)           (32)
Net earnings (loss) income available to
common shareholders .................................      $ 54,353       $ (3,417)
                                                           --------       --------

Earnings (loss) per share of common stock
Net income:
    Basic ...........................................         $3.25          $(.21)
    Diluted .........................................          3.25           (.21)


See notes to consolidated financial statements.

                          PART I. FINANCIAL INFORMATION
                                   ONEIDA LTD.
                       ITEM 1. CONSOLIDATED BALANCE SHEETS
                              (Thousand of Dollars)

                                                                                        Unaudited           Audited
                                                                                          May 1,            Jan. 31,
                                                                                          2004                2004
                                                                                        ---------           --------
ASSETS
Current assets:
Cash............................................................................         $  5,215           $  9,886
       Trade accounts receivables, less allowance for doubtful
           accounts of $2,791 and $2,961, respectively..........................           62,266             58,456
       Other accounts and notes receivable......................................            3,318              1,890
       Inventories..............................................................          128,173            139,448
       Other current assets.....................................................            5,198              5,361
                                                                                         --------           --------
              Total current assets..............................................          204,170            215,041
Property, plant and equipment,net...............................................           67,297             73,675
Assets held for sale............................................................            5,816              3,199
Goodwill........................................................................          136,888            136,118
Other assets....................................................................           11,857             13,468
                                                                                         --------           --------
              Total assets......................................................         $426,028           $441,501
                                                                                         ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Short-term debt..........................................................         $  6,166           $  7,654
       Accounts payable.........................................................           18,165             21,231
       Accrued liabilities .....................................................           32,918             45,293
       Accrued restructuring....................................................            3,389              7,400
       Long term debt classified as current.....................................          232,048            223,214
                                                                                         --------           --------
              Total current liabilities.........................................          292,686            304,792
Accrued postretirement liability................................................            2,338             62,930
Accrued pension liability ......................................................           35,488             24,259
Deferred income taxes ..........................................................           10,248              9,823
Other liabilities...............................................................           15,078             17,097
                                                                                         --------           --------
              Total liabilities.................................................          355,838            418,901
Commitments and contingencies...................................................
Stockholders' equity:
Cumulative 6% preferred stock--$25 par value; authorized 95,660 shares, issued 86,036 shares, callable at $30 per share
       respectively.............................................................            2,151              2,151
Common stock--$l.00 par value; authorized 48,000,000 shares,
       issued 17,916,032 and 17,883,460 shares respectively.....................           17,916             17,883
Additional paid-in capital......................................................           84,571             84,561
Retained earnings (deficit).....................................................           21,452            (32,933)
Accumulated other comprehensiveloss.............................................          (34,331)           (27,493)
Less cost of common stock held in treasury; 1,285,679 and
       1,285,679 shares, respectively...........................................          (21,569)           (21,569)
                                                                                         --------           --------
              Total stockholders' equity:                                                  70,190             22,600
                                                                                         --------           --------
                   Total liabilities and stockholders' equity...................         $426,028           $441,501
                                                                                         ========           ========


See notes to consolidated financial statements.

                          PART I. FINANCIAL INFORMATION
                                   ONEIDA LTD.
       ITEM 1. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE THREE MONTHS ENDED MAY 1, 2004 AND APRIL 26, 2003
                             (Thousands of Dollars)
                                   (Unaudited)


                                                                                        Accum.
                                                                  Add'l                 Other
                                  Common   Common    Preferred   Paid-in   Retained     Comp.     Treasury
                                  Shares   Stock       Stock     Capital   Earnings   Inc(Loss)     Stock     Total
                                  ------   -------   ---------   -------   --------   ---------   --------   -------
Balance January 31, 2004......    17,883   $17,883      $2,151   $84,561   $(32,933)   $(27,493)  $(21,569)  $22,600

Stock plan activity...........        33        33          10                                                    43

Minimum pension liability
adjustment, net of tax
benefit of $0.................                                                                      (7,886)   (7,886)

Foreign currency
translation adjustment........                                                                       1,048     1,048

Net income....................                                               54,385                           54,385
                                  ------   -------      ------   -------   --------    --------   --------   -------

Balance May 1, 2004...........    17,916   $17,916      $2,151   $84,571   $ 21,452    $(34,331)  $(21,569)  $70,190
                                  ======   =======      ======   =======   ========    ========   ========   =======



                                                                                        Accum.
                                                                  Add'l                 Other
                                  Common   Common    Preferred   Paid-in   Retained     Comp.     Treasury
                                  Shares   Stock       Stock     Capital   Earnings   Inc(Loss)     Stock     Total
                                  ------   -------   ---------   -------   --------   ---------   --------   -------
Balance January 25, 2003......    17,837   $17,837      $2,151   $84,318    $68,407    $(19,190)  $(24,134)  $129,389

Stock plan
activity......................         9         9                    93                                          102

Cash dividends declared ($.02
per share)....................                                                 (363)                             (363)

Foreign currency translation
adjustment....................                                                               13                    13

Net loss......................                                               (3,385)                           (3,385)
                                  ------   -------      ------   -------    -------    --------   --------   --------
Balance April 26, 2003........    17,846   $17,846      $2,151   $84,411    $64,659    $(19,177)  $(24,134)  $125,756
                                  ======   =======      ======   =======    =======    ========   ========   ========


See notes to consolidated financial statements.

                          PART I. FINANCIAL INFORMATION
                                   ONEIDA LTD.
         ITEM 1. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                             (Thousands of Dollars)


                                                                      Three Months Ended
                                                                    May 1,        April 26,
                                                                     2004           2003
                                                                   --------       ---------
Net income (loss)............................................      $ 54,385       $ (3,385)

Foreign currency translation adjustments, net of tax.........         1,048             13

Other comprehensive income, net of tax:
Minimum pension liability adjustments........................        (7,886)
                                                                   --------       --------

Other comprehensive income (loss)............................        (6,838)            13
                                                                   --------       --------

Comprehensive income (loss)..................................      $ 47,547       $ (3,372)
                                                                   --------       --------

Balance at end of quarter....................................      $(34,331)      $(19,177)
                                                                   ========       ========

See notes to consolidated financial statements.

                          PART I. FINANCIAL INFORMATION
                                   ONEIDA LTD.
                  ITEM 1. CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE THREE MONTHS ENDED MAY 1, 2004 AND APRIL 26, 2003
                                   (Unaudited)
                                 (In Thousands)


                                                                                        Three months ended
                                                                                      May 1,       April 26,
                                                                                       2004          2003
                                                                                       ----          ----
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss).............................................................     $ 54,385        $(3,385)
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    (Gain) loss on disposal of fixed assets.....................................          (14)            26
    Depreciation and amortization...............................................        2,217          4,027
    Deferred income taxes.......................................................        1,099            159
    Pension plan amendment (Note 7).............................................        2,577
    Post retirement health care plan amendment (Note 7).........................      (63,277)
  Changes in operating assets and liabilities:
    Accounts receivable.........................................................       (5,623)         7,307
    Inventories.................................................................       11,907         (6,804)
    Other current assets........................................................          141            451
    Other assets................................................................       (1,297)        (1,955)
    Accounts payable............................................................       (3,533)         3,176
    Accrued liabilities.........................................................      (11,102)        (4,699)
    Other liabilities...........................................................       (3,477)        (3,210)
                                                                                     --------        -------

      Net cash used by operating activities                                           (15,997)        (4,907)
                                                                                     --------        -------
CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures..........................................................       (1,279)        (2,307)
  Proceeds from sales of assets.................................................        5,517
                                                                                     --------        -------
      Net cash provided (used) in investing activities                                  4,238         (2,307)
                                                                                     --------        -------
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock........................................           43            102

  Increase (decrease) in short-term debt........................................         (980)           459
  Payment of long-term debt.....................................................         (769)
  Proceeds from issuance of long-term debt......................................        9,000          8,073
  Dividends paid................................................................                        (363)
                                                                                     --------        -------
      Net cash provided by financing activities                                         7,294          8,271
                                                                                     --------        -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.........................................         (206)          (553)
NET (DECREASE) INCREASE IN CASH.................................................       (4,671)           504
CASH AT BEGINNING OF YEAR.......................................................        9,886          2,653
                                                                                     --------        -------
CASH AT END OF PERIOD...........................................................     $  5,215        $ 3,157
                                                                                     ========        =======


See notes to consolidated financial statements.

                          PART I. FINANCIAL INFORMATION
                                   ONEIDA LTD.
               ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Thousands)


1. ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Oneida Ltd. (the "Company,") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended May 1, 2004 are not necessarily indicative of the results that may be expected for the year ending January 29, 2005. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended January 31, 2004.

Going Concern

The accompanying financial statements for the fiscal quarter ended May 1, 2004 and April 26, 2003, respectively have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company experienced a net loss of $99.2 million for the year ended January 31, 2004 and has provided a full valuation allowance for its deferred tax assets in 2004. This has resulted in a deficit in retained earnings as of January 31, 2004. In addition, the Company has violated interest coverage ratio, leverage ratio, and net worth covenants for the second, third and fourth quarter in fiscal 2004 and first of quarter fiscal 2005. Additionally, the Company violated a covenant for the year ending January 31, 2004 requiring an unqualified report from the Company's independent public accountant. During the first quarter ending May 1, 2004, the Company reported earnings of $54,385 of which $56,293 was non-operating. First quarter earnings brought the Company's retained earnings back into a positive position. The lenders have waived the covenant violations through June 15, 2004 and deferred the required pay down of total indebtedness which amounts to $45 million at May 1, 2004. In addition, $3.9 million due to senior note holders has been deferred. Under the amended and restated agreement, covenant violations, if not corrected, could cause the lenders to declare the principal outstanding to be payable immediately. Accordingly, the entire bank debt has been reported as current in the accompanying balance sheet. On March 31, 2004, the Company announced that negotiations with a potential investor had been terminated.
These factors raise substantial doubt as to the Company's ability to continue as a going concern.

The Company has undertaken several initiatives to return to profitability, increase liquidity and compete in a changing marketplace. These include:

     o The closure and sale of the Buffalo, NY manufacturing facility, the closure and sale of facilities in Mexico and Italy and the closure and pending sale of facilities in China, Italy and Canada;

     o The outsourcing of production from these facilities to lower cost producers or entering into a favorable supply agreement as is the case with the new owners of Buffalo China;

     o The implementation of lean manufacturing and related work force reduction;

     o    Plan changes in post-retirement and pension benefits;

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

Reclassifications

Certain reclassifications have been made to the prior year's information to conform to the current year presentation. In 2003, shipping and handling costs have been reclassified from net sales to cost of sales. Selling expense for the Company owned European retail shops has been reclassified from cost of sales to selling, distribution and administrative expenses. Amortization of deferred financing costs has been reclassified from other expense to interest and amortization of deferred financing costs. Additionally prior years' cash flows have been reclassified to accurately report the effect of foreign currency translation on cash.

Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income", requires companies to report a measure of operations called comprehensive income. This measure, in addition to net income, includes as income or loss, the following items, which if present are included in the equity section of the balance sheet: unrealized gains and losses on certain investments in debt and equity securities; foreign currency translation; gains and losses on derivative instruments designated as cash flow hedges; and minimum pension liability adjustments. The Company has reported comprehensive income in the Consolidated Statements of Comprehensive Income
(Loss).

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

Application of the fair-value based accounting provision of SFAS 123 results in the following pro forma amounts of net income (loss) and earnings (loss) per share:

                                                               (Thousands Except Per Share Amounts)
                                                                    For the Three Months Ended
                                                                   May 1,               April 26,
                                                                   2004                   2003
                                                                 --------               --------
Net income (loss), as reported..................................  $54,385              $(3,385)

Deduct: Total stock-based employee compensation expense
     determined under Black-Scholes option pricing  model, net
     of related income tax effect...............................     (596)                (554)
                                                                  -------              -------
Pro forma net income............................................  $53,789              $(3,939)

Earnings (loss) per share:
                   Basic........................................    $3.25               $(.21)
                   Diluted......................................     3.25                (.21)

     Pro forma:    Basic........................................     3.21                (.24)
                   Diluted......................................     3.21                (.24)

There was no stock based employee compensation expense included in the Consolidated Statement of Operations.

Accounting Pronouncements

In January 2004, the FASB issued FASB Staff Position ("FSP") No. FAS 106-1, "Accounting and Disclosure requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", which permits the sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. As a result of the Company's decision to terminate the postretirement health care plan as discussed in Note 7, this accounting pronouncement will not apply.

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

2. RESTRUCTURING

As a result of the substantial manufacturing inefficiencies and negative manufacturing variances, it was determined at the end of the third quarter of fiscal year ending January 31, 2004 to close and sell the following factories:
Buffalo China dinnerware factory and decorating facility in Buffalo NY; dinnerware factory in Juarez, Mexico; flatware factory in Toluca, Mexico; hollowware factory in Shanghai China; and hollowware factory in Vercelli, Italy. The Company will continue to market the products from these sites, using independent suppliers. The Toluca, Mexico; Shanghai, China; and Vercelli, Italy facilities closings were completed during the fourth quarter of the year ended January 31, 2004. The Buffalo, NY factory buildings and associated materials and supplies were sold to Niagara Ceramics Corporation on March 12, 2004. The Buffalo China name and all other active Buffalo China trademarks and logos remain the property of the Company. Niagara Ceramics is an independent supplier to the Company. The Juarez Mexico factory sale was completed on April 22, 2004, and the Toluca Mexico factory sale was completed on June 2, 2004. Additionally, the warehouse located in Niagara Falls, Canada, will be sold during the second quarter of fiscal 2005, and part of the Vercelli Italy properties has been sold. The restructuring plans are intended to reduce costs, increase the Company's liquidity and better position the Company to compete under the current economic conditions.

Under the restructuring plan, approximately 1,150 employees will be terminated. As of May 1, 2004, 1,060 of those terminations have occurred while 65 employees have accepted employment with Niagara Ceramics who are now the new owners of Buffalo China. Termination benefits have been recorded in accordance with contractual agreements or statutory regulations. The Company recognized a charge of $9,001 in the Statement of Operations under the caption "Restructuring Expense" in the year ended January 31, 2004. Cash payments during the quarter ended May 1, 2004 under the restructuring were $4,009 and the remaining liability at the quarter end is $3,389.


3. INCOME TAXES

During the quarter ended October 25, 2003, the Company established a full valuation allowance against its net deferred tax assets and continues to maintain a full valuation allowance. The provision for income taxes for the three months ended May 1, 2004 was primarily attributable to foreign tax related to foreign operations and domestic deferred tax liabilities recognized on indefinite long lived intangibles (these liabilities cannot be used to offset deferred tax assets in determining the amount of valuation allowance needed for the quarter). The Company did not record a tax benefit for the domestic losses during the three months ended May 1, 2004. The Company will continue to maintain a valuation allowance against all of its remaining deferred tax assets until sufficient evidence exists to support its reversal.

During the first quarter ended May 1, 2004, the Company recognized two significant events that impact taxes. As discussed in Note 7, the Company announced that it has terminated the Oneida Ltd. Retiree Group Medical Plan, resulting in income recognition of $63,277. The inclusion of this income in the first quarter domestic tax calculation produced no tax expense since the deferred tax asset is realized and the valuation allowance previously recognized against that asset is reversed. Also, the Company amended two of its pension plans to freeze benefit accruals, and as a result recognized a charge of $2,577. The inclusion of this charge in the first quarter domestic tax calculation produced no tax benefit because a full valuation allowance is recorded against the deferred tax asset resulting from this item.

The following table summarizes the Company's provision for income taxes and the related effective tax rates:

                                                         For the Three Months Ended
                                                   May 1, 2004             April 26, 2003
                                                   -----------             --------------
Income (loss) before income taxes ............        $55,169                $(5,373)
(Provision) benefit for income taxes .........           (784)                 1,988
Effective tax rate ...........................           1.42%                 36.87%


4. INVENTORIES

Inventories by major classification are as follows:

                                                  May 1, 2004        January 31, 2004
                                                  -----------        ----------------
Finished goods ...............................      $117,879             $122,769
Goods in process .............................         4,057                7,096
Raw materials and supplies ...................         6,237                9,583
                                                    --------             --------
Total ........................................      $128,173             $139,448
                                                    ========             ========


5. EARNINGS PER SHARE

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

The shares used in the calculation of diluted EPS exclude options to purchase shares where the exercise price was greater than the average market price of common shares for the period. Such shares aggregated 884 and 1,715 for the three months ended May 1, 2004 and April 26, 2003, respectively.

Under the provisions of the amended revolving credit and note agreements, at May 1, 2004, the Company was able to declare dividends on its 6% Cumulative Preferred Stock up to $32 per quarter. However, no dividend was declared on the preferred stock for quarter ended May 1, 2004 and the preferred dividends in arrears is $32. The preferred accumulated stock dividends in arrears as of May 1, 2004 is $161.

The following is a reconciliation of basic earnings per share to diluted earnings per share for the three months ended May 1, 2004 and April 26, 2003:

                                                Net      Preferred     Adjusted                Earnings
                                              Income       Stock      Net Income     Average    (Loss)
                                              (Loss)     Dividends      (Loss)        Shares   Per Share
                                              ------     ---------    ----------     -------   ---------
2004:
Basic earnings (loss) per share...........    $54,385       $(32)       $54,353      16,740     $3.25
Effect of stock options...................
Diluted earnings (loss) per share.........     54,385        (32)        54,353      16,740      3.25

2003:
Basic earnings (loss) per share...........    $(3,385)      $(32)       $(3,417)     16,556    $(.21)
Effect of stock options...................                                               10
Diluted earnings (loss) per share.........     (3,385)       (32)        (3,417)     16,566     (.21)


6. DEBT

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

These facilities contain certain financial covenants, including a restriction limiting the Company's total debt outstanding to a pre-determined multiple of the prior rolling twelve months earnings before interest, taxes, depreciation and amortization. A default in compliance with these covenants, if unremedied, could cause the lenders to declare the principal outstanding to be payable immediately. Since October 25, 2003, the Company has been in violation of the interest coverage ratio, leverage ratio and net worth covenants and received a series of waivers from its required lenders that expire June 15, 2004. The waivers also postponed the $45 million reductions in the revolving credit facility until June 15, 2004. The Company did not pay any compensation for these waivers. The Company's senior note holders agreed to defer until June 15, 2004 a $3.9 million payment that was due October 31, 2003. On June 15, 2004, the Company expects to have provided lenders with updated financial information regarding operations and restructuring plans and request waivers to incorporate a number of changes. These changes include the amendment of the financial covenants and permit certain transactions. The Company expects there will be a further deferral of the reductions and payments until such amendments are agreed upon. The Company's outstanding borrowings are classified as current as the waiver has not been agreed upon and more restrictive covenants must be met as of July 31, 2004 under the existing agreement and it is probable that the Company will fail to meet those covenants. Total interest costs incurred by the Company are presented net of capitalized interest of $26 and $8 for three months ended May 1, 2004 and April 26, 2003.

Under the provisions of the amendments, at May 1, 2004, the Company was able to declare dividends on its 6% cumulative preferred stock up to $32 per quarter. However, no dividend was declared on the preferred stock for the first quarter of 2004.

7. RETIREMENT BENEFIT PLANS

Pension Plans

On April 22, 2004 the Company announced that the Retirement Plan for Employees of Oneida Ltd. and the Retirement Income Plan for Employees of Buffalo China, Inc. have been amended to freeze benefit accruals under the Plans effective June 7, 2004. Historically, the valuation of the Company's pension plan was prepared and reported on an annual basis. As a result of the amendment to freeze the benefit accrual, there has been a substantial change in the components of the pension plan from originally reported at January 31, 2004. Based upon this change, the Company has revalued the pension plan for the quarter ended May 1, 2004 and has disclosed the component below for the quarter ended May 1, 2004, along with the audited annual valuation for the prior two years for comparative purposes.

The net periodic pension cost for the Company's various defined benefit plans for May 1, 2004, January 31, 2004 and January 25, 2003 were as follows:

                                                                               Audited               Audited
                                                    Three Months Ended       Year Ended            Year Ended
                                                       May 1, 2004        January 31, 2004      January 25, 2003
                                                       -----------        ----------------      ----------------
Service cost .........................................   $   13               $ 1,383               $ 1,062
Interest cost ........................................      945                 3,004                 2,656
Expected return on plan assets .......................     (553)               (1,808)               (2,008)
Curtailment loss .....................................      320                   383
Net amortization .....................................      292                   197                  (118)
                                                         ------               -------               -------
Net periodic pension cost ............................   $1,017               $ 3,159               $ 1,592
One-time recognition of remaining prior service cost..    2,037                     0                     0
One-time charge for QSERP amendment ..................      540                     0                     0
                                                         ------               -------               -------
Total net periodic pension cost ......................    3,594                 3,159                 1,592
                                                         ======               =======               =======

In determining the net periodic pension cost, the weighted average discount rate was 6.25% for the three months ended May 1, 2004 and 6.75%, and 6.90% for the January years ended 2004 and 2003, respectively. The one-time recognition of prior service cost and QSERP amendment is recorded in other expense.

Plan assets consist primarily of stocks, bonds, and cash equivalents. The following table presents a reconciliation of the funded status of the plans and assumptions, based on valuations performed at May 1, 2004, January 31, 2004 and January 25, 2003.

                                         Three Months      Audited          Audited
                                             Ended        Year Ended      Year Ended
                                          May 1, 2004    Jan. 31, 2004   Jan. 25, 2003
                                         ------------    -------------   -------------
Benefit obligation-beginning of year ...   $(61,778)       $(45,593)       $(44,373)
Service cost ...........................        (13)         (1,383)         (1,062)
Interest cost ..........................       (945)         (3,004)         (2,656)
Benefits paid ..........................        641           2,566           2,375
Amendment ..............................       (540)                        (1,624)
Curtailment gain .......................        182
Actuarial (loss) gain ..................     (6,994)        (14,364)          1,747
                                           --------        --------        --------
Benefit obligation .....................   $(69,447)       $(61,778)       $(45,593)
                                           ========        ========        ========

Change in plan assets:
Fair value of plan assets ..............   $ 26,336        $ 20,849        $ 24,432
Actual return on plan assets ...........       (610)          3,524          (3,238)
Employer contribution ..................        642           4,529           2,030
Benefits paid ..........................       (641)         (2,566)         (2,375)
                                           --------        --------        --------
Fair value of plan assets ..............   $ 25,727        $ 26,336        $ 20,849
                                           ========        ========        ========
Funded status ..........................   $(43,720)       $(35,442)       $(24,744)
Unrecognized net losses ................     26,306          20,090           7,820
Unrecognized prior service cost ........         43           2,425           2,951
Unrecognized net asset .................      1,297            (195)           (345)
                                           --------        --------        --------
Accrued benefit cost ...................    (16,074)        (13,122)        (14,318)
Additional minimum liability ...........    (27,646)        (22,141)         (9,178)
                                           --------        --------        --------
Total accrued benefit cost .............   $(43,720)       $(35,263)       $(23,496)
                                           ========        ========        ========
Current portion accrued benefit cost....      8,232          11,004           4,604
                                           ========        ========        ========
Long-term portion accrued benefit cost..   $(35,488)       $(24,259)       $(18,892)
                                           ========        ========        ========

Range of weighted average assumptions:   May 1, 2004   Jan. 31, 2004    Jan. 25, 2003
                                         -----------   -------------    -------------
Discount rate ..........................       6.25%           6.25%           6.75%
Expected return on plan assets .........    8.0-8.5%        8.0-8.5%        8.0-8.5%
Rate of compensation increase ..........      0-2.5%          0-2.5%        2.5-4.0%

The accumulated benefit obligation for the defined benefit plans for May 1, 2004 and January 31, 2004 was $69,447 and $61,778, respectively.

FASB 87 "Employers' Accounting for Pensions" requires recognition in the balance sheet of an additional minimum liability for pension plans with accumulated benefit obligation in excess of plan assets. At May 1, 2004 and January 2004 respectively, the accumulated benefit obligation exceeded the plan assets resulting in the recognition of an additional minimum pension liability of $27,646 and $22,141, an intangible asset of $43 and $2,425 and a charge to shareholders' equity, net of tax benefit, of $7,886 and $13,695. A deferred tax asset valuation allowance was recorded to continuing operations for the deferred tax asset associated with the additional minimum pension liability. In accordance with ERISA regulations, in fiscal year 2005, the Company will defer $1,780 in contributions. Expected contributions by the Company to the defined benefit plans for the remainder of fiscal 2005 are $8,232.

Postretirement Health Care and Life Insurance Benefits

On April 27, 2004, the Company announced that it has terminated the Oneida Ltd. Retiree Group Medical Plan (the Plan) effective May 31, 2004. Historically, the valuation of the Company's post retirement plan was prepared and reported on an annual basis. As a result of the amendment to terminate the Plan, there has been a substantial change in the components of the Plan. Based upon this change, the Company has revalued the Plan for the quarter ended May 1, 2004 and has disclosed the component below for the quarter ended May 1, 2004, along with the audited annual valuation for the prior two years for comparative purposes.

Net periodic postretirement benefit cost for May 1, 2004, January 31, 2004 and January 25, 2003 were as follows:

                                                                          Audited             Audited
                                           Three Months Ended          Year Ended          Year Ended
                                                  May 1, 2004    January 31, 2004    January 25, 2003
                                         --------------------    ----------------    ----------------
Service cost .............................               $112              $1,398              $1,491
Interest cost ............................                752               5,945               5,916
Net amortization .........................               (919)                984               1,006
Curtailment gain .........................                  0                (556)                  0
                                                     --------              ------              ------
Net periodic postretirement benefit cost..                (55)              7,771               8,413
One-time plan termination benefit ........            (61,973)
                                                     --------              ------              ------
Total postretirement expense (benefit)....           $(62,028)             $7,771              $8,413
                                                     ========              ======              ======


In determining the net periodic postretirement benefit cost, the weighted average discount rate was 6.25% for the three months ended May 1, 2004 and 6.75%, and 6.90% for the January years ended 2004 and 2003, respectively. The one-time plan termination benefit is recorded in other income.

The following table sets forth the status of the Company's postretirement plans, which are unfunded based on valuations performed at May 1, 2004, January 31, 2004 and January 25, 2003, respectively:

                                                                          Audited             Audited
                                           Three Months Ended          Year Ended          Year Ended
                                                  May 1, 2004       Jan. 31, 2004       Jan. 25, 2003
                                         --------------------       -------------       -------------
Change in benefit obligation
Benefit obligation - beginning of year..             $(97,019)           $(92,758)           $(78,524)
Service cost ...........................                 (112)             (1,398)             (1,491)
Interest cost ..........................                 (752)             (5,945)             (5,916)
Benefits paid ..........................                1,157               5,108               5,191
Employee contributions .................                 (231)             (1,018)               (766)
Amendments/special terminations ........               45,565               2,076                   0
Curtailments/settlements................               47,602
Actuarial loss .........................                    0              (3,084)            (11,252)
                                                      -------            --------            --------
Benefit obligation .....................              $(3,790)           $(97,019)           $(92,758)
                                                      =======            ========            ========

Funded status ..........................              $(3,790)           $(97,019)           $(92,758)
Unrecognized net losses ................                   24              32,498              33,263
Unrecognized prior service cost ........                 (222)             (2,446)             (3,713)
                                                      -------            --------            --------
Accrued postretirement benefit cost.....               (3,988)            (66,967)            (63,208)
   Less current portion ................                1,650               4,037               3,500
                                                      -------            --------            --------
Accrued postretirement benefit cost ....              $(2,338)           $(62,930)           $(59,708)
                                                      =======            ========            ========

Weighted average assumptions:                     May 1, 2004       Jan. 31, 2004       Jan. 25, 2003
                                                  -----------       -------------       -------------
Discount rate ..........................                6.25%               6.25%               6.75%
Healthcare inflation rate ..............                8.00%                8.0%               10.0%
Prescription drug inflation rate .......             6.0-9.0%            6.0-9.0%           6.0-10.0%

The remaining liability at May 1, 2004 represents estimated benefits through May 31, estimated incurred but not reported claims (IBNR) and the actuarial value of a purchased life insurance plan for retirees.

The Company previously maintained a separate liability for employees that had vested postretirement health care benefits and were no longer employed by the Company. This liability has been reversed as a result of the plan termination and other income of $1,254 was recorded.


8. OPERATIONS BY SEGMENT

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

The Company's Consumer segment sells directly to a broad base of retail outlets including department stores, mass merchandisers, Oneida Home stores and chain stores. The Company's Foodservice segment sells directly or through distributors to Foodservice operations, including hotels, restaurants, airlines, cruise lines, schools and healthcare facilities. The Company's International segment sells to a variety of distributors, foodservice operations and retail outlets.

The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements. The Company evaluates the performance of its segments based on revenue, and reports segment contributions before unallocated manufacturing costs, unallocated selling, distribution and administrative costs, interest, other income/expenses, corporate expenses and income taxes. The Company does not track its assets by segment and, therefore, is unable to present assets by segment. The Company does not derive more than 10% of its total revenues from any individual customer, government agency or export sales.

Segment information for the first quarter of 2004 and 2003 were as follows:

                                                                  2004         2003
                                                                  ----         ----
Revenues
Sales to external customers:
   Foodservice ...........................................   $ 50,411    $ 47,300
   Consumer ..............................................     39,765      40,259
   International .........................................     20,469      19,462
                                                             --------    --------
   Total segment revenues ................................    110,645     107,021
Reconciling items:
   License revenues ......................................        581         340
                                                             --------    --------
Total revenues ...........................................    111,226     107,361

Income (loss) before income taxes
Segment contributions before unallocated costs
   Foodservice ...........................................     16,294      13,896
   Consumer ..............................................      4,913       4,936
   International .........................................       (508)       (525)
                                                             --------    --------
   Total segment contributions ...........................     20,699      18,307
Unallocated manufacturing costs ..........................     (8,445)     (6,992)
Unallocated selling, distribution and administrative costs    (14,176)    (13,197)
(Gain) loss on sales of assets ...........................         14          26
Other income .............................................     63,738         400
Other (expense) ..........................................     (2,890)        (53)
Interest expense and deferred financing costs ............     (3,771)     (3,864)
                                                             --------    --------
Income (loss) before income taxes ........................   $ 55,169    $ (5,373)
                                                             ========    ========


9. SUBSEQUENT EVENTS

Sale of Juarez, Mexico

On April 22, 2004, the Company completed the sale of the Juarez, Mexico factory for $2,475, which resulted in a gain of approximately $986.

Sale of Toluca, Mexico

On June 2, 2004, the Company completed the sale of the Toluca, Mexico factory for $1,750, which resulted in a gain of approximately $970.

Due to the statutory filing requirements, the Mexican facilities operate on a calendar fiscal year and these sales are recorded in the second quarter of the year ending January 29, 2005.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     Quarter ended May 1, 2004 compared with
                        the quarter ended April 26, 2003
                                 (In Thousands)

                                                       2004           2003
                                                       ----           ----
Net Sales:
   Foodservice .........................            $50,411        $47,300
   Consumer ............................             39,765         40,259
   International .......................             20,469         19,462
                                                     ------         ------
      Total ............................            110,645        107,021
Gross Margin ...........................             30,972         29,846
   % Net Sales .........................              28.0%          27.9%
Operating Expenses .....................             32,880         31,702
   % Net Sales .........................              29.7%          29.6%

Quarterly Review

The accompanying financial statements for the fiscal quarter ended May 1, 2004 and April 26, 2003, respectively have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company experienced a net loss of $99.2 million for the year ended January 31, 2004 and has provided a full valuation allowance for its deferred tax assets in 2004. This has resulted in a deficit in retained earnings as of January 31, 2004. In addition, the Company has violated interest coverage ratio, leverage ratio, and net worth covenants for the second, third and fourth quarter in fiscal 2004 and first of quarter fiscal 2005. Additionally, the Company violated a covenant for the year ending January 31, 2004 requiring an unqualified report from the Company's independent public accountant. During the first quarter ending May 1, 2004, the Company reported earnings of $54,385 of which $56,293 was non-operating. First quarter earnings brought the Company's retained earnings back into a positive position. The lenders have waived the covenant violations through June 15, 2004 and deferred the required pay down of total indebtedness which amounts to $45 million at May 1, 2004. In addition, $3.9 million due to senior note holders has been deferred. Under the amended and restated agreement, covenant violations, if not corrected, could cause the lenders to declare the principal outstanding to be payable immediately. Accordingly, the entire bank debt has been reported as current in the accompanying balance sheet. On March 31, 2004, the Company announced that negotiations with a potential investor had been terminated.
These factors raise substantial doubt as to the Company's ability to continue as a going concern.

The Company has undertaken several initiatives to return to profitability, increase liquidity and compete in a changing marketplace. These include:

     o The closure and sale of the Buffalo, NY manufacturing facility, the closure and sale of facilities in Mexico and Italy and the closure and pending sale of facilities in China, Italy and Canada;

     o The outsourcing of production from these facilities to lower cost producers or entering into a favorable supply agreement as is the case with the new owners of Buffalo China;

     o The implementation of lean manufacturing and related work force reduction;

     o    Plan changes in post-retirement and pension benefits;

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

Consolidated net sales for the three months ended May1, 2004 increased $3,624 (3.4%) as compared to the same period in the prior year. Sales of Foodservice products increased by $3,111 (6.6%) over the same period in the prior year primarily from increased volume to chain restaurant customers. International sales increased $1,007 (5.2%) over the prior year which was attributable to the general economic improvement in the first three months of the current year. These increases were slightly offset by a decrease in sales volume in the Consumer segment. During the first quarter, order volumes continued to increase, which resulted in short term product shortages.

Gross margin for the first three months was $30,972 or 28.0% as a percentage of net sales, as compared to $29,846 or 27.9% for the same period in the prior year. The increase in gross margins is due to increased sales volumes. The closure of the manufacturing facilities and implementation of lean manufacturing at the Sherrill, NY manufacturing facility resulted in reduced unfavorable manufacturing variances. This was offset by a $3,200 inventory write-down in conjunction with the Company's focus on reducing warehousing costs, inventory levels and improving cash flow.

Operating expenses increased $1,172 or 3.7% for three months ended May 1, 2004 as compared to the same period in the prior year. The increase is attributable to professional fees the Company has incurred investigating financing alternatives.

Other income was $63,738 for the quarter ended May 1, 2004 compared to $400 a year ago. This increase is the result of a decision by the Company to terminate the Oneida Ltd. Retiree Group Medical Plan. The plan termination resulted in a one-time benefit of $61,973.

Other expense was $2,890 for the three months ended May 1, 2004 compared to $53 a year ago. This increase is the result of a decision by the Company to freeze benefit accruals for the Retirement Plans. The plan amendment resulted in a one-time recognition of prior service cost of $2,577.

Interest expense and amortization of deferred financing costs decreased by $93 or 2.4% in the first quarter of 2004 compared with the same period a year ago. Capitalized interest was $26 in the quarter ended 2004 and $8 over the same period a year ago. The decrease is due to slightly lower average borrowings and lower prevailing interest rates.

Provision for income taxes as a percentage of income (loss) before income taxes was 1.42% or $784 for the three months ended May 1, 2004 as compared to 36.87% or $1,988 for the same period in the prior year. During the quarter ended October 25, 2003, the Company established a full valuation allowance against its net deferred tax assets and continues to maintain a full valuation allowance. The provision for income taxes for the three months ended May 1, 2004 was primarily attributable to foreign tax related to foreign operations and domestic deferred tax liabilities recognized on indefinite long lived intangibles (these liabilities cannot be used to offset deferred tax assets in determining the amount of valuation allowance needed for the quarter). The Company did not record a tax benefit for the domestic losses during the three months ended May 1, 2004. The Company will continue to maintain a valuation allowance against all of its remaining deferred tax assets until sufficient evidence exists to support its reversal.

During the first quarter ended May 1, 2004, the Company recognized two significant events that impact taxes. As discussed in Note 7, the Company announced that it has terminated the Oneida Ltd. Retiree Group Medical Plan, resulting in income recognition of $61,973. The inclusion of this income in the first quarter domestic tax calculation produced no tax expense since the deferred tax asset is realized and the valuation allowance previously recognized against that asset is reversed. Also, the Company amended two of its pension plans to freeze benefit accruals, and as a result recognized a charge of $2,577. The inclusion of this charge in the first quarter domestic tax calculation produced no tax benefit because a full valuation allowance is recorded against the deferred tax asset resulting from this item.

The following table summarizes the Company's provision for income taxes and the related effective tax rates:

                                                    For the Three Months Ended
                                                   May 1, 2004    April 26, 2003
                                                   -----------    --------------
Income (loss) before income taxes ............       $55,169         $(5,373)
(Provision) benefit for income taxes .........          (784)          1,988
Effective tax rate ...........................         1.42%          36.87%

Restructuring and Lean Manufacturing

As a result of the substantial manufacturing inefficiencies and negative manufacturing variances, it was determined at the end of the third quarter of fiscal year ending January 31, 2004 to close and sell the following factories:
Buffalo China dinnerware factory and decorating facility in Buffalo NY; dinnerware factory in Juarez, Mexico; flatware factory in Toluca, Mexico; hollowware factory in Shanghai China; and hollowware factory in Vercelli, Italy. The Company will continue to market the products primarily manufactured from these sites, using independent suppliers. The Toluca, Mexico; Shanghai, China; and Vercelli, Italy facilities closings were completed during the fourth quarter of the year ended January 31, 2004. The Buffalo, NY factory buildings and associated materials and supplies were sold to Niagara Ceramics Corporation on March 12, 2004. The Buffalo China name and all other active Buffalo China trademarks and logos remain the property of the Company. Niagara Ceramics is an independent supplier to the Company. The Juarez Mexico factory sale was completed on April 22, 2004, and the Toluca Mexico factory sale was completed on June 2, 2004. Additionally, the warehouse located in Niagara Falls, Canada, will be closed during the second quarter of fiscal 2005, and part of the Vercelli Italy properties have been sold. The restructuring plans are intended to reduce costs, increase the Company's liquidity and better position the Company to compete under the current economic conditions.

Under the restructuring plan, approximately 1,150 employees will be terminated. As of May 1, 2004, 1,060 of those terminations have occurred while 65 employees have accepted employment with Niagara Ceramics who are now the new owners of Buffalo China. Termination benefits have been recorded in accordance with contractual agreements or statutory regulations. The Company recognized a charge of $9,001 in the Statement of Operations under the caption "Restructuring Expense" in the year ended January 31, 2004. Cash payments during the quarter ended May 1, 2004 under the restructuring were $4,009 and the liability at the quarter end is $3,389.

The Company is implementing a lean manufacturing approach at its Sherrill, NY manufacturing facility in an effort to reduce manufacturing and overhead costs. The lean manufacturing conversion is projected to be completed by July 30, 2004 and expected annual savings are $18 million. Lean manufacturing is a process that eliminates all costs that do not add value to the finished product. The savings will be achieved through the continual elimination of overhead positions and increased manufacturing efficiencies associated with lean manufacturing. The forks and spoons that are manufactured by the lean manufacturing lines are on plan and have resulted in cost reductions. The remaining metal products to be converted need to result in similar cost savings as the forks and spoons in order for the Sherrill, NY facility to remain operational.

Liquidity & Financial Resources

Cash used in operating activities was $15,997 and $4,907 for the three months ended May 1, 2004 and April 26, 2003, respectively. The net cash used in operating activities for the three months ended May 1, 2004 was primarily due to negative changes in working capital of which the largest components were accounts receivables and accrued liabilities offset by positive change in inventory.

Cash generated from investing activities was $4,238 for the three months ended May 1, 2004 compared to cash used of $2,307 for the same period in the prior year. The sale of Buffalo China on March 12, 2004 generated cash of $5,517, which were offset by capital expenditures of $1,279. Cash used in the prior year was for capital expenditures.

Cash flow from financing activities generated cash of $7,294 for the three months ended May 1, 2004 compared to cash generated of $8,271 for the same period in the prior year. The increase in cash was a result of additional debt proceeds used to fund working capital needs.

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

These facilities contain certain financial covenants, including a restriction limiting the Company's total debt outstanding to a pre-determined multiple of the prior rolling twelve months earnings before interest, taxes, depreciation and amortization. A default in compliance with these covenants, if unremedied, could cause the lenders to declare the principal outstanding to be payable immediately. Since October 25, 2003, the Company has been in violation of the interest coverage ratio, leverage ratio and net worth covenants and received a series of waivers from its required lenders that expire June 15, 2004. The waivers also postponed the $45 million reductions in the revolving credit facility until June 15, 2004. The Company did not pay any compensation for these waivers. The Company's senior note holders agreed to defer until June 15, 2004 a $3.9 million payment that was due October 31, 2003. On June 15, 2004, the Company expects to have provided lenders with updated financial information regarding operations and restructuring plans and request waivers to incorporate a number of changes. These changes include the amendment of the financial covenants and permit certain transactions. The Company expects there will be a further deferral of the reductions and payments until such amendments are agreed upon. The Company's outstanding borrowings are classified as current as the waiver has not been agreed upon and more restrictive covenants must be met as of July 31, 2004 under the existing agreement and it is probable that the Company will fail to meet those covenants. Total interest costs incurred by the Company are presented net of capitalized interest of $26 and $8 for three months ended May 1, 2004 and April 26, 2003.

Under the provisions of the amendments, at May 1, 2004, the Company was able to declare dividends on its 6% cumulative preferred stock up to $32 per quarter. However, no dividend was declared on the preferred stock for the first quarter of 2004. The accumulated preferred stock dividends in arrears as of May 1, 2004 is $161.

Working capital was ($88,516) as of May 1, 2004 as compared to ($89,751) at January 31, 2004. The negative working capital is caused by the current classification of the revolving credit and note agreements. As of May 1, 2004 the Company had unused bank lines of credit of $11,951.

Subsequent Events:

On April 22, 2004, the Company completed the sale of the Juarez, Mexico factory for $2,475, which resulted in a gain of approximately $986. Additionally, on June 2, 2004, the Company completed the sale of the Toluca, Mexico factory for $1,750, which resulted in a gain of approximately $970.

Due to the statutory filing requirements, the Mexican facilities operate on a calendar fiscal year and the sales are recorded in the second quarter of the year ending January 29, 2005.

Accounting Pronouncements

In January 2004, the FASB issued FASB Staff Position ("FSP") No. FAS 106-1, "Accounting and Disclosure requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", which permits the sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. As a result of the Company's decision to terminate the postretirement health care plan as discussed in Note 7, this accounting pronouncement will not apply.

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

The Company's primary market risk is interest rate exposure in the United States. Historically, the Company manages interest rate exposure through a mix of fixed and floating rate debt. The majority of the Company's debt is currently at floating rates. Based on floating rate borrowings outstanding at May 2004, a 1% change in the rate would result in a corresponding change in interest expense of $2.4 million.

The Company has foreign exchange exposure related to its foreign operations in Mexico, Canada, Italy, Australia, the United Kingdom and China. See Note 8 to the Notes to Consolidated Financial Statements for details on the Company's foreign operations. Translation adjustments reported in the income statement were not of a material nature.

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

Forward Looking Information

With the exception of historical data, the information contained in this Form 10-Q, as well as those other documents incorporated by reference herein, may constitute forward-looking statements, within the meaning of the Federal securities laws, including but not limited to the Private Securities Litigation Reform Act of 1995. As such, the Company cautions readers that changes in certain factors could affect the Company's future results and could cause the Company's future consolidated results to differ materially from those expressed or implied herein. Such factors include, but are not limited to: changes in national or international political conditions; civil unrest, war or terrorist attacks; general economic conditions in the Company's own markets and related markets; difficulties or delays in the development, production and marketing of new products; the impact of competitive products and pricing; certain assumptions related to consumer purchasing patterns; significant increases in interest rates or the level of the Company's indebtedness; inability of the Company to maintain sufficient levels of liquidity; failure of the company of obtain needed waivers and/or amendments relative to it's finance agreements; foreign currency fluctuations; major slowdowns in the retail, travel or entertainment industries; the loss of several of the Company's key executives, major customers or suppliers; underutilization of or negative variances at, some or all of the Company's plants and factories; the Company's failure to achieve the savings and profit goals of any planned restructuring or reorganization programs; international health epidemics such as the SARS outbreak; impact of changes in accounting standards; potential legal proceedings; changes in pension and medical benefit costs; and the amount and rate of growth of the Company's selling, general and administrative expenses.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ONEIDA LTD.
                                             (Registrant)



Date: June 10, 2004                     By:  /s/ GREGG R. DENNY
                                             ------------------
                                             Gregg R. Denny
                                             Chief Financial Officer