Form 10-Q
period 2004-07-31
ONEIDA LTD
filed 2004-09-14
CIK 74585

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2004

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


                                 (315) 361-3000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act.)  Yes X   No
                                                ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 13, 2004: 46,681,672.

                                   ONEIDA LTD.

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

             None

             ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

             None.

             ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None.

             ITEM 5.  OTHER INFORMATION

             None.

(a)  Exhibits:

             10.1 Amended and Restated Mortgage, Assignment of Leases and Rents and Security Agreement and Fixture Filing in the amount of $8,432,000.00 dated as of August 18, 2004, between Oneida Food Service, Inc., The Erie County Industrial Development Agency and JPMorgan Chase Bank, as collateral agent.

             10.2 Amended and Restated Mortgage, Assignment of Leases and Rents and Security Agreement and Fixture Filing in the amount of $6,600,000.00 dated as of August 18, 2004, between Oneida Food Service, Inc., The Erie County Industrial Development Agency and JPMorgan Chase Bank, as collateral agent.

             10.3 Amended and Restated Mortgage, Assignment of Leases and Rents and Security Agreement and Fixture Filing in the amount of $20,115,000.00 dated as of August 31, 2004, between Oneida Silversmiths, Inc., The Oneida County Industrial Development Agency and JPMorgan Chase Bank, as collateral agent.

             10.4 Mortgage Spreader Agreement in the amount of $20,115,000.00 dated as of August 31, 2004, between Oneida Silversmiths, Inc., The Oneida County Industrial Development Agency and JPMorgan Chase Bank, as collateral agent.

             10.5 Amended and Restated Mortgage, Assignment of Leases and Rents and Security Agreement and Fixture Filing in the amount of $20,943,726.74 dated as of August 31, 2004, between Oneida Silversmiths, Inc., The Oneida County Industrial Development Agency and JPMorgan Chase Bank, as collateral agent.

             10.6 Mortgage Spreader Agreement in the amount of $20,943,726.74 dated as of August 31, 2004, between Oneida Silversmiths, Inc.. The Oneida County Industrial Development Agency and JPMorgan Chase Bank, as collateral agent.

             10.7 Amended and Restated Mortgage, Assignment of Leases and Rents and Security Agreement and Fixture Filing in the amount of $191,500.00 dated as of August 9, 2004, between Oneida Ltd. and JPMorgan Chase Bank, as collateral agent

             10.8 Agreement with former executive officer of the Company, Allan H. Conseur, dated July 22, 2004.

             10.9 Agreement with former executive officer of the Company, Harold J. DeBarr, dated August 2, 2004.

             10.10 Agreement with executive officer of the Company, Gregg R. Denny, dated July 28, 2004.

             10.11 Agreement with executive officer of the Company, J. Peter Fobare dated July 28, 2004.

             10.12 Agreement with executive officer of the Company, James E. Joseph, dated July 28, 2004.

             10.13 Agreement with executive officer of the Company, Peter J. Kallet, dated July 28, 2004.

             10.14  Agreement with executive officer of the Company, Catherine
                    H. Suttmeier, dated July 28, 2004.

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

(b)  Current Reports on Form 8-K:

     During the Company's fiscal quarter ended July 31, 2004, the following Current Reports on Forms 8-K were filed:

                           Form 8-K dated May 6, 2004 to accompany a press release announcing the refusal by the Company's independent auditor, PricewaterhouseCoopers, LLP, to stand for reelection.

                           Form 8-K dated May 11, 2004 to accompany a press release announcing that the Company's stock had been suspended from trading on the New York Stock Exchange and that trading of the Company's stock would move to the Over the Counter Market.

                           Form 8-K dated May 26, 2004 to accompany a press release announcing certain of the Company's financial results for the quarter ended May 1, 2004.

                           Form 8-K dated June 15, 2004 to accompany press releases announcing the receipt from the Company's lenders of further waivers of certain financial covenants and the further deferral of certain payments.

                           Form 8-K dated June 25, 2004 to accompany a press release announcing that the Company had reached an agreement in principal with its lenders regarding the comprehensive restructuring of its existing indebtedness and a new $30 million revolving credit facility.

                           Form 8-K dated July 7, 2004 to accompany a press release announcing the Company's plan to sell substantially all of the assets of its Encore Promotions, Inc. subsidiary to Bradshaw International, Inc.





SIGNATURES

                          PART I. FINANCIAL INFORMATION
                                   ONEIDA LTD.
                  ITEM 1. CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Thousands of Dollars, except per share data)
                                   (Unaudited)

                                                For the Three Months Ended  For the Six Months Ended
                                                   July 31,    July 26,     July 31,       July 26,
                                                     2004        2003         2004          2003
                                                  ---------    ---------    ---------    ---------
Revenues:
  Net sales ...................................   $ 101,020    $ 105,975    $ 211,665    $ 212,147
  License fees ................................         306          350          887          690
                                                  ---------    ---------    ---------    ---------
Total Revenues ................................     101,326      106,325      212,552      212,837
                                                  ---------    ---------    ---------    ---------

Cost of sales .................................      80,206       76,975      160,460      154,303
                                                  ---------    ---------    ---------    ---------

Gross Margin ..................................      21,120       29,350       52,092       58,534
                                                  ---------    ---------    ---------    ---------

Operating expenses:
     Selling, distribution and administrative
        expense ...............................      33,567       31,145       66,460       62,084
     Restructuring expense ....................        (137)                     (137)
     Impairment loss on depreciable assets ....      34,016                    34,016
     Impairment loss on other assets ..........       2,700                     2,700
     (Gain) loss on the sale of fixed assets ..      (4,823)          43       (4,837)          69
                                                  ---------    ---------    ---------    ---------
          Total ...............................      65,323       31,188       98,202       62,153
                                                  ---------    ---------    ---------    ---------

Operating loss ................................     (44,203)      (1,838)     (46,110)      (3,619)

Other income ..................................      (2,390)        (525)     (66,128)      (1,058)
Other expense .................................       1,764          503        4,656          764
Interest expense including amortization of
   deferred financing costs ...................       3,963        4,068        7,733        7,932
                                                  ---------    ---------    ---------    ---------

Income (loss) before income taxes .............     (47,540)      (5,884)       7,629      (11,257)
Income tax expense (benefit) ..................         751       (2,177)       1,535       (4,165)
                                                  ---------    ---------    ---------    ---------
Net income (loss) .............................   $ (48,291)   $  (3,707)   $   6,094    $  (7,092)
                                                  =========    =========    =========    =========

Preferred Stock Dividends .....................         (32)         (32)         (64)         (64)
Net earnings (loss) income available to
   common shareholders ........................   $ (48,323)   $  (3,739)   $   6,030    $  (7,156)

Earnings (loss) per share of common stock
   Net income:
             Basic ............................   $   (2.88)   $    (.23)   $     .36    $    (.43)
             Diluted ..........................       (2.88)        (.23)         .36         (.43)

See notes to consolidated financial statements

                          PART I. FINANCIAL INFORMATION
                                   ONEIDA LTD.
                       ITEM 1. CONSOLIDATED BALANCE SHEETS
                              (Thousand of Dollars)

                                                                  Unaudited      Audited
                                                                   July 31,      Jan. 31,
                                                                    2004          2004
                                                                  ---------    ---------
ASSETS
Current assets:
       Cash ...................................................   $   1,597    $   9,886
       Trade accounts receivables, less allowance for doubtful
         accounts of $3,054 and $2,961, respectively ..........      59,430       58,456
       Other accounts and notes receivable ....................       3,107        1,890
       Inventories ............................................     124,821      139,448
       Other current assets ...................................       5,230        5,361
                                                                  ---------    ---------
              Total current assets ............................     194,185      215,041
Property, plant and equipment, net ............................      33,234       73,675
Assets held for sale (Note 2)..................................       1,909        3,199
Goodwill ......................................................     136,394      136,118
Other assets ..................................................       9,462       13,468
                                                                  ---------    ---------
              Total assets ....................................   $ 375,184    $ 441,501
                                                                  =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Short-term debt ........................................   $   7,235    $   7,654
       Accounts payable .......................................      13,181       21,231
       Accrued liabilities ....................................      38,608       45,293
       Accrued restructuring (Note 2) .........................       1,471        7,400
       Current Portion of Long Term Debt (Note 6)..............      18,409      223,214
                                                                  ---------    ---------
              Total current liabilities .......................      78,904      304,792
Long term debt Note 6 .........................................     215,948
Accrued postretirement liability (Note 7)......................       2,437       62,930
Accrued pension liability (Note 7).............................      35,083       24,259
Deferred income taxes .........................................      10,696        9,823
Other liabilities .............................................      12,068       17,097
                                                                  ---------    ---------
              Total liabilities ...............................     355,136      418,901
Commitments and contingencies
Stockholders' equity:
Cumulative 6% preferred stock--$25 par value; authorized
   95,660 shares, issued 86,036 shares, callable at
   $30 per share ..............................................       2,151        2,151
Common stock--$l.00 par value; authorized 48,000,000 shares,
   issued 17,928,381 and 17,883,460 shares respectively .......      17,928       17,883
Additional paid-in capital ....................................      84,572       84,561
Retained (deficit) ............................................     (26,839)     (32,933)
Accumulated other comprehensive loss ..........................     (36,195)     (27,493)
Less cost of common stock held in treasury; 1,285,679 and
   1,285,679 shares, respectively .............................     (21,569)     (21,569)
                                                                  ---------    ---------
              Total stockholders' equity: .....................      20,048       22,600
                                                                  ---------    ---------
                   Total liabilities and stockholders' equity..   $ 375,184    $ 441,501
                                                                  =========    =========

See notes to consolidated financial statements.

                          PART I. FINANCIAL INFORMATION
                                   ONEIDA LTD.
       ITEM 1. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE SIX MONTHS ENDED JULY 31, 2004 AND JULY 26, 2003
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                                  Accum.
                                                                           Add'l                   Other
                                    Common      Common      Preferred     Paid-in    Retained      Comp.      Treasury
                                    Shares       Stock        Stock       Capital    Earnings    Inc(Loss)      Stock       Total
                                    ------      ------      ---------     -------    --------    ---------    --------     ------
Balance January 31, 2004........    17,883      $17,883      $2,151       $84,561    $(32,933)   $(27,493)    $(21,569)    $22,600
Stock plan activity.......              45           45                        11                                               56
Minimum pension liability
   adjustment, net of tax
   benefit of $0................                                                                   (7,825)                  (7,825)
Foreign currency translation
   adjustment...................                                                                     (877)                    (877)
Net income......................                                                        6,094                                6,094
                                    ------      -------      ------      --------    ---------   ---------    ---------    -------
Balance July 31, 2004..........     17,928      $17,928      $2,151       $84,572    $(26,839)   $(36,195)    $(21,569)    $20,048
                                    ======      =======      ======       =======    =========   =========    =========    =======




                                                                                                  Accum.
                                                                           Add'l                   Other
                                    Common      Common      Preferred     Paid-in    Retained      Comp.      Treasury
                                    Shares       Stock        Stock       Capital    Earnings    Inc(Loss)      Stock       Total
                                    ------      ------      ---------     -------    --------    ---------    --------     ------
Balance January 25, 2003.....       17,837      $17,837      $2,151       $84,318    $68,407     $(19,190)    $(24,134)    $129,389

Stock plan activity..........           25           25                       184       (578)                      907          538
Cash dividends declared
   ($.02 per share)..........                                                           (363)                                  (363)
Foreign currency translation
   adjustment................                                                                       2,153                     2,153
Net loss.....................                                                         (7,092)                                (7,092)
                                    ------      -------      ------       -------     -------    ---------    ---------    --------
Balance July 26, 2003........       17,862      $17,862      $2,151       $84,502     $60,374    $(17,037)    $(23,227)    $124,625
                                    ======      =======      ======       =======     =======    =========    =========    ========

See notes to consolidated financial statements.

                          PART I. FINANCIAL INFORMATION
                                   ONEIDA LTD.
         ITEM 1. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                             (Thousands of Dollars)

                                                             Three Months Ended                  Six Months Ended
                                                       July 31,         July 26,            July 31,          July 26,
                                                        2004             2003                 2004             2003
                                                      ---------      ------------           ---------      --------
Net income (loss)...........................          $(48,291)       $(3,707)              $ 6,094          $(7,092)
Foreign currency translation adjustments....            (1,925)         2,140                  (877)           2,153
Other comprehensive income, net of tax:
   Minimum pension liability adjustments....                61                               (7,825)
                                                      ---------      ---------              ---------       ---------
Other comprehensive income (loss)...........            (1,864)         2,140                (8,702)           2,153
                                                      ---------      ---------              ---------       ---------
Comprehensive income (loss).................          $(50,155)       $(1,567)              $(2,608)         $(4,939)
                                                      =========      =========             =========        =========
Balance at end of quarter...................          $(36,195)      $(17,037)             $(36,195)        $(17,037)
                                                      =========      =========             =========        =========

See notes to consolidated financial statements.

                          PART I. FINANCIAL INFORMATION
                                   ONEIDA LTD.
                  ITEM 1. CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JULY 31, 2004 AND JULY 26, 2003
                                   (Unaudited)
                                 (In Thousands)

                                                                                    Six Months Ended
                                                                                 July 31,       July 26,
                                                                                   2004           2003
                                                                                 --------       --------
CASH FLOW USED BY OPERATING ACTIVITIES:
  Net income (loss)...................................................           $6,094         $(7,092)
  Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
    (Gain) loss on disposal of fixed assets...........................           (4,837)            375
    Depreciation......................................................            4,328           6,752
    Deferred income taxes.............................................              798             166
    Impairment of long lived assets...................................           34,016
    Impairment of other assets                                                    2,700
    Inventory write downs.............................................            9,519
    Pension plan amendment (Note 7)...................................            2,577
    Post retirement health care plan amendment (Note 7)...............          (63,277)
  Changes in operating assets and liabilities:
    Accounts receivable...............................................           (1,798)         12,741
    Inventories.......................................................            5,022          (2,542)
    Other current assets..............................................              878            (950)
    Other assets......................................................              851            (427)
    Accounts payable..................................................           (8,410)         (2,239)
    Accrued liabilities...............................................          (12,807)         (7,411)
    Other liabilities.................................................           (4,358)         (1,660)
                                                                               ---------       ---------
      Net cash used by operating activities                                     (28,704)         (2,287)
                                                                               ---------       ---------

CASH FLOW PROVIDED (USED) BY INVESTING ACTIVITIES:
  Capital expenditures................................................           (2,906)         (3,323)
  Proceeds from sales of assets.......................................           12,760             137
                                                                               ---------       ---------
      Net cash provided (used) in investing activities                            9,854          (3,186)
                                                                               ---------       ---------

CASH FLOW PROVIDED BY FINANCING ACTIVITIES:
  Proceeds from issuance of common stock..............................                              210
  Increase (decrease) in short-term debt..............................             (616)            227
  Proceeds from long-term debt........................................           11,341           7,642
  Dividends paid......................................................                             (363)
                                                                               ---------       ---------
      Net cash provided by financing activities                                  10,725           7,716
                                                                               ---------       ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH...............................             (164)           (605)
                                                                               ---------       ---------
NET (DECREASE) INCREASE IN CASH.......................................           (8,289)          1,638
CASH AT BEGINNING OF YEAR.............................................            9,886           2,653
                                                                               ---------       ---------
CASH AT END OF PERIOD.................................................          $ 1,597          $4,291
                                                                               =========       =========
Non-cash contribution of treasury shares to ESOP......................                             $907

See notes to consolidated financial statements.

                          PART I. FINANCIAL INFORMATION
                                   ONEIDA LTD.
               ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Thousands)


1. ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Oneida Ltd. (the "Company,") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended July 31, 2004 are not necessarily indicative of the results that may be expected for the year ending January 29, 2005. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended January 31, 2004.

Going Concern
The accompanying financial statements for the three and six months ended July 31, 2004 and July 26, 2003, respectively have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company experienced operating losses of $44,203 and $46,110 for the three and six months, respectively, ended July 31, 2004. During 2004 the Company has undertaken several initiatives to return to profitability, increase liquidity and compete in a changing marketplace. These include reducing product costs, reducing benefits, restructuring debt, and selling assets.

The Company reduced product costs with the closure of the Buffalo, NY manufacturing facility, and the facilities located in Mexico, Canada , Italy and China. The Company sold the Buffalo, NY manufacturing facility and the facilities in Juarez, Mexico, Toluca, Mexico, Niagara Falls, Canada and part of the Vercelli, Italy facility. The proceeds generated from these sales was used to reduce the Company's debt. On September 9, 2004 the Company announced that it is closing its Sherrill, NY flatware factory because of unsustainably high operating costs that have heavily contributed to substantial losses. The Sherrill, NY facility will be closed by March 31, 2005. The Company outsourced the production from the Buffalo, NY and International facilities to lower cost producers and is currently outsourcing production from the Sherrill, NY facility.

The Company reduced benefit costs in the first quarter by freezing the Retirement Plan for the Employees of Oneida Ltd. and terminated the Oneida Ltd Retiree Group Medical Plan. During the second quarter the company terminated the Long Term Disability Plan, the Oneida Limited Security Plan, and froze the Supplemental Executive Retirement Plan. The Company did not issue purchase options under the Employee Stock Purchase Plan and the 2002 Executive Stock Option Plan. Additionally the Company announced the co-pays and deductibles associated with the Oneida Sterling Health Plan will be increased as a result of the Company's effort to reduce costs.

On August 9, 2004 the Company completed the comprehensive restructuring of the existing indebtedness with its lenders, along with new covenants based upon current projections. The restructuring included the conversion of $30 million of principal amount of debt into an issuance of a total of 29.85 million shares of the common stock to the individual members of the lender group or their respective nominees. The common shares were issued in blocks proportionate to the amount of debt held by each lender. As of August 9, 2004 these shares of common stock represented approximately 62% of the outstanding shares of common stock of the Company. In addition to the debt to equity conversion, the Company received a new $30 million revolving credit facility from the lenders and restructured the balance of the existing indebtedness into a Tranche A loan of $125 Million and a Tranche B loan of approximately $80 million. All the restructured bank debt is secured by a first priority lien over substantially all of the Company's and its domestic subsidiaries' assets. The Tranche A loan will mature in three years and require amortization of principle based on available cash flow for the first two years and fixed amortization of $1,500 per quarter in the third year. The Tranche B loan will mature in 3 1/2 years with no required amortization. The debt and equity restructuring constituted a change in control of the Company. There are several employee benefit plans that have triggers if a change of control occurs. The appropriate plans were amended to allow the debt and equity transaction without triggering the change in control provision. In addition, the Shareholder Rights Plan was terminated.

On August 28, 2004 the Company completed the sale of substantially all of the assets of its Encore Promotions Inc. subsidiary and has entered into a licensing agreement with the buyer. The proceeds from the sale were used to reduce debt, additionally the sale created an avenue to offer Oneida-branded products under the licensing agreement to the supermarket industry.

If the Company is unable to achieve its operating and strategic plans and objectives, the Company may need to raise additional capital, obtain further covenant waivers from its lenders or seek additional investors. There can be no assurance that the Company will be successful in any or all of these endeavors, and failure may affect the Company's ability to continue to operate its business.

Reclassifications
Certain reclassifications have been made to the prior year's information to conform to the current year presentation. In 2003, shipping and handling costs have been reclassified from net sales to cost of sales. Selling expense for the Company owned European retail shops has been reclassified from cost of sales to selling, distribution and administrative expenses. Amortization of deferred financing costs has been reclassified from other expense to interest expense including amortization of deferred financing costs. Additionally prior years' cash flows have been reclassified to accurately report the effect of foreign currency translation on cash.

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

Stock Option Plans
The Company has elected to continue following APB No. 25 in accounting for its stock-based compensation plans for employees. Under APB No. 25, compensation expense is not required to be recognized for the Company's stock-based compensation plans "if the fair value of the underlying stock is less than or equal to the option exercise prices on the date of the grant.". Under Statement of Financial Accounting Standards No. 123 ("SFAS 123") "Accounting for Stock Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation Transaction and Disclosure", compensation expense is recognized for the fair value of the options on the date of grant over the vesting period of the options.

Application of the fair-value based accounting provision of SFAS 123 results in the following pro forma amounts of net income (loss) and earnings (loss) per share:

                                                (Thousands Except Per Share Amounts)  (Thousands Except Per Share Amounts)
                                                     For the Three Months Ended             For the Six Months Ended
                                                       July 31,          July 26,         July 31,             July 26,
                                                        2004               2003             2004                  2003
                                                      ---------          --------        ---------             --------
Net income (loss), as reported...............         $(48,291)          $(3,707)           $6,094             $(7,092)


Deduct: Total stock-based employee
     compensation expense determined
     under Black-Scholes option pricing
     model, net of related income tax
     effect..................................             (351)             (459)            (948)                (917)
                                                      ---------          --------        ---------             --------
Pro forma net income.........................         $(48,642)          $(4,166)           $5,146             $(8,009)
                                                      =========          ========        =========             ========

Earnings (loss) per share:
         As reported: Basic..................           $(2.88)            $(.23)             $.36               $(.43)
                      Diluted................            (2.88)             (.23)              .36                (.43)
Diluted...................

         Pro forma: Basic....................            (2.90)             (.25)              .31                (.49)
                    Diluted..................            (2.90)             (.25)              .31                (.49)

There was no stock based employee compensation expense included in the Consolidated Statement of Operations.

Recently Issued Accounting Pronouncements
In May 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 106-2 (FSP 106-2), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", which supersedes FSP 106-1. FSP 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) for employers that sponsor postretirement health care plans that provide prescription drug benefits. It also requires certain disclosures regarding the effect of the federal subsidy provided by the Act. This FSP is effective for the first interim or annual period beginning after June 15, 2004. As a result of the Company's decision to terminate the postretirement health care plan as discussed in Note 7, this accounting pronouncement will not apply.

In January 2003, the FASB issued Financial Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." In December 2003 the FASB issued FIN 46R. The objective of FIN No. 46 is to improve financial reporting by companies involved with variable interest entities. FIN No. 46 changes certain consolidation requirements by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Interpretation outlines disclosure requirements for variable interest entities in existence prior to January 31, 2003, and requires consolidation of variable interest entities created after January 31, 2003. In addition, FIN 46R requires consolidation of variable interest entities created prior to January 31, 2003 for fiscal periods ending after March 15, 2004. The Company does not have any variable interest entities, therefore this accounting pronouncement currently does not apply.


2.       RESTRUCTURING
As a result of the substantial manufacturing inefficiencies and negative manufacturing variances, it was determined at the end of the third quarter of fiscal year ending January 31, 2004 to close and sell the following factories:
Buffalo China dinnerware factory and decorating facility in Buffalo NY; dinnerware factory in Juarez, Mexico; flatware factory in Toluca, Mexico; hollowware factory in Shanghai China; and hollowware factory in Vercelli, Italy. The Company continues to market the products primarily manufactured from these sites, using independent suppliers. The Toluca, Mexico; Shanghai, China; and Vercelli, Italy facilities closings were completed during the fourth quarter of the year ended January 31, 2004. The Buffalo, NY factory buildings and associated materials and supplies were sold to Niagara Ceramics Corporation on March 12, 2004. The Buffalo China name and all other active Buffalo China trademarks and logos remain the property of the Company. Niagara Ceramics is an independent supplier to the Company. The Juarez Mexico factory sale was completed on April 22, 2004, and the Toluca Mexico factory sale was completed on June 2, 2004. The Shanghai, China and remaining Vercelli, Italy assets are classified as assets held for sale on the Consolidated Balance Sheet at July 31, 2004. The Niagara Falls, Canada warehouse sale was completed on July 12, 2004 and part of the Vercelli, Italy properties have been sold. The restructuring plans are intended to reduce costs, increase the Company's liquidity and better position the Company to compete under the current economic conditions.

Under the restructuring plan, approximately 1,150 employees will be terminated. As of July 31, 2004, 1,085 of those terminations have occurred while 65 employees have accepted employment with Niagara Ceramics who are now the new owners of Buffalo China. Termination benefits have been recorded in accordance with contractual agreements or statutory regulations. The Company recognized a charge of $9,001 in the Statement of Operations under the caption "Restructuring Expense" in the year ended January 31, 2004. Cash payments and adjustments inception to date through July 31, 2004 under the restructuring were $7,085 and $445, respectively, and the remaining liability at the quarter end is $1,471.

On September 9, 2004 the Company announced that it is closing its Sherrill, NY flatware factory because of unsustainably high operating costs that have heavily contributed to substantial losses. The Company will continue to market the products primarily manufactured from this site using independent suppliers. Approximately 500 employees will be terminated. The Company has not yet determined the amount of costs related to the closure. The flatware factory will be closed by March 31, 2005.


3. INCOME TAXES
The provision for income taxes for the three months ended July 31, 2004 was primarily attributable to foreign tax related to foreign operations and domestic deferred tax liabilities recognized on indefinite long lived intangibles (these liabilities cannot be used to offset deferred tax assets in determining the amount of valuation allowance needed for the quarter). The Company continues to provide a full valuation allowance against its net deferred tax assets and has not recorded a tax benefit for its domestic pretax book losses during the three months ended July 31, 2004 since it is more likely than not that the asset would not be realized. The Company will continue to maintain a valuation allowance against all of its remaining deferred tax assets until sufficient evidence exists to support its reversal.

Subsequent to the second quarter ended July 31, 2004, the Company has undergone a change in ownership within the definition of Sec. 382 of the Internal Revenue Code based upon the completion of a comprehensive restructuring of the existing indebtedness with its primary lenders. The pre-change net operating loss carryforward is subject to annual limitation under Sec. 382. The Company had previously placed a valuation allowance against all its net deferred tax assets.

The provision for income taxes for the six months ended July 31, 2004 was primarily attributable to foreign tax related to foreign operations and domestic deferred tax liabilities recognized on indefinite long lived intangibles. During the first quarter ended May 1, 2004, the Company terminated its retiree group medical plan and amended two of its pension plans to freeze benefits resulting in income recognition of $63,277 and a charge of $2,577 to continuing operations, respectively. The inclusion of these items produced no tax expense or benefit as a valuation allowance was reversed with respect to the retiree medical plan and a valuation allowance established with respect to the pension freeze.

The following table summarizes the Company's provision for income taxes and the related effective tax rates for the three and six months ended July 31, 2004 and 2003:

                                                     For the Three Months Ended             For the Six Months Ended
                                                   July 31, 2004       July 26, 2003     July 31, 2004    July 26, 2003
                                                   -------------       -------------     -------------    -------------
Income (loss) before income taxes.............         $(47,540)             $(5,884)         $ 7,629         $(11,257)
(Provision) benefit for income taxes..........             (751)               2,177           (1,535)            4,165
                                                         -------               -----           -------            -----
Effective tax rate............................           (1.58%)               37.0%            20.12%            37.0%
                                                         =======               =====            ======            =====

4.       INVENTORIES
Inventories by major classification are as follows:

                                                              July 31, 2004            January 31, 2004
                                                              -------------            ----------------
Finished goods.................................                    $115,732                    $122,769
Goods in process...............................                       4,125                       7,096
Raw materials and supplies.....................                       4,964                       9,583
                                                                   --------                    --------
      Total....................................                    $124,821                    $139,448
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

The shares used in the calculation of diluted EPS exclude options to purchase shares where the exercise price was greater than the average market price of common shares for the period. Such shares aggregated 1,515 and 1,414 for the six-months ended July 31, 2004 and July 26, 2003, respectively.

Under the provisions of the amended revolving credit and note agreements, at July 31, 2004, the Company was able to declare dividends on its 6% Cumulative Preferred Stock up to $32 per quarter. However, no dividend was declared on the preferred stock for quarter ended July 31, 2004 and the preferred dividends in arrears is $64. The preferred accumulated stock dividends in arrears as of July 31, 2004 is $193.

The following is a reconciliation of basic earnings per share to diluted earnings per share for the three months ended July 31, 2004 and July 26, 2003:

                                                    Net        Preferred       Adjusted                       Earnings
                                                  Income         Stock        Net Income        Average        (Loss)
                                                  (Loss)       Dividends        (Loss)          Shares       Per Share
                                                  ------       ---------      ----------        -------      ---------
2004:
Basic earnings (loss) per share............     $(48,291)         $(32)        $(48,323)         16,773       $(2.88)
Effect of stock options....................
Diluted earnings (loss) per share..........     $(48,291)         $(32)        $(48,323)         16,773       $(2.88)

2003:
Basic earnings (loss) per share............      $(3,707)         $(32)        $ (3,739)         16,577       $ (.23)
Effect of stock options....................                                                          14
Diluted earnings (loss) per share..........      $(3,707)         $(32)        $ (3,739)         16,591       $ (.23)


The following is a reconciliation of basic earnings per share to diluted earnings per share for the six months ended July 31, 2004 and July 26, 2003:

                                                    Net        Preferred       Adjusted                       Earnings
                                                  Income         Stock        Net Income        Average        (Loss)
                                                  (Loss)       Dividends        (Loss)          Shares       Per Share
                                                  ------       ---------      ----------        -------      ---------
2004:
Basic earnings (loss) per share............      $ 6,094          $(64)         $ 6,030          16,756        $ .36
Effect of stock options....................
Diluted earnings (loss) per share..........      $ 6,094          $(64)         $ 6,030          16,756        $ .36

2003:
Basic earnings (loss) per share............      $(7,092)         $(64)         $(7,156)         16,566        $(.43)
Effect of stock options....................                                                          12
Diluted earnings (loss) per share..........      $(7,092)         $(64)         $(7,156)         16,578        $(.43)

6. DEBT
In April 2003, the Company and its lenders entered into amendments to the revolving credit and note agreements. These amendments extended the maturity to May 31, 2005 from February 1, 2004, adjusted certain financial covenants and prohibited payment of dividends on common stock. In addition, the commitment under the revolving credit facility reduced to $225,000 upon signing of the amendment with further reductions to $220,000 on July 25, 2003, $215,000 on November 3, 2003, $205,000 on January 30, 2004, $185,000 on February 7, 2004,
$175,000 on May 3, 2004 and $165,000 on November 1, 2004.

These facilities contain certain financial covenants, including a restriction limiting the Company's total debt outstanding to a pre-determined multiple of the prior rolling twelve months earnings before interest, taxes, depreciation and amortization. A default in compliance with these covenants, if unremedied, could cause the lenders to declare the principal outstanding to be payable immediately. Since October 25, 2003, the Company has been in violation of the interest coverage ratio, leverage ratio and net worth covenants and received a series of waivers from its required lenders that expire June 15, 2004. The waivers also postponed the $45 million reductions in the revolving credit facility until June 15, 2004. The Company did not pay any compensation for these waivers. The Company's senior note holders agreed to defer until June 15, 2004 a $3.9 million payment that was due October 31, 2003. On June 15, 2004, the Company obtained further waiver extensions through July 15, 2004 from its lenders in regard to the Company's financial covenants and in respect to the above mentioned payments that are due. On June 25, 2004, the Company announced that it has reached an agreement in principle with its lenders on a comprehensive restructuring plan for its existing indebtedness and a new $30 million revolving credit facility.

On August 9, 2004 the Company completed the comprehensive restructuring of the existing indebtedness with its lenders, along with new covenants based upon current projections. The restructuring included the conversion of $30 million of principal amount of debt into an issuance of a total of 29.85 million shares of the common stock of the Company to the individual members of the lender group or their respective nominees. The common shares were issued in blocks proportionate to the amount of debt held by each lender. As of August 9, 2004 these shares of common stock represented approximately 62% of the outstanding shares of common stock of the Company. In addition to the debt to equity conversion, the Company received a new $30 million revolving credit facility from the lenders and restructured the balance of the existing indebtedness into a Tranche A loan of $125 Million and a Tranche B loan of approximately $80 million. All the restructured bank debt is secured by a first priority lien over substantially all of the Company's and its domestic subsidiaries' assets. The Tranche A loan will mature in three years and require amortization of principle based on available cash flow for the first two years and fixed amortization of $1.5 per quarter in the third year. Interest on the Tranche A loan will accrue at LIBOR (London Inter Bank Offered Rate) plus 6%-8.25% depending on the leverage to cash flow formula. The Tranche B loan will mature in 3 1/2 years with no required amortization. Interest on the Tranche B loan will accrue at LIBOR plus 13% with a maximum interest rate of 17%. The debt and equity restructuring constituted a change in control of the Company. There are several employee benefit plans that have triggers if a change of control occurs. The appropriate plans were amended to allow the debt and equity transaction without triggering the change in control provision. In addition, the Shareholder Rights Plan was terminated.

The restructured debt agreement has several covenants including maximum total leverage ratio, cash interest coverage ratio, total interest coverage ratio, and consolidated minimum Earnings Before Interest, Taxes, Depreciation, Amortization and Restructuring Expenses. (EBITDAR). The covenants are effective beginning with the quarter ending on January 29, 2005.

7. RETIREMENT BENEFIT PLANS
Pension Plans
The net periodic pension cost for the Company's United States (US) qualified defined benefit plans for the three months and six months ended July 31, 2004 and 2003 includes the following components:

                                                          For the Three Months Ended        For the Six Months Ended
                                                         July 31, 2004   July 26, 2003   July 31, 2004    July 26, 2003
                                                         -------------   -------------   -------------    -------------
Service cost...............................                     $   46           $ 339         $    59           $  750
Interest cost..............................                      1,065             735           2,010            1,629
Expected Return on Assets..................                       (595)           (443)         (1,148)            (980)
Net amortization...........................                        339              48             630              107
Curtailment (Gain) Loss....................                                                        320
                                                                 -----           -----         -------           ------
Net periodic pension cost..................                        854             680           1,871            1,505
One-time recognition of remaining prior
  service cost.............................                                                      2,037
One-time charge for QSERP amendment........                                                        540
                                                                 -----           -----         -------           ------
Total net periodic pension cost............                     $  854           $ 680         $ 4,448           $1,505
                                                                 =====           =====         =======           ======

The Company anticipates filing a request with the Internal Revenue Service seeking permission to waive expected quarterly funding requirements for the plan year ended 2004. Final contributions for the plan year ended 2003 will be made. The Company expects to contribute cash contributions of $4,323 to its US Pension plans for fiscal year ended 2004. Through the second quarter, $641 has been contributed.

The net periodic pension cost for the Company's non-United States qualified defined benefit plans for the three months and six months ended July 31, 2004 and 2003 includes the following components:

                                                           For the Three Months Ended       For the Six Months Ended
                                                         July 31, 2004   July 26, 2003   July 31, 2004    July 26, 2003
                                                         -------------   -------------   -------------    -------------
Service cost...............................                      $  74            $  7          $   77             $ 13
Interest cost..............................                        971              32           1,009               64
Expected Return on Assets..................                       (658)            (21)           (684)             (42)
Net amortization...........................                        584              19             607               38
Curtailment (Gain) Loss....................                          0               0               0                0
                                                                 -----            ----          ------             ----
Net periodic pension cost..................                      $ 971            $ 37          $1,009             $ 73
                                                                 =====            ====          ======             ====

The Company expects to contribute cash contributions of $249 to its non-United States pension plans for the fiscal year ended 2004. Through the second quarter, $109 has been contributed.

During the first quarter ended May 1, 2004, the Company announced that it has terminated the Oneida Ltd. Retiree Group Medical Plan resulting in income recognition of $61,973. Also, the company amended two of its pension plans to freeze benefit accruals, and as a result recognized a charge of $2,577.

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

Segment information for the six months of 2004 and 2003 were as follows:

                                                              2004            2003
                                                              ----            ----
Revenues Sales to external customers:
       Foodservice......................................  $ 96,065         $ 90,456
       Consumer.........................................    76,111           79,639
       International....................................    39,489           42,052
                                                          --------         --------
       Total segment revenues...........................   211,665          212,147

Reconciling items:
       License revenues.................................       887              690
                                                          --------         --------
Total revenues..........................................   212,552          212,837
                                                          ========         ========

Income (loss) before income taxes
Segment contributions before unallocated costs
       Foodservice......................................    29,417           27,789
       Consumer.........................................     8,613           11,258
       International....................................    (1,001)          (1,681)
                                                          --------         --------
       Total segment contributions......................    37,029           37,366
Unallocated manufacturing costs.........................   (20,057)         (15,585)
Unallocated selling, distribution and administrative
   costs................................................   (31,340)         (25,231)
Restructuring costs.....................................       137                0
Impairment loss on depreciable assets...................   (34,016)               0
Impairment loss on other assets.........................    (2,700)               0
(Gain) loss on sales of assets..........................     4,837              (69)
Other income............................................    66,128            1,058
Other (expense).........................................    (4,656)            (764)
Interest expense and deferred financing costs...........    (7,733)          (7,932)
                                                          --------         --------
Income (loss) before income taxes.......................  $  7,629         $(11,157)
                                                          ========         ========

9. Subsequent Events

On August 9, 2004 the Company completed the comprehensive restructuring of the existing indebtedness with its lenders, along with new covenants based upon current projections. The restructuring included the conversion of $30 million of principal amount of debt into an issuance of a total of 29.85 million shares of the common stock of the Company to the individual members of the lender group or their respective nominees. The common shares were issued in blocks proportionate to the amount of debt held by each lender.

On August 28, 2004 the Company completed the sale of substantially all of the assets of its Encore Promotions Inc. subsidiary which resulted in a loss of approximately $3,157.

On September 9, 2004 the Company announced that it is closing its Sherrill, NY flatware factory because of unsustainably high operating costs that have heavily contributed to substantial losses within the company. The Company will continue to market the products primarily manufactured from this site using independent suppliers. An impairment loss of $34,016 was recorded in the consolidated statement of operations under the caption "impairment loss on depreciable assets".

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    Quarter ended July 31, 2004 compared with
                         the quarter ended July 26, 2003
                                 (In Thousands)


Executive Summary

The accompanying financial statements for the three and six months ended July 31, 2004 and July 26, 2003, respectively have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company experienced operating losses of $44,203 and $46,110 for the three and six months respectively, ended July 31, 2004. During 2004 the Company has undertaken several initiatives to return to profitability, increase liquidity and compete in a changing marketplace. These include reducing product costs, reducing benefits, restructuring debt, and selling assets.

The Company reduced product costs with the closure of the Buffalo, NY manufacturing facility, and the facilities located in Mexico, Canada , Italy and China. The Company sold the Buffalo, NY manufacturing facility along with the sale of facilities in Juarez, Mexico, Toluca, Mexico, Niagara Falls, Canada and part of the Vercelli, Italy facility. The proceeds generated from these sales was used to reduce the Company's debt. On September 9, 2004 the Company announced that it is closing its Sherrill, NY flatware factory because of unsustainably high operating costs that have heavily contributed to substantial losses within the company. The Sherrill, NY facility will be closed by March 31, 2005. The Company outsourced the production from the Buffalo, NY and International facilities to lower cost producers and is currently outsourcing products from the Sherrill, NY facility.

The Company reduced benefit costs in the first quarter by freezing the Retirement Plan for the Employees of Oneida Ltd. and terminated the Oneida Ltd Retiree Group Medical Plan. During the second quarter the company terminated the Long Term Disability Plan, the Oneida Limited Security Plan, and froze the Supplemental Executive Retirement Plan. The Company did not issue purchase options under the Employee Stock Purchase Plan and the 2002 Executive Stock Option Plan. Additionally the Company announced the co-pays and deductibles associated with the Oneida Sterling Health Plan will be increased as a result of the Company's effort to reduce costs.

On August 9, 2004 the Company completed the comprehensive restructuring of the existing indebtedness with its lenders, along with new covenants based upon current projections. The restructuring included the conversion of $30 million of principal amount of debt into an issuance of a total of 29.85 million shares of the common stock of the Company to the individual members of the lender group or their respective nominees. The common shares were issued in blocks proportionate to the amount of debt held by each lender. As of August 9, 2004 these shares of common stock represented approximately 62% of the outstanding shares of common stock of the Company. In addition to the debt to equity conversion, the Company received a new $30 million revolving credit facility from the lenders and restructured the balance of the existing indebtedness into a Tranche A loan of $125 Million and a Tranche B loan of approximately $80 million. All the restructured bank debt is secured by a first priority lien over substantially all of the Company's and its domestic subsidiaries' assets. The Tranche A loan will mature in three years and require amortization of principle based on available cash flow for the first two years and fixed amortization of $1.5 per quarter in the third year. Interest on the Tranche A loan will accrue at LIBOR (London Inter Bank Offered Rate) plus 6%-8.25% depending on the leverage to cash flow formula. The Tranche B loan will mature in 3 1/2 years with no required amortization. Interest on the Tranche B loan will accrue at LIBOR plus 13% with a maximum interest rate of 17%. The debt and equity restructuring constituted a change in control of the Company. There are several employee benefit plans that have triggers if a change of control occurs. The appropriate plans were amended to allow the debt and equity transaction without triggering the change in control provision. In addition, the Shareholder Rights Plan was terminated.

On August 28, 2004 the Company completed the sale of substantially all of the assets of its Encore Promotions Inc. subsidiary and has entered into a licensing agreement with the buyer. The sale provides additional liquidity and the avenue to offer Oneida-branded products under the licensing agreement to the supermarket industry.

If the Company is unable to achieve its operating and strategic plans and objectives, the Company may need to raise additional capital, obtain further covenant waivers from its lenders or seek additional investors. There can be no assurance that the Company will be successful in any or all of these endeavors, and failure may affect the Company's ability to continue to operate its business.

                         For The Three Months Ended
                       -------------------------------
                       July 31, 2004     July 26, 2003
                       -------------     -------------
Net Sales:
     Foodservice          $ 45,654         $ 43,156
     Consumer               36,346           39,380
     International          19,020           23,439
          Total            101,020          105,975
Gross Margin                21,120           29,350
     % Net Sales              20.9%            27.7%
Operating Expenses          65,323           31,188
     % Net Sales              64.7%            29.4%


Operations

Consolidated net sales for the three months ended July 31, 2004 decreased $4,955 (4.7%) as compared to the same period in the prior year. Sales of Foodservice products increased by $2,498 (5.7%) over the same period in the prior year primarily from increased volume to chain restaurant customers. These increases were offset by a decrease in volume for both the International and Consumer segments. International and Consumer sales decreased $4,419 (18.9%) and $3,034 (7.7%), respectively, over the same period in the prior year. The International decline was in the European Consumer and Foodservice segments. Product shortages in the Consumer segment primarily caused the sales decline.

Gross margin for the three months ended July 31, 2004 was $21,120 or 20.9% as a percentage of net sales, as compared to $29,350 or 27.7% for the same period in the prior year. The decrease in gross margins is primarily due to inventory write downs and decreased sales volumes. The Encore asset sale resulted in an increase in the inventory reserve of approximately $3,000. The Company recorded additional inventory reserve of $2,700, the majority of the reserve is for glassware products.

Operating expenses increased $34,135 or 109.5% for three months ended July 31, 2004 as compared to the same period in the prior year. The increase is primarily attributable to an impairment of $34,016 in connection with the announcement of the closing of the Company's flatware factory in Sherrill, New York and increased Professional fees from outside consultants which amounted to $2,200 for the three months ended July 31, 2004. Additionally, it became apparent that it is probable that the Company will not use a portion of the remaining
Barter Credits and as a result an impairment of $2,700 was recorded.

Other income was $2,390 for the three months ended July 31, 2004 compared to $525 a year ago. The increase is the result of the termination of the Long Term Disability and Oneida Limited Security Plans.

Other expense was $1,764 for the three months ended July 31, 2004 compared to $503 for the same period in the prior year. The increase is the result of freezing the Supplemental Executive Retirement Plan and realizing the unamortized prior service costs.

Interest expense including amortization of deferred financing costs decreased by $105 or 2.6% for the three months ended July 31, 2004 compared with the same period a year ago. Capitalized interest was $62 for the three months ended July 31, 2004 and $78 over the same period a year ago.

During the quarter ended October 25, 2003, the Company established a full valuation allowance against its net deferred tax assets and continues to maintain a full valuation allowance. Provision for income taxes as a percentage of income (loss) before income taxes was 1.58% or $751 for the three months ended July 31, 2004 as compared to 37.07% or $2,177 for the same period in the prior year. The provision for income taxes for the three months ended July 31, 2004 was primarily attributable to foreign tax related to foreign operations and domestic deferred tax liabilities recognized on indefinite long lived intangibles (these liabilities cannot be used to offset deferred tax assets in determining the amount of valuation allowance needed for the quarter). The Company did not record a tax benefit for the domestic losses during the three months ended July 31, 2004. The Company will continue to maintain a valuation allowance against all of its remaining deferred tax assets until sufficient evidence exists to support its reversal.

Subsequent to the second quarter ended July 31, 2004, the Company has undergone a change in ownership within the meaning of Sec. 382 of the Internal revenue Code (Sec. 382) based upon the completion of a comprehensive restructuring of the existing indebtedness with its primary lenders. Sec. 382 provides that, after an ownership change, the amount of a loss corporation's taxable income for any post-change year that may be offset by pre-change losses shall not exceed the Sec. 382 limitation for that year. A loss corporation is any corporation that has a net operating loss, a net operating loss carryforward, or a net unrealized built-in loss for the taxable year in which the ownership change occurs. The Sec.382 limitation generally equals the fair market value of the old loss corporation multiplied by the long-term tax-exempt rate. The Company is in the process of determining the annual limitation under Sec. 382.


The following table summarizes the Company's provision for income taxes and the related effective tax rates:

                                                 For the Three Months Ended
                                             ----------------------------------
                                             July 31, 2004        July 26, 2003
                                             -------------        -------------
Income (loss) before income taxes              $(47,540)             $(5,884)
(Provision) benefit for income taxes               (751)               2,177
Effective tax rate                               (1.58%)                37.0%

                           For the Six Months Ended
                        -------------------------------
                        July 31, 2004     July 26, 2003
                        -------------     -------------
Net Sales:
     Foodservice          $ 96,065         $ 90,456
     Consumer               76,111           79,639
     International          39,489           42,052
          Total            211,665          212,147
Gross Margin                52,092           58,534
     % Net Sales              24.6%            27.6%
Operating Expenses          98,202           62,153
     % Net Sales              46.4%            29.3%


Consolidated net sales for the six months ended July 31, 2004 decreased $482 (0.2%) as compared to the same period in the prior year. Sales of Foodservice products increased by $5,609 (6.2%) over the same period in the prior year primarily from continued increased volume to chain restaurant customers. These increases were offset by a decrease in volume for both the International and Consumer segments. International and Consumer sales decreased $2,563 (6.9%) and $3,523 (4.4%), respectively, over the same period in the prior year. The International decline was in the European Consumer and Foodservice segment. Product shortages in the Consumer segment caused the sales decline.

Gross margin for the six months was $52,092 or 24.6% as a percentage of net sales, as compared to $58,534 or 27.6% for the same period in the prior year. The decrease is the result of $8,600 in inventory writedowns associated with the Company's focus on reducing inventory levels and improving cash flow. Additionally, approximately $3,000 reserve was recorded for the sale of the Encore assets and $2,700 for glass products.

Operating expenses increased $36,118 or 58.2% for the six months ended July 31, 2004 as compared to the same period in the prior year. The increase is attributable to an impairment adjustment booked of $34,016 in connection for the closing of the Company's flatware factory in Sherrill, New York and a $2,700 impairment for the write down of Barter Credits that the Company has determined they will not be able to use. Professional fees of $3,000 have been incurred year to date for outside consultants relating to the comprehensive restructuring plan. Additionally $916 of severance related costs were recorded for the six months ending July 31, 2004.

Other income was $66,128 for the six months ended July 31, 2004 compared to $1,058 a year ago. This increase is the result of a decision by the Company to terminate the Oneida Ltd. Retiree Group Medical Plan, the Long Term Disability and the Oneida Limited Security Plans. The plan termination resulted in a one-time benefit of $64,272.

Other expense was $4,656 for the six months ended July 31, 2004 compared to $764 a year ago. This increase is the result of a decision by the Company to freeze benefit accruals for the Retirement Plans and the Supplemental Executive Retirement Plan. The plan amendments resulted in a one-time recognition of prior service cost of $3,565 of freezing the Supplemental Executive Retirement Plan and realizing the unamortized prior service costs.

Interest expense and amortization of deferred financing costs decreased by $199 or 2.5% in the first six-months of 2004 compared with the same period a year ago. Capitalized interest was $62 for the six-months ended July 31, 2004 and $78 over the same period a year ago.

During the quarter ended October 25, 2003, the Company established a full valuation allowance against its net deferred tax assets and continues to maintain a full valuation allowance Provision for income taxes as a percentage of income (loss) before income taxes was 20.12% or $1,535 for the six months ended July 31, 2004 as compared to 37.0% or $4,165 for the same period in the prior year. The provision for income taxes for the six months ended July 31, 2004 was primarily attributable to foreign tax related to foreign operations and domestic deferred tax liabilities recognized on indefinite long lived intangibles (these liabilities cannot be used to offset deferred tax assets in determining the amount of valuation allowance needed for the quarter). The Company did not record a tax benefit for the domestic losses during the six months ended July 31, 2004. The Company will continue to maintain a valuation allowance against all of its remaining deferred tax assets until sufficient evidence exists to support its reversal.

During the first quarter ended May 1, 2004, the Company recognized two significant events that impact the year to date taxes. The Company announced that it has terminated the Oneida Ltd. Retiree Group Medical Plan, resulting in income recognition of $61,973. The inclusion of this income in the year to date domestic tax calculation produced no tax expense since the deferred tax asset is realized and the valuation allowance previously recognized against that asset is reversed. Also, the Company amended two of its pension plans to freeze benefit accruals, and as a result recognized a charge of $2,577. The inclusion of this charge in the year to date domestic tax calculation produced no tax benefit because a full valuation allowance is recorded against the deferred tax asset resulting from this item.

Subsequent to the second quarter ended July 31, 2004, the Company has undergone a change in ownership within the meaning of Sec. 382 of the Internal revenue Code (Sec. 382) on a deal consummated with its primary lenders. Sec. 382 provides that, after an ownership change, the amount of a loss corporation's taxable income for any post-change year that may be offset by pre-change losses shall not exceed the Sec. 382 limitation for that year. A loss corporation is any corporation that has a net operating loss, a net operating loss carryforward, or a net unrealized built-in loss for the taxable year in which the ownership change occurs. The Sec.382 limitation generally equals the fair market value of the old loss corporation multiplied by the long-term tax-exempt rate. The Company is in the process of determining the annual limitation under Sec. 382.


The following table summarizes the Company's provision for income taxes and the related effective tax rates:

                                                 For the Six  Months Ended
                                             ----------------------------------
                                             July 31, 2004        July 26, 2003
                                             -------------        -------------
Income (loss) before income taxes               $ 7,629             $(11,257)
(Provision) benefit for income taxes             (1,535)               4,165
Effective tax rate                                20.12%              (37.0%)


Restructuring

As a result of the substantial manufacturing inefficiencies and negative manufacturing variances, it was determined at the end of the third quarter of fiscal year ending January 31, 2004 to close and sell the following factories:
Buffalo China dinnerware factory and decorating facility in Buffalo NY; dinnerware factory in Juarez, Mexico; flatware factory in Toluca, Mexico; hollowware factory in Shanghai China; and hollowware factory in Vercelli, Italy. The Company continues to market the products primarily manufactured from these sites, using independent suppliers. The Toluca, Mexico; Shanghai, China; and Vercelli, Italy facilities closings were completed during the fourth quarter of the year ended January 31, 2004. The Buffalo, NY factory buildings and associated materials and supplies were sold to Niagara Ceramics Corporation on March 12, 2004. The Buffalo China name and all other active Buffalo China trademarks and logos remain the property of the Company. Niagara Ceramics is an independent supplier to the Company. The Juarez Mexico factory sale was completed on April 22, 2004, and the Toluca Mexico factory sale was completed on June 2, 2004. The Niagara Falls, Canada warehouse sale was completed on July 12, 2004 and part of the Vercelli, Italy properties have been sold. The restructuring plans are intended to reduce costs, increase the Company's liquidity and better position the Company to compete under the current economic conditions.

Under the restructuring plan, approximately 1,150 employees will be terminated. As of July 31, 2004, 1,085 of those terminations have occurred while 65 employees have accepted employment with Niagara Ceramics who are now the new owners of Buffalo China. Termination benefits have been recorded in accordance with contractual agreements or statutory regulations. The Company recognized a charge of $9,001 in the Statement of Operations under the caption "Restructuring Expense" in the year ended January 31, 2004. Cash payments and adjustments inception to date through July 31, 2004 under the restructuring were $7,085 and $445 and the liability at the quarter end is $1,471.

On September 9, 2004 the Company announced that it is closing its Sherrill, NY flatware factory because of unsustainably high operating costs that have heavily contributed to substantial losses within the company. The Company will continue to market the products primarily manufactured from this site using independent suppliers. Approximately 500 employees will be terminated. The Company has not yet determined the amount of costs related to the closure. The flatware factory will be closed by March 31, 2005.


Fixed Asset Impairments

In conjunction with the announcement on September 9, 2004 that it is closing its Sherrill flatware factory because of unsustainably high operating costs that have heavily contributed to substantial losses within the company, the Company performed an evaluation in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long Lived Assets" (FASB
144), to determine if the manufacturing facilities assets were subject to a possible impairment loss. Due to the cash flow being less than the book value, it was determined that an impairment existed and as a result, an impairment charge of $34,016 was recorded as a charge in the consolidated statements of operations under the caption "Impairment loss on depreciable assets" for the quarter ended July 31, 2004.


Impairment of Other Assets

As a result of the reduced use of barter credits ,it became apparent that it is probable that the Company will not use all of the remaining barter credits. The Company performed an evaluation in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long Lived Assets" (FASB 144), to determine if the barter credits were subject to a possible impairment loss. Due to the cash flow being less than the book value, it was determined that an impairment existed and as a result, a $2,700 impairment was recorded as a charge in the consolidated statements of operations under the caption "Impairment loss on other assets" for the quarter ended July 31, 2004.

Liquidity & Financial Resources

Cash used in operating activities was $28,749 and $2,287 for the six months ended July 31, 2004 and July 26, 2003, respectively. The net cash used in operating activities for the six months ended July 31, 2004 was primarily due to negative changes in working capital which resulted from vendors requiring shorter payment cycles.

Cash generated from investing activities was $9,909 for the six months ended July 31, 2004 compared to cash used of $3,186 for the same period in the prior year. The sale of Buffalo China on March 12, 2004 generated cash of $5,517, and the sale of the facilities located in Mexico, Canada and Italy generated cash of $7,315 which were offset by capital expenditures of $2,923. Cash used in the prior year was for capital expenditures.

Cash flow from financing activities generated cash of $10,722 for the six months ended July 31, 2004 compared to cash generated of $7,716 for the same period in the prior year. The increase in cash was a result of additional debt proceeds used to fund working capital needs.

In April 2003, the Company and its required lenders entered into amendments to the revolving credit and note agreements. These amendments extend the maturity to May 31, 2005 from February 1, 2004, adjust certain financial covenants and prohibit payment of dividends on common stock. In addition, the commitment under the revolving credit facility was reduced to $225,000 upon signing of the amendment with further reductions to $220,000 on July 25, 2003, $215,000 on November 3, 2003, $205,000 on January 30, 2004, $185,000 on February 7, 2004,
$175,000 on May 3, 2004 and $165,000 on November 1, 2004.

These facilities contained certain financial covenants, including a restriction limiting the Company's total debt outstanding to a pre-determined multiple of the prior rolling twelve months earnings before interest, taxes, depreciation and amortization. A default in compliance with these covenants, if unremedied, could cause the lenders to declare the principal outstanding to be payable immediately. Since October 25, 2003, the Company has been in violation of the interest coverage ratio, leverage ratio and net worth covenants and received a series of waivers from its required lenders that expire June 15, 2004. The waivers also postponed the $45 million reductions in the revolving credit facility until June 15, 2004. The Company did not pay any compensation for these waivers. The Company's senior note holders agreed to defer until June 15, 2004 a $3.9 million payment that was due October 31, 2003. On June 15, 2004, the Company obtained further waiver extensions through July 15, 2004 from its lenders in regard to the Company's financial covenants and in respect to the above mentioned payments that are due. On June 25, 2004, the Company announced that it has reached an agreement in principle with its lenders on a comprehensive restructuring plan for its existing indebtedness and a new $30 million revolving credit facility.

On August 9, 2004 the Company completed the comprehensive restructuring of the existing indebtedness with its lenders, along with new covenants based upon current projections. The restructuring included the conversion of $30 million of principal amount of debt into an issuance of a total of 29.85 million shares of the common stock of the Company to the individual members of the lender group or their respective nominees. The common shares were issued in blocks proportionate to the amount of debt held by each lender. As of August 9, 2004 these shares of common stock represented approximately 62% of the outstanding shares of common stock of the Company. In addition to the debt to equity conversion, the Company received a new $30 million revolving credit facility from the lenders and restructured the balance of the existing indebtedness into a Tranche A loan of $125 Million and a Tranche B loan of approximately $80 million. All the restructured bank debt is secured by a first priority lien over substantially all of the Company's and its domestic subsidiaries' assets. The Tranche A loan will mature in three years and require amortization of principle based on available cash flow for the first two years and fixed amortization of $1.5 per quarter in the third year. Interest on the Tranche A loan will accrue at LIBOR (London Inter Bank Offered Rate) plus 6%-8.25% depending on the leverage to cash flow formula. The Tranche B loan will mature in 3 1/2 years with no required amortization. Interest on the Tranche B loan will accrue at LIBOR plus 13% with a maximum interest rate of 17%. The debt and equity restructuring constituted a change in control of the Company. There are several employee benefit plans that have triggers if a change of control occurs. The appropriate plans were amended to allow the debt and equity transaction without triggering the change in control provision. In addition, the Shareholder Rights Plan was terminated.

The restructured debt agreement has several covenants including maximum total leverage ratio, cash interest coverage ratio, total interest coverage ratio, and consolidated minimum EBITDAR. The new covenants are effective beginning with the quarter ending on January 29, 2005.

Working capital was $115,281 as of July 31, 2004 as compared to ($89,751) at January 31, 2004. The negative working capital at January 31, 2004 was primarily caused by the current classification of the revolving credit and note agreements.

During the second quarter, the Company has determined it will not make any scheduled remaining 2004 pension plan contributions in an effort to conserve cash. The Retirement Plan for Employees of Oneida Ltd. And the Retirement Income Plan for Employees of Buffalo China were previously frozen in the first quarter. The anticipated deferred plan contributions are approximately $6,500. This is in accordance with the Company's strategy of obtaining a waiver from the IRS that allows current year pension contributions to be deferred. The contributions related to 2003 plan year can not be waived and they will be made in accordance with scheduled dates.

Subsequent Events:

On August 9, 2004 the Company completed the comprehensive restructuring of the existing indebtedness with its lenders, along with new covenants based upon current projections. The restructuring included the conversion of $30 million of principal amount of debt into an issuance of a total of 29.85 million shares of the common stock of the Company to the individual members of the lender group or their respective nominees. The common shares were issued in blocks proportionate to the amount of debt held by each lender.

On August 28, 2004 the Company completed the sale of substantially all of the assets of its Encore Promotions Inc. subsidiary which resulted in a loss of approximately $3,157.

On September 9, 2004 the Company announced that it is closing its Sherrill, NY flatware factory because of unsustainably high operating costs that have heavily contributed to substantial losses within the company. The Company will continue to market the products primarily manufactured from this site using independent suppliers. An impairment loss of $34,016 was recorded in the consolidated statement of operations under the caption "impairment loss on depreciable assets".


Accounting Pronouncements

In May 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 106-2 (FSP 106-2), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", which supersedes FSP 106-1. FSP 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) for employers that sponsor postretirement health care plans that provide prescription drug benefits. It also requires certain disclosures regarding the effect of the federal subsidy provided by the Act. This FSP is effective for the first interim or annual period beginning after June 15, 2004. As a result of the Company's decision to terminate the postretirement health care plan as discussed in Note 7, this accounting pronouncement will not apply.

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

The Company's primary market risk is interest rate exposure in the United States. Historically, the Company manages interest rate exposure through a mix of fixed and floating rate debt. The majority of the Company's debt is currently at floating rates. Based on floating rate borrowings outstanding at July 31, 2004, a 1% change in the rate would result in a corresponding change in interest expense of $2.4 million.

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

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer have carried out an evaluation, with the participation of the Company's management, of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.
Based upon that evaluation, each has concluded that at the end of the period covered by this report, the Company's "disclosure controls and procedures" are effective to insure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and regulations. Notwithstanding the foregoing, a control system, no matter how well designed and operated can provide only reasonable, not absolute assurance that it will detect or uncover failure within the Company to disclose material information otherwise required to be set forth in the Company's periodic reports.

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


                                             ONEIDA LTD.
                                             (Registrant)




Date: September 14, 2004                 By: /s/ GREGG R. DENNY
                                             ------------------
                                             Gregg R. Denny
                                             Vice President Finance