Form 10-Q
period 2004-10-30
ONEIDA LTD
filed 2004-12-09
CIK 74585

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of
common stock as of December 8, 2004:    46,681,672

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

               None

               ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

               None.

               ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None.

               ITEM 5.  OTHER INFORMATION

               None.

        (a)    Exhibits:

               10.1 Limited Waiver to the Second Amended and Restated Credit Agreement dated as of August 9, 2004, between Oneida Ltd., JP Morgan Chase Bank and the various lenders named in the Agreement. The Limited Waiver is dated as of September 23, 2004.

               10.2 Amendment No. 1 to the Second Amended and Restated Credit Agreement dated as of August 9, 2004, between Oneida Ltd., JP Morgan Chase Bank and the various lenders named in the Agreement. Amendment No. 1 is dated as of October 15, 2004.

               10.3 Agreement with executive officer of the Company, Andrew G. Church, dated November 12, 2004, which is incorporated by reference to the Registrant's Current Report on Form 8-K dated November 22, 2004.

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

        (b)    Current Reports on Form 8-K:

               During the Company's fiscal quarter ended October 30, 2004, the following Current Reports on Forms 8-K were filed:

                      Form 8-K dated August 3, 2004 announcing appointment of BDO Seidman, LLP as the Company's independent auditor.

                      Form 8-K dated August 9, 2004 announcing the completion of the comprehensive restructuring of the Company's existing indebtedness and the resulting change in control of the Company.

                      Form 8-K dated August 30, 2004 to accompany a press release announcing the completion of the sale of substantially all of the assets and operations of the Company's Encore Promotions, Inc. subsidiary.

                      Form 8-K dated September 8, 2004 to accompany a press release announcing the planned closure of the Company's Sherrill, New York flatware manufacturing facility and announcing certain of the Company's financial results for the quarter ended July 31, 2004.

                      Form 8-K dated September 8, 2004 announcing material impairments and costs associated with the planned closure of the Company's Sherrill, New York flatware manufacturing facility.

                      Form 8-K/A dated September 8, 2004 announcing additional costs associated with the planned closure of the Company's Sherrill, New York flatware manufacturing facility.

                      Form 8-K dated October 25, 2004 to accompany a press release announcing the resignation of six existing Directors and the appointment of six new Directors in their places.

SIGNATURES

CERTIFICATIONS

                          PART I. FINANCIAL INFORMATION
                                   ONEIDA LTD.
                  ITEM 1. CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Thousands of Dollars, except per share data)
                                   (Unaudited)

                                                     For the Three Months Ended           For the Nine Months Ended
                                                    October 30,       October 25,       October 30,       October 25,
                                                        2004              2003              2004              2003
                                                    -----------       -----------       -----------       -----------
Revenues:
  Net sales.....................................      $101,273          $117,146          $312,938          $331,304
  License fees..................................           951               354             1,838             1,044
                                                      --------          --------          --------          --------
Total Revenues..................................       102,224           117,500           314,776           332,348
                                                      --------          --------          --------          --------

Cost of sales...................................        75,742            99,055           236,201           253,946
                                                      --------          --------          --------          --------

Gross Margin....................................        26,482            18,445            78,575            78,402
                                                      --------          --------          --------          --------

Operating expenses:
     Selling, distribution and administrative
        expense.................................        27,591            32,878            94,051            96,536
     Restructuring expense......................            27            10,050              (110)           10,050
     Impairment loss on depreciable assets....               -            17,519            34,016            17,519
     Impairment loss on intangible assets.......        15,473             1,300            18,173             1,300
     (Gain) loss on the sale of fixed assets....           157            (2,842)           (4,680)           (2,773)
                                                      --------          --------          --------          --------
        Total...................................        43,248            58,905           141,450           122,632
                                                      --------          --------          --------          --------

Operating loss..................................       (16,766)          (40,460)          (62,875)          (44,230)

Other income....................................             -               (89)          (66,123)             (970)
Other expense...................................           612               572             5,265             1,009
Interest expense including amortization of
  deferred financing costs......................         7,190             3,966            14,923            11,897
                                                      --------          --------          --------          --------

Loss before income taxes........................       (24,568)          (44,909)          (16,940)          (56,166)
Income tax expense (benefit)....................          (719)           29,856               815            25,691
                                                      --------          --------          --------          --------
Net loss........................................      $(23,849)         $(74,765)         $(17,755)         $(81,857)
                                                      ========          ========          ========          ========

Preferred Stock Dividends.......................           (32)              (32)              (97)              (97)
Net loss available to common shareholders.......      $(23,881)         $(74,797)         $(17,852)         $(81,954)

Loss per share of common stock
     Net loss:
          Basic.................................         $(.57)           $(4.50)            $(.71)           $(4.94)
          Diluted...............................          (.57)            (4.50)             (.71)            (4.94)


See notes to consolidated financial statements.

                          PART I. FINANCIAL INFORMATION
                                   ONEIDA LTD.
                       ITEM 1. CONSOLIDATED BALANCE SHEETS
                              (Thousand of Dollars)

                                                                                         Unaudited          Audited
                                                                                        October 30,         Jan. 31,
                                                                                            2004              2004
                                                                                        -----------         --------
ASSETS
Current assets:
     Cash...........................................................                      $  2,780          $  9,886
     Trade accounts receivables, less allowance for doubtful
       accounts of $3,466 and $2,961, respectively..................                        61,146            58,456
     Other accounts and notes receivable............................                         2,927             1,890
     Inventories....................................................                       124,529           139,448
     Other current assets...........................................                         4,748             5,361
                                                                                          --------          --------
          Total current assets......................................                       196,130           215,041
Property, plant and equipment, net..................................                        31,078            73,675
Assets held for sale (Note 2).......................................                         1,199             3,199
Goodwill............................................................                       120,937           136,118
Other assets........................................................                        16,941            13,468
                                                                                          --------          --------
          Total assets..............................................                      $366,285          $441,501
                                                                                          ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term debt................................................                      $  8,932          $  7,654
     Accounts payable...............................................                        18,375            21,231
     Accrued liabilities............................................                        32,883            45,293
     Accrued restructuring (Note 2).................................                           923             7,400
     Current Portion of Long Term Debt (Note 6).....................                         1,811           223,214
                                                                                          --------          --------
          Total current liabilities.................................                        62,924           304,792
Long term debt (Note 6).............................................                       215,500
Accrued postretirement liability (Note 7)...........................                         2,505            62,930
Accrued pension liability (Note 7)..................................                        36,280            24,259
Deferred income taxes...............................................                        10,041             9,823
Other liabilities...................................................                        11,873            17,097
                                                                                          --------          --------
          Total liabilities.........................................                       339,123           418,901
Commitments and contingencies.......................................
Stockholders' equity:
Cumulative 6% preferred stock--$25 par value; authorized 95,660
     shares, issued 86,036 shares, callable at $30 per share........                         2,151             2,151
Common stock--$1 par value; authorized 48,000,000 shares,
     issued 47,781,288 and 17,883,460 shares respectively...........                        47,781            17,883
Additional paid-in capital..........................................                        84,719            84,561
Accumulated deficit.................................................                       (50,688)          (32,933)
Accumulated other comprehensive loss................................                       (35,232)          (27,493)
Less cost of common stock held in treasury; 1,149,364 and
     1,149,364 shares, respectively.................................                       (21,569)          (21,569)
                                                                                          --------          --------
          Total stockholders' equity................................                        27,162            22,600
                                                                                          --------          --------
              Total liabilities and stockholders' equity............                      $366,285          $441,501
                                                                                          ========          ========

See notes to consolidated financial statements.

                          PART I. FINANCIAL INFORMATION
                                   ONEIDA LTD.
       ITEM 1. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         FOR THE NINE MONTHS ENDED OCTOBER 30, 2004 AND OCTOBER 25, 2003
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                           Accum.
                                                                    Add'l                  Other
                                   Common     Common   Preferred   Paid-in      Accum.      Comp.     Treasury
                                   Shares      Stock     Stock     Capital     deficit    Inc(Loss)     Stock      Total
                                   ------     ------   ---------   -------     -------    ---------   --------     -----
Balance January 31, 2004 .....     17,883    $17,883     $2,151    $84,561    $(32,933)   $(27,493)   $(21,569)   $22,600

Common Stock issuance related
to restructured debt..........     29,853     29,853                   147                                         30,000

Stock plan activity ..........         45         45                    11                                             56

Minimum pension liability
adjustment, net of tax benefit
of $0 ........................                                                              (7,825)                (7,825)

Foreign currency translation
adjustment ...................                                                                  86                     86

Net loss......................                                                 (17,755)                           (17,755)
                                   ------    -------     ------    -------    --------    --------    --------    -------

Balance October 30, 2004......     47,781    $47,781     $2,151    $84,719    $(50,688)   $(35,232)   $(21,569)   $27,162
                                   ======    =======     ======    =======    ========    ========    ========    =======




                                                                                           Accum.
                                                                    Add'l                  Other
                                   Common     Common   Preferred   Paid-in    Retained      Comp.     Treasury
                                   Shares      Stock     Stock     Capital    Earnings    Inc(Loss)     Stock     Total
                                   ------     ------   ---------   -------     -------    ---------   --------    -----
Balance January 25, 2003......     17,837    $17,837     $2,151    $84,318    $ 68,407    $(19,190)   $(24,134)  $129,389

Stock plan activity...........         46         46                   239        (578)                    907        614

Cash dividends declared
($.02 per share)..............                                                    (363)                              (363)

Foreign currency translation
adjustment....................                                                               2,371                  2,371

Net loss......................                                                 (81,857)                           (81,857)
                                   ------    -------     ------    -------    --------    --------    --------   --------

Balance October 25, 2003......     17,883    $17,883     $2,151    $84,557    $(14,391)   $(16,819)   $(23,227)   $50,154
                                   ======    =======     ======    =======    ========    ========    ========    =======


See notes to consolidated financial statements.

                          PART I. FINANCIAL INFORMATION
                                   ONEIDA LTD.
         ITEM 1. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                             (Thousands of Dollars)

                                                         Three Months Ended                   Nine Months Ended
                                                    October 30,       October 25,       October 30,       October 25,
                                                        2004              2003              2004              2003
                                                    -----------       -----------       -----------       -----------
Net loss........................................      $(23,849)         $(74,765)         $(17,755)         $(81,857)

Foreign currency translation adjustments........           963               218                86             2,371

Other comprehensive income, net of tax:
Minimum pension liability adjustments...........             -                 -            (7,825)                -
                                                      --------          --------          --------          --------

Other comprehensive income (loss)...............           963               218            (7,739)            2,371
                                                      --------          --------          --------          --------

Comprehensive loss..............................      $(22,886)         $(74,547)         $(25,494)         $(79,486)
                                                      ========          ========          ========          ========

Balance at end of quarter.......................      $(35,232)         $(16,819)         $(35,232)         $(16,819)
                                                      ========          ========          ========          ========


See notes to consolidated financial statements.

                          PART I. FINANCIAL INFORMATION
                                   ONEIDA LTD.
                  ITEM 1. CONSOLIDATED STATEMENT OF CASH FLOWS
         FOR THE NINE MONTHS ENDED OCTOBER 30, 2004 AND OCTOBER 25, 2003
                        (Unaudited Thousands of Dollars)

                                                                                             Nine Months Ended
                                                                                        October 30,       October 25,
                                                                                            2004             2003
                                                                                        -----------       -----------
CASH FLOW USED BY OPERATING ACTIVITIES:
  Net (loss)........................................................                      $(17,755)         $(81,857)

  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    (Gain) on disposal of fixed assets..............................                        (4,680)           (2,773)
    Depreciation....................................................                         6,994            11,094
    Deferred income taxes...........................................                           143            24,627
    Impairment of other long lived assets...........................                        34,016            17,519
    Impairment of other intangible assets...........................                        18,173             1,300
    Accrued restructuring...........................................                        (6,477)           10,050
    Inventory write downs...........................................                         9,607            12,506
    Pension plan amendment (Note 7).................................                         2,577                 -
    Post retirement health care plan amendment (Note 7).............                       (61,973)                -
  Changes in operating assets and liabilities:
    Accounts receivable.............................................                        (2,708)            6,419
    Inventories.....................................................                         5,566             2,785
    Other current assets............................................                         1,382             4,078
    Other assets....................................................                       (10,229)           (4,526)
    Accounts payable................................................                        (3,181)            3,217
    Accrued liabilities.............................................                        (8,489)           (3,472)
    Other liabilities...............................................                        (5,638)           (2,479)
                                                                                          --------          --------

      Net cash used by operating activities                                                (42,672)           (1,512)
                                                                                          --------          --------

CASH FLOW PROVIDED (USED) BY INVESTING ACTIVITIES:
  Capital expenditures..............................................                        (3,381)           (4,326)
  Proceeds from sales of assets.....................................                        13,565             4,484
                                                                                          --------          --------

      Net cash provided by investing activities                                             10,184               158
                                                                                          --------          --------

CASH FLOW PROVIDED BY FINANCING ACTIVITIES:
  Proceeds from issuance of common stock............................                            56               285
  Increase (decrease) in short-term debt............................                         1,850            (2,535)
  Proceeds from long-term debt......................................                        23,523            11,827
  Dividends paid....................................................                             -              (363)
                                                                                          --------          --------

      Net cash provided by financing activities                                             25,429             9,214
                                                                                          --------          --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH.............................                           (47)            1,028
                                                                                          --------          --------

NET (DECREASE) INCREASE IN CASH.....................................                        (7,106)            8,888
CASH AT BEGINNING OF YEAR...........................................                         9,886             2,653
                                                                                          --------          --------

CASH AT END OF PERIOD...............................................                      $  2,780          $ 11,541
                                                                                          ========          ========

Non-cash contribution of treasury shares to ESOP....................                                        $    907
Non-cash issuance of common stock...................................                      $ 30,000


See notes to consolidated financial statements.

                          PART I. FINANCIAL INFORMATION
                                   ONEIDA LTD.
               ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Thousands of Dollars)


1.  ACCOUNTING POLICIES
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Oneida Ltd. (the "Company,") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended October 30, 2004 are not necessarily indicative of the results that may be expected for the year ending January 29, 2005. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the company's Annual Report on Form 10-K for the year ended January 31, 2004.

At the time the Report on Form 10-Q for the quarter ending on May 1, 2004 was filed, the Company had no independent auditor. The Company subsequently engaged BDO Seidman as its independent auditor.


Going Concern

The accompanying financial statements for the three and nine months ended October 30, 2004 and October 25, 2003, respectively have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company experienced operating losses of $16,766 and $62,875 for the three and nine months respectively ended October 30, 2004. Excluding restructuring expenses, impairment losses, and gains on the sale of fixed assets, operating losses were $1,109 and $15,476 for the three and nine months respectively ended October 30, 2004. In addition, net cash used by operating activities was $14,279 and $42,983 during the same periods.

The Company has undertaken several initiatives to return to profitability, increase liquidity and compete in a changing marketplace. These include reducing product costs, reducing operating costs, restructuring debt, selling assets and reducing employee benefits. Additionally, executive management compensation has been reduced.

The Company has reduced product costs by closing several facilities with high operating costs and outsourcing product lines. On September 9, 2004, the Company announced the closing of the Sherrill, NY flatware manufacturing facility. The Company has experienced unfavorable manufacturing variances of $12,379 through October 30, 2004 from the facility as a result of unsustainably high operating costs. Based upon the evaluation performed in accordance with Statement of Financial Standards (SFAS) No. 144 "Accounting for the Impairment of Long Lived Assets", the company recorded an impairment charge of $34, 016. The majority of the products previously in this facility are in the process of being outsourced to lower cost producers. The facility will be substantially closed during the first quarter of fiscal year 2005.

The Company previously closed two manufacturing facilities in Mexico, a facility in Buffalo, New York, a facility in Italy and a facility in China. The Company sold the Buffalo, NY dinnerware manufacturing facility, the Mexican facilities, and part of the Italy facility. The Company also closed and sold a warehousing facility in Niagara Falls, Canada. The proceeds generated from these sales were used to reduce the Company's debt. The production from these facilities has been outsourced to lower cost producers.

In an effort to increase liquidity, the Company has reduced inventory $30,551 since October 25, 2003. As a result, the Nashville, Tennessee warehouse has been closed and a warehousing service provider in Piedmont, North Carolina is no longer utilized. On November 18, 2004 the Company announced a licensing agreement with the Anchor Hocking Company, a leading glassware company. Under the agreement, approximately $2.0 million of existing glassware inventory will be sold to Anchor Hocking. Additionally, the Company is licensing the "Oneida" name and will receive licensing fees based on sales levels. The agreement allows the Company to reduce working capital requirements and provides a business partnership with an industry leader in glassware. The Company also closed four unprofitable

Oneida Home stores during the third quarter ended October 30, 2004 and six stores since May 1, 2004. An additional nine unprofitable Oneida Home Stores will be closed during the fourth quarter ending January 29, 2005.

On August 9, 2004 the Company completed the comprehensive restructuring of the existing indebtedness with its lenders, along with new covenants based upon current projections. The restructuring included the conversion of $30 million of principal amount of debt into an issuance of a total of 29.85 million shares of the common stock of the Company to the individual members of the lender group or their respective nominees. The common shares were issued in blocks proportionate to the amount of debt held by each lender. As of August 9, 2004 these shares of common stock represented approximately 62% of the outstanding shares of common stock of the Company. In addition to the debt to equity conversion, the Company received a new $30 million revolving credit facility from the lenders and restructured the balance of the existing indebtedness into a Tranche A loan of $125 Million and a Tranche B loan of approximately $80 million. All the restructured bank debt is secured by a first priority lien over substantially all of the Company's and its domestic subsidiaries' assets. The Tranche A loan will mature in three years and require amortization of principle based on available cash flow for the first two years and fixed amortization of $1,500 per quarter in the third year. Interest on the Tranche A loan will accrue at LIBOR (London Inter Bank Offered Rate) plus 6%-8.25% depending on the leverage to cash flow formula. The Tranche B loan will mature in 3 1/2 years with no required amortization. Interest on the Tranche B loan will accrue at LIBOR plus 13% with a maximum interest rate of 17%. The Tranche B loan has a Payment in Kind (PIK) option that permits for the compounding of the interest in lieu of payment. The debt and equity restructuring constituted a change in control of the Company. There are several employee benefit plans that have triggers if a change of control occurs. The appropriate plans were amended to allow the debt and equity transaction without triggering the change in control provision. In addition, the Shareholder Rights Plan was terminated.

On August 28, 2004 the Company completed the sale of substantially all of the assets of its Encore Promotions Inc. subsidiary and has entered into a licensing agreement with the buyer. The sale reduced inventory by $12,334. The proceeds from the sale reduced debt and the licensing agreement provides an avenue to offer Oneida-branded products under the licensing agreement to the supermarket industry.

In order to improve liquidity and increase operating profits, the Company significantly reduced employee benefits. During the first quarter of 2004, the Company froze the Retirement Plan for the Employees of Oneida Ltd. and terminated the Oneida Ltd Retiree Group Medical Plan. During the second quarter the Company terminated the Long Term Disability Plan, the Oneida Limited Security Plan, and froze the Supplemental Executive Retirement Plan. The Company did not issue purchase options under the Employee Stock Purchase Plan and the 2002 Executive Stock Option Plan. Additionally the Company increased the co-pays and deductibles associated with the Oneida Sterling Health Plan.

These aforementioned initiatives have improved financial results as operating income, excluding restructuring and related expenses, impairment charges, professional fees related to restructuring activities, and gains on the sale of fixed assets was $860 for the quarter ended October 30, 2004, compared to a loss of $14,433 for the quarter ended October 25, 2003.

The Company believes these initiatives will enhance profitability and increase liquidity. If the Company is unable to achieve its operating and strategic plans and objectives, the Company may need to raise additional capital, obtain further covenant waivers from its lenders or seek additional investors. There can be no assurance that the Company will be successful in any or all of these endeavors, and failure may affect the Company's ability to continue to operate its business.


Reclassifications

Certain reclassifications have been made to the prior year's information to conform to the current year presentation. In 2003, shipping and handling costs have been reclassified from net sales to cost of sales. Selling expense for the Company owned European retail shops has been reclassified from cost of sales to selling, distribution and administrative expenses. Amortization of deferred financing costs has been reclassified from other expense to interest expense including amortization of deferred financing costs. Additionally prior years' cash flows have been reclassified to accurately report the effect of exchange rate changes on cash.

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


Stock Option Plans

The Company has elected to continue following APB No. 25 in accounting for its stock-based compensation plans for employees. Under APB No. 25, compensation expense is not required to be recognized for the Company's stock-based compensation plans "if the fair value of the underlying stock is less than or equal to the option exercise prices on the dates of the grant." Under Statement of Financial Accounting Standards No. 123 ("SFAS 123") "Accounting for Stock Based Compensation", as amended by SFAS No 148. "Accounting for Stock-Based Compensation Transition and Disclosure", compensation expense is recognized for the fair value of the options on the date of grant over the vesting period of the options.

Application of the fair-value based accounting provision of SFAS 123 results in the following pro forma amounts of net income (loss) and earnings (loss) per share:

                                                (Thousands Except Per Share Amounts)  (Thousands Except Per Share Amounts)
                                                     For the Three Months Ended            For the Nine Months Ended
                                                    October 30,       October 25,        October 30,       October 25,
                                                        2004              2003               2004              2003
                                                    -----------       -----------        -----------       -----------
Net loss, as reported...........................      $(23,849)         $(74,765)          $(17,755)         $(81,857)

Deduct: Total stock-based employee
     compensation expense determined under
     Black-Scholes option pricing model,
     net of related income tax effect...........          (474)             (634)            (1,422)           (1,901)
                                                      --------          --------           --------          --------

Pro forma net loss..............................      $(24,323)         $(75,399)          $(19,177)         $(83,758)
                                                      ========          ========           ========          ========

Earnings (loss) per share:
     As reported:  Basic........................         $(.57)           $(4.50)             $(.71)           $(4.94)
                   Diluted......................          (.57)            (4.50)              (.71)            (4.94)

     Pro forma:    Basic........................         $(.58)           $(4.54)             $(.77)           $(5.06)
                   Diluted......................          (.58)            (4.54)              (.77)            (5.06)


There was no stock based employee compensation expense included in the Consolidated Statement of Operations.


2.  RESTRUCTURING

As a result of the substantial manufacturing inefficiencies and negative manufacturing variances, it was determined at the end of the third quarter of fiscal year ending January 31, 2004 to close and sell the following factories:
Buffalo China dinnerware factory and decorating facility in Buffalo NY; dinnerware factory in Juarez, Mexico; flatware factory in Toluca, Mexico; hollowware factory in Shanghai China; and hollowware factory in Vercelli, Italy. The Company continues to market the products primarily manufactured from these sites, using independent suppliers. The Toluca, Mexico; Shanghai, China; and Vercelli, Italy facilities closings were completed during the fourth quarter of the year ended January 31, 2004. The Buffalo, NY factory buildings and associated materials and supplies were sold to Niagara Ceramics Corporation on March 12, 2004. The Buffalo China name and all other active Buffalo China trademarks and logos remain the property of the Company. Niagara Ceramics is an independent supplier to the Company. The Juarez, Mexico factory sale was completed on April 22, 2004, and the Toluca Mexico factory sale was completed on June 2,

2004. The Shanghai, China and remaining Vercelli, Italy assets are classified as assets held for sale on the Consolidated Balance Sheet at October 30, 2004. The Niagara Falls, Canada warehouse sale was completed on July 12, 2004 and part of the Vercelli, Italy properties have been sold. The restructuring plans are intended to reduce costs, increase the Company's liquidity and better position the Company to compete under the current economic conditions.

Under the restructuring plan, approximately 1,150 employees will be terminated. As of October 30, 2004, 1,085 of those terminations have occurred and 65 employees have accepted employment with Niagara Ceramics who purchased the manufacturing assets of Buffalo China. Termination benefits have been recorded in accordance with contractual agreements or statutory regulations. The Company recognized a charge of $9,001 in the Statement of Operations under the caption "Restructuring Expense" in the year ended January 31, 2004. Cash payments and adjustments during the year ended January 31, 2004, and for the nine month period ending October 30, 2004 under the restructuring were $7,633 and $445, respectively, and the remaining liability at October 30, 2004 is $923.

On September 9, 2004 the Company announced that it is closing its Sherrill, NY flatware factory because of unsustainably high operating costs that have heavily contributed to substantial losses. The Company will continue to market the products primarily manufactured from this site using independent suppliers. Approximately 450 employees will be terminated. The Company has determined it will incur cash costs of approximately $1,250 related to severance, incentive and retention payments to affected factory employees. There have been no cash payments and the severance liability at October 30, 2004 is $27. The incentive and retention liability at quarter end is $336.

Below is a summary of the restructuring charges incurred through the period ended October 30, 2004.

                                                                         Payments
                                      1/31/2004          Charges             Uses          10/30/2004
                                      =========          =======         ========          ==========
Termination benefits                      7,398            (110)          (6,365)                 923
Other associated costs                        2                -              (2)                   -



3.  INCOME TAXES

The provision for income taxes for the three months ended October 30, 2004 includes the recording of a tax benefit for the reversal of deferred tax liabilities associated with the recognition of impairment expense on the goodwill of our United Kingdom operation, a foreign disregarded entity. The previous recognition of these deferred tax liabilities resulted in additional valuation allowance therefore the elimination of the liability due to the goodwill impairment warrants the reversal of the corresponding reserve. The provision for income taxes for the quarter also includes the continued recognition of deferred tax liabilities for the remaining indefinite long-lived intangibles (these liabilities cannot be used to offset deferred tax assets in determining the amount of valuation allowance needed for the quarter).

During the third quarter ended October 30, 2004 the Company underwent a change in ownership within the definition of Sec. 382 of the Internal Revenue Code. The pre-change net operating loss carryforward is subject to annual limitation under Sec. 382. The Company had previously placed a valuation allowance against all its net deferred tax assets.

The provision for income taxes for the nine months ended October 30, 2004 is primarily comprised of foreign tax expense related to foreign operations and domestic deferred tax liabilities recognized on indefinite long-lived intangibles reduced by the change discussed in the third quarter. In accordance with the Statement of Financial Accounting Standards (SFAS) No.109, a full valuation allowance was recorded against the Company's entire net deferred tax assets during the third quarter ended October 2003. The Company continues to provide a full valuation allowance against its domestic net deferred tax assets and the net deferred tax assets of its United Kingdom operation. The Company has not recorded any tax benefits relative to tax losses incurred during the three and nine months ended October 30, 2004 since it is more likely than not that the resulting asset would not be realized. The Company will continue to maintain a valuation allowance until sufficient evidence exists to support its reversal.

The following table summarizes the Company's provision for income taxes and the related effective tax rates for the three and nine months ended October 30, 2004 and 2003:

                                                     For the Three Months Ended            For the Nine Months Ended
                                                    October 30,       October 25,        October 30,       October 25,
                                                        2004              2003              2004              2003
                                                    -----------       -----------       -----------       -----------
Loss before income taxes........................      $(24,568)         $(44,909)         $(16,940)         $(56,166)
Provision (benefit) from income taxes...........          (719)           29,856               815            25,691
                                                      --------          --------          --------          --------
Effective tax rate..............................         2.93%          (66.48%)            (4.81%)          (45.74%)
                                                      ========          ========          ========          ========




4.  INVENTORIES

Inventories by major classification are as follows:

                                                                October 30, 2004            January 31, 2004
                                                                ----------------            ----------------
Finished goods..........................................                $116,940                    $122,769
Goods in process........................................                   3,255                       7,096
Raw materials and supplies..............................                   4,334                       9,583
                                                                        --------                    --------
     Total..............................................                $124,529                    $139,448
                                                                        ========                    ========


5.  EARNINGS PER SHARE

Basic and diluted earnings per share (EPS) are presented for each period in which a statement of operations is presented. Basic earnings per share is computed by dividing net income less preferred stock dividends earned, even if not declared, by the weighted average shares actually outstanding for the period. Diluted earnings per share include the potentially dilutive effect of shares issuable under the employee stock purchase and incentive stock option plans.

The shares used in the calculation of diluted (EPS) exclude options to purchase shares where the exercise price was greater than the average market price of common shares for the period. Such shares aggregated 1,150 and 1,414 for the nine months ended October 30, 2004 and October 25, 2003, respectively.

Under the provisions of the amended revolving credit and note agreements, at October 30, 2004, the Company was able to declare dividends on its 6% Cumulative Preferred Stock up to $32 per quarter. However, no dividend was declared on the preferred stock for quarter ended October 30, 2004 and the preferred dividends in arrears is $97 for the current year. The preferred accumulated stock dividends in arrears as of October 30, 2004 is $226.

The following is a reconciliation of basic earnings per share to diluted earnings per share for the three months ended October 30, 2004 and October 25, 2003:

                                                                   Preferred
                                                        Net          Stock       Adjusted      Average        Loss
                                                        Loss       Dividends     Net Loss      Shares       Per Share
                                                        ----       ---------     --------      -------      ---------
2004:
Basic loss per share............................      $(23,849)      $(32)       $(23,881)      41,656        $(.57)
Effect of stock options.........................
Diluted loss per share..........................      $(23,849)      $(32)       $(23,881)      41,656        $(.57)



2003:
Basic loss per share............................      $(74,765)      $(32)       $(74,797)      16,631       $(4.50)
Effect of stock options.........................
Diluted loss per share..........................      $(74,765)      $(32)       $(74,797)      16,631       $(4.50)

The following is a reconciliation of basic earnings per share to diluted earnings per share for the nine months ended October 30, 2004 and October 25, 2003:

                                                                   Preferred
                                                        Net          Stock       Adjusted      Average        Loss
                                                        Loss       Dividends     Net Loss      Shares       Per Share
                                                        ----       ---------     --------      -------      ---------
2004:
Basic loss per share............................      $(17,755)      $(97)       $(17,852)      25,056        $(.71)
Effect of stock options.........................
Diluted loss per share..........................      $(17,755)      $(97)       $(17,852)      25,056        $(.71)



2003:
Basic loss per share............................      $(81,857)      $(97)       $(81,954)      16,588       $(4.94)
Effect of stock options.........................
Diluted loss per share..........................      $(81,857)      $(97)       $(81,954)      16,588       $(4.94)



6.  DEBT

On August 9, 2004 the Company completed the comprehensive restructuring of the existing indebtedness with its lenders, along with new covenants based upon current projections. The restructuring included the conversion of $30 million of principal amount of debt into an issuance of a total of 29.85 million shares of the common stock of the Company to the individual members of the lender group or their respective nominees. The common shares were issued in blocks proportionate to the amount of debt held by each lender. As of August 9, 2004 these shares of common stock represented approximately 62% of the outstanding shares of common stock of the Company. In addition to the debt to equity conversion, the Company received a new $30 million revolving credit facility from the lenders and restructured the balance of the existing indebtedness into a Tranche A loan of $125 Million and a Tranche B loan of approximately $80 million. All the restructured bank debt is secured by a first priority lien over substantially all of the Company's and its domestic subsidiaries' assets. The Tranche A loan will mature in three years and require amortization of principle based on available cash flow for the first two years and fixed amortization of $1,500 per quarter in the third year. Interest on the Tranche A loan will accrue at LIBOR (London Inter Bank Offered Rate) plus 6%-8.25% depending on the leverage to cash flow formula. The Tranche B loan will mature in 3 1/2 years with no required amortization. Interest on the Tranche B loan will accrue at LIBOR plus 13% with a maximum interest rate of 17%. The Tranche B loan has a Payment in Kind (PIK) option that permits for the compounding of the interest in lieu of payment. The debt and equity restructuring constituted a change in control of the Company. There are several employee benefit plans that have triggers if a change of control occurs. The appropriate plans were amended to allow the debt and equity transaction without triggering the change in control provision. In addition, the Shareholder Rights Plan was terminated.

The restructured debt agreement has several covenants including maximum total leverage ratio, cash interest coverage ratio, total interest coverage ratio, and consolidated minimum Earnings Before Interest, Taxes, Depreciation, Amortization and Restructuring Expenses. (EBITDAR.) The covenants are effective beginning with the quarter ending on January 29, 2005.


7.  RETIREMENT BENEFIT PLANS
Pension Plans

The net periodic pension cost for the Company's United States (US) qualified defined benefit plans for the three months and nine months ended October 30, 2004 and 2003 includes the following components:

                                                     For the Three Months Ended            For the Nine Months Ended
                                                October 30, 2004   October 25, 2003   October 30, 2004   October 25, 2003
                                                ----------------   ----------------   ----------------   ----------------
Service cost...............................           $   59              $339             $  118             $1,088
Interest cost..............................            1,235               735              3,245              2,364


Expected Return on Assets..................             (705)             (443)            (1,853)            (1,423)
Net amortization...........................              381                48              1,013                155
Curtailment (Gain) Loss....................                                                   320
                                                      ------              ----             ------             ------
Net periodic pension cost..................              970               679              2,843              2,184
One-time recognition of remaining prior
   service cost............................                                                 2,037
One-time charge for QSERP amendment........                                                   540
                                                      ------              ----             ------             ------
Total net periodic pension cost............           $  970              $679             $5,420             $2,184
                                                      ======              ====             ======             ======


During the fourth quarter, the company expects to file a request with the Internal Revenue Service seeking permission to waive expected quarterly funding requirements for the plan year ended 2004. Final contributions for the plan year ended 2003 have been made during the three months ended October 30, 2004. Cash contributions of $4,323 to the Company's U.S. Pension Plans for the fiscal year ended 2004 have been paid in their entirety through the third quarter.

The net periodic pension cost for the Company's non-United States qualified defined benefit plans for the three months and nine months ended October 30, 2004 and 2003 includes the following components:

                                                     For the Three Months Ended            For the Nine Months Ended
                                                October 30, 2004   October 25, 2003   October 30, 2004   October 25, 2003
                                                ----------------   ----------------   ----------------   ----------------
Service cost...............................           $   22              $  7             $   99             $   20
Interest cost..............................              283                32              1,292                 97
Expected Return on Assets..................             (192)              (21)              (876)               (63)
Net amortization...........................              170                19                777                 57
                                                      ------              ----             ------             ------
Net periodic pension cost..................           $  283              $ 37             $1,292             $  111
                                                      ======              ====             ======             ======



The Company expects to contribute cash contributions of $249 to its non-United States pension plans for the fiscal year ended 2004. Through the third quarter, $179 has been contributed.

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

Segment information for the first nine months of 2004 and 2003 were as follows:

                                                    2004            2003
                                                    ----            ----
Revenues
Net Sales to external customers:
       Foodservice ...........................     $140,205      $143,782
       Consumer ..............................      111,689       127,318
       International .........................       61,044        60,204
                                                   --------      --------
       Total segment net sales ...............      312,938       331,304
Reconciling items:
       License revenues ......................        1,838         1,044
                                                   --------      --------
Total revenues ...............................     $332,348      $314,776
                                                   ========      ========

Income (loss) before income taxes
Segment contributions before unallocated costs
       Foodservice ...........................     $ 42,639      $ 42,791
       Consumer ..............................       12,831        18,864
       International .........................       (2,833)       (4,643)
                                                   --------      --------
       Total segment contributions ...........       52,637        57,012
                                                   --------      --------
Unallocated manufacturing costs ..............      (17,993)      (24,700)
Unallocated selling, distribution and
administrative costs .........................      (50,120)      (50,446)
Restructuring costs ..........................          110       (10,050)
Impairment loss on depreciable assets ........      (34,016)      (17,519)
Impairment loss on intangible assets..........      (18,173)       (1,300)
(Gain) loss on sales of assets ...............        4,680         2,773
Other income .................................       66,123           970
Other (expense) ..............................       (5,265)       (1,009)
Interest expense and deferred financing costs       (14,923)      (11,897)
                                                   --------      --------
Income (loss) before income taxes ............     $(16,940)     $(56,166)
                                                   ========      ========

                                                 October 30, 2004   January 31, 2004
                                                 ----------------   ----------------
Goodwill
       Foodservice ...........................           $ 79,636           $ 79,636
       Consumer ..............................             30,561             30,561
       International .........................             10,740             25,921
                                                          -------            -------
       Total segment goodwill.................           $120,937           $136,118
                                                         ========           ========

                                                 October 30, 2004   January 31, 2004
                                                 ----------------   ----------------
Total Assets
       Foodservice ...........................           $171,069           $185,383
       Consumer ..............................            109,897            124,049
       International .........................             56,718             81,142
       Shared Assets(a) ......................             28,601             50,927
                                                          -------            -------
       Total segment Assets ..................           $366,285           $441,501
                                                         ========           ========

(a) Shared Assets represent assets that provide economic benefit to all of the Company's Operating segments. Shared assets are not allocated to operating segments for internal reporting or decision making purposes.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  Quarter ended October 30, 2004 compared with
                       the quarter ended October 25, 2003
                                 (In Thousands)


Executive Summary

The accompanying financial statements for the three and nine months ended October 30, 2004 and October 25, 2003, respectively have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company experienced operating losses of $16,766 and $62,875 for the three and nine months respectively ended October 30, 2004. Excluding restructuring expenses, impairment losses, and gains on the sale of fixed assets, operating losses are $1,109 and $15,476 for the three and nine months respectively ended October 30, 2004. In addition, net cash used by operating activities was $13,968 and $42,672 during the same periods.

The Company has undertaken several initiatives to return to profitability, increase liquidity and compete in a changing marketplace. These include reducing product costs, reducing operating costs, restructuring debt, selling assets and reducing employee benefits. Additionally, the executive management team has taken a reduction in compensation to assist the Company's return to profitability. These initiatives have improved financial results as operating income excluding restructuring and related expenses, impairment charges, professional fees related to restructuring activities, and gains on the sale of fixed assets was $860 for the quarter ended October 30, 2004 compared to a loss of $14,433 for the quarter ended October 25, 2003.

The Company has reduced product costs by closing facilities with high operating costs and outsourcing product lines. On September 9, 2004, the Company announced the closing of the Sherrill, NY flatware manufacturing facility. The Company has experienced unfavorable manufacturing variances of $12,379 through October 30, 2004 from the facility as a result of unsustainably high operating costs. The majority of the products previously produced in this facility are in the process of being outsourced to lower cost producers. The facility will be closed during the first quarter of the next fiscal year.

The Company previously closed two manufacturing facilities in Mexico, a facility in Italy and a facility in China. The Company sold the Buffalo, NY dinnerware manufacturing facility, the Mexican facilities, and part of the Italy facility. The Company also closed and sold a warehousing facility in Niagara Falls, Canada. The proceeds generated from these sales were used to reduce the Company's debt. The production from these facilities has been outsourced to lower cost producers.

In an effort to increase liquidity, the Company has reduced inventory $30,551 since October 25, 2003. As a result, the Nashville, Tennessee warehouse has been closed and a warehousing service provider in Piedmont, North Carolina is no longer utilized. On November 18, 2004 the Company announced a licensing agreement with the Anchor Hocking Company, a leading glassware company. Under the agreement, approximately $2.0 million of existing glassware inventory will be sold to Anchor Hocking. Additionally, the Company will license the "Oneida" name and receive licensing fees based on sales levels. The agreement allows the Company to reduce working capital requirements and provides a business partnership with an industry leader in glassware. The Company also closed four unprofitable Oneida Home stores during the third quarter ended October 30, 2004 and six stores since May 1, 2004. An additional nine unprofitable Oneida Home Stores will be closed during the fourth quarter ending January 29, 2005.

On August 9, 2004 the Company completed the comprehensive restructuring of the existing indebtedness with its lenders, along with new covenants based upon current projections. The restructuring included the conversion of $30 million of principal amount of debt into an issuance of a total of 29.85 million shares of the common stock of the Company to the individual members of the lender group or their respective nominees. The common shares were issued in blocks proportionate to the amount of debt held by each lender. As of August 9, 2004 these shares of common stock represented approximately 62% of the outstanding shares of common stock of the Company. In addition to the debt to equity conversion, the Company received a new $30 million revolving credit facility from the lenders and restructured the balance of the existing indebtedness into a Tranche A loan of $125 Million and a Tranche B loan of approximately $80 million. All the restructured bank debt is secured by a first priority lien over substantially all of the Company's and its domestic subsidiaries' assets. The Tranche A loan will mature in three years and require amortization of principle based on available cash flow for the first two years and fixed amortization of $1,500 per quarter in the third year. Interest on the Tranche A loan will accrue at LIBOR (London Inter Bank Offered Rate) plus 6%-8.25% depending on the leverage to cash flow formula. The Tranche B loan will mature in 3 1/2 years with no required amortization. Interest on the Tranche B loan will accrue at LIBOR plus 13% with a maximum interest rate of 17%. The Tranche B loan has a Payment in Kind (PIK) option that permits for the compounding of the interest in lieu of payment. The debt and equity restructuring constituted a change in control of the Company. There are several employee benefit plans that have triggers if a change of control occurs. The appropriate plans were amended to allow the debt and equity transaction without triggering the change in control provision. In addition, the Shareholder Rights Plan was terminated.

On August 28, 2004 the Company completed the sale of substantially all of the assets of its Encore Promotions Inc. subsidiary and has entered into a licensing agreement with the buyer. The sale reduced inventory by $12,334. The proceeds from the sale reduced debt and the licensing agreement provides an avenue to offer Oneida-branded products under the licensing agreement to the supermarket industry.

In order to improve liquidity and increase operating profits, the Company significantly reduced benefits. During the first quarter of 2004, the Company froze the Retirement Plan for the Employees of Oneida Ltd. and terminated the Oneida Ltd Retiree Group Medical Plan. During the second quarter the Company terminated the Long Term Disability Plan, the Oneida Limited Security Plan, and froze the Supplemental Executive Retirement Plan. The Company did not issue purchase options under the Employee Stock Purchase Plan and the 2002 Executive Stock Option Plan. Additionally the Company increased the co-pays and deductibles associated with the Oneida Sterling Health Plan.

The Company believes these initiatives will enhance profitability and increase liquidity. If the Company is unable to achieve its operating and strategic plans and objectives, the Company may need to raise additional capital, obtain further covenant waivers from its lenders or seek additional investors. There can be no assurance that the Company will be successful in any or all of these endeavors, and failure may affect the Company's ability to continue to operate its business.

Results of Operations - Third Quarter 2004 compared to Third Quarter 2003

Consolidated net sales for the three months ended October 30, 2004 decreased $15,873 (13.5%) as compared to the same period in the prior year.

-------------------------------------------------------------------------------------
                                                    For the three Months Ended
                                              October 30, 2004     October 25, 2003
                                              ----------------     ----------------
-------------------------------------------------------------------------------------
Net Sales:
-------------------------------------------------------------------------------------
  Foodservice...............................            44,140               51,314
-------------------------------------------------------------------------------------
  Consumer..................................            35,578               47,679
-------------------------------------------------------------------------------------
  International.............................            21,555               18,153
-------------------------------------------------------------------------------------
       Total................................           101,273              117,146
-------------------------------------------------------------------------------------
Gross Margin................................            26,482               18,445
-------------------------------------------------------------------------------------
   % Net Sales..............................             26.1%                15.7%
-------------------------------------------------------------------------------------
Operating Expenses..........................            43,248               58,905
-------------------------------------------------------------------------------------
   % Net Sales..............................             42.7%                50.3%
-------------------------------------------------------------------------------------

Foodservice

Net sales of Foodservice products decreased by $7,174 (14.0%) over the same period in the prior year. The financial uncertainty surrounding the Company during the first six months of the current operating year resulted in certain customers opting to dual source. The dual sourcing contributed to the reduced sales in the third quarter. Additionally, certain chain restaurants purchased higher quantities in the first quarter as a hedge against potential product flow disruptions. These incremental first quarter purchases have displaced third quarter shipments. Third quarter product shortages added to the decline in sales as compared to the same period in the prior year. The order fill rate has improved during the fourth quarter of the current operating year. Also contributing to the sales decline is the current economic environment, which has lead customers to "trade down" to less expensive product.

Consumer

Net sales of Consumer products decreased by $12,101 (25.4%) over the same three month period in the prior year. On August 28, 2004, substantially all of the assets of the Encore Promotions subsidiary were sold and the Company entered into a licensing agreement with the buyer. Encore accounted for $1,312 of sales in the current quarter compared with $7,800 in the prior year third quarter. Overall, the table-top retail industry demand has decreased in the quarter resulting in reduced sales. Also contributing to the reduced sales were shortages in product lines. The product shorts were created by delivery issues and late shipments from vendors. The order fill rate has improved during the fourth quarter of the current operating year. During the current operating year, six unprofitable Oneida Home Stores were closed. The closed Oneida Home Stores contributed sales of $431 in the quarter ended October 30, 2004, compared to $556 for the quarter ended October 25, 2003. The high number of storms in the south eastern United States during the third quarter contributed to reduced sales in the Oneida Home Stores of approximately $320.

International

Net sales from the International division increased by $3,400 (18.7%) as compared to the same period in the prior year attributed to an increase in the Australian market, an increase in United Kingdom retail sales and the positive impact of foreign exchange translation. The increase was slightly offset by a decline in United Kingdom consumer market sales.

Gross Margins

Gross margin for the three months ended October 30, 2004 was $26,482 or 26.1% as a percentage of net sales, as compared to $18,445 or 15.7% for the same period in the prior year. The closure of the international manufacturing facilities and outsourcing of production eliminated unfavorable variances and increased margins by approximately $731. The sale of the Buffalo, NY manufacturing facility and improvements at the Sherrill, NY facility reduced unfavorable variances by approximately $1,700. In connection with the Company's strategic initiative to reduce inventory and warehouse space, the Company also recorded a $12,506 inventory reserve during the three months ended October 25, 2003. A similar reserve was not required during the comparable quarter ended October 30, 2004. The previously discussed improvements were offset primarily by reduced sales volume and unfavorable product mix experienced by the Foodservice and Consumer segments.

The Company anticipates that product costs will increase due to higher foreign stainless steel prices as foreign steel demand continues to increase. Additionally, higher freight costs as the result of higher fuel costs will adversely affect future product costs.

Operating Expenses

Consolidated operating expenses for the three months ended October 30, 2004 were $43,248, compared to $58,905 for the corresponding three month period in the prior year. The current quarter operating expenses include restructuring expense of $27 associated with the shutdown of the Sherrill, New York flatware manufacturing facility, professional fees related to restructuring activities of $1,658, warehouse closure costs of $31, and Oneida Home Store closure costs of $113. The prior year's operating expenses included restructuring expense of $10,050 and an impairment loss on depreciable assets of $17,519. The Company performed its annual testing of goodwill under the provision of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (FAS 142). The testing resulted in a goodwill impairment charge of $15,473 associated with the United Kingdom operations in the International operating segment. The prior year testing resulted in a goodwill impairment charge of $1,300 associated with the United Kingdom operations during the quarter ended October 25, 2003. Finally, operating expenses for each of the three month periods ending October 30, 2004 and October 25, 2003 included a loss on the sale of fixed assets of $157, and a gain on the sale of fixed assets of $2,842, respectively. Excluding the previously noted expenses and gains or losses on the sale of fixed assets, operating expenses for the quarter ended October 30, 2004 were $25,789, compared to $32,878 a year ago; a decrease of $7,089 or 21.6% compared to the quarter ended October 25, 2003. Distribution costs accounted for approximately $1,700 of the decrease and domestic employee benefit related costs decreased by approximately $850. Additionally, the number of administrative employees was reduced. The Company has undertaken several cost savings initiatives to further reduce Selling, Distribution and Administrative expenses.

Other Income and Expense

Other Income was $0 for the three months ended October 30, 2004 compared to $89 for the three months ended October 25, 2003. The three months ended October 25, 2003 contained a realized gain on foreign currency exchange which was not realized in the comparable quarter of the current year.

Other Expense was $612 for the three months ended October 30, 2004 compared to $572 for the three months ended October 25, 2003. The increase is the result of realized losses on foreign currency exchange in the current year.

Interest Expense Including Amortization of Deferred Financing Costs

Interest expense including amortization of deferred financing costs increased by $3,224 or (81.3%) for the three months ended October 30, 2004 from the comparable quarter in the prior year, primarily as a result of higher effective interest rates on the restructured debt. Also contributing to the increased expense is the amortization of deferred financing costs associated with the restructured debt. Deferred financing costs associated with the restructured debt were $6,078 and the amortization expense for the quarter was $520.

Income Tax Expense (Benefit)

The Company continues to provide a full valuation allowance against its net deferred tax assets. The benefit for income taxes as a percentage of income
(loss) before income taxes was 2.9% or $719 for the three months ended October 30, 2004 as compared to expense of (66.5%) or $29,856 for the same period in the prior year. The benefit for income taxes for the three months ended October 30, 2004 includes the recognition of a tax benefit for the reversal of deferred tax liabilities associated with the charge to impairment expense on the goodwill of our United Kingdom operation, a foreign disregarded entity. The previous recognition of these deferred tax liabilities resulted in additional valuation allowance, therefore the elimination of the liability due to the goodwill impairment warrants the reversal of the corresponding reserve. The benefit for income taxes for the quarter also includes a provision for the continued recognition of deferred tax liabilities on the remaining indefinite long-lived intangibles (these liabilities cannot be used to offset deferred tax assets in determining the amount of valuation allowance needed for the quarter). The Company has not recorded any tax benefits relative to losses incurred during the three months ended October 30, 2004 since it is more likely than not that the resulting asset would not be realized. The Company will continue to maintain a valuation allowance until sufficient evidence exists to support its reversal.

During the third quarter ended October 30, 2004, the Company underwent a change in ownership within the meaning of Sec. 382 of the Internal Revenue Code (Sec.
382) on a deal consummated with its primary lenders. Sec. 382 provides that, after an ownership change, the amount of a loss corporation's taxable income for any post-change year that may be offset by pre-change losses shall not exceed the Sec. 382 limitation for that year. A loss corporation is any corporation that has a net operating loss, a net operating loss carryforward, or a net unrealized built-in loss for the taxable year in which the ownership change occurs. The Sec.382 limitation generally equals the fair market value of the old loss corporation multiplied by the long-term tax-exempt rate. The Company is in the process of determining the annual limitation under Sec. 382.


The following table summarizes the Company's provision for income taxes and the related effective tax rates:

-----------------------------------------------------------------------------------------
                                                        For the Three Months Ended
-----------------------------------------------------------------------------------------
                                                   October 30, 2004    October 25, 2003
                                                   ----------------    ----------------
-----------------------------------------------------------------------------------------
Income (loss) before income taxes................          (24,568)            (44,909)
-----------------------------------------------------------------------------------------
Provision (benefit) for income taxes.............             (719)             29,856
-----------------------------------------------------------------------------------------
Effective tax rate..............................               2.9%             (66.5%)
-----------------------------------------------------------------------------------------

Results of Operations - nine months 2004 compared to nine months 2003

Consolidated net sales for the nine months ended October 30, 2004 decreased $18,366 (5.5%) as compared to the same period in the prior year.

-----------------------------------------------------------------------------------------
                                                         For the Nine Months Ended
-----------------------------------------------------------------------------------------
                                                   October 30, 2004    October 25, 2003
                                                   ----------------    ----------------
-----------------------------------------------------------------------------------------
Net Sales:
-----------------------------------------------------------------------------------------
  Foodservice ..................................           140,205             143,782
-----------------------------------------------------------------------------------------
  Consumer .....................................           111,690             127,318
-----------------------------------------------------------------------------------------
  International ................................            61,043              60,204
-----------------------------------------------------------------------------------------
      Total ....................................           312,938             331,304
-----------------------------------------------------------------------------------------
Gross Margin ...................................            78,575              78,402
-----------------------------------------------------------------------------------------
  % Net Sales ..................................             25.1%               23.7%
-----------------------------------------------------------------------------------------
Operating Expenses .............................           141,450             122,632
-----------------------------------------------------------------------------------------
  % Net Sales ..................................             45.2%               37.0%
-----------------------------------------------------------------------------------------

Foodservice

Net sales of Foodservice products decreased $3,577 (2.5%) for the first nine months of the year, compared to the first nine months of the prior fiscal year. An increase in first quarter sales, attributed to customers increasing their inventory levels as a hedge against the financial uncertainty of the Company, was offset against lower third quarter shipments. Also, offsetting the increased first quarter sales is the effect of dual sourcing and below target order fill rates. Order fill rates have improved during the fourth quarter of the current operating year. Also contributing to the sales decline is the current economic environment, which has lead to customers to "trade down" to less expensive product.

Consumer

Net sales of Consumer products decreased $15,628 (12.3%) for the nine months ended October 30, 2004. The Encore Promotions subsidiary was sold and the Company entered into a licensing agreement with the buyer. The sale of Encore Promotions transaction, and reduced sales volume, accounted for approximately $8,800 of the decline. Overall, the table-top retail industry demand has decreased resulting in reduced sales. Product shortages resulted in reduced sales to department stores and national accounts. The product shorts were created by delivery issues and late shipments from vendors. The order fill rate has improved during the fourth quarter of the current operating year. During the current operating year, six unprofitable Oneida Home Stores were closed. The closed Oneida Home Stores accounted for approximately $200 of the sales decline. The unusual number of storms in the south eastern United States during the third quarter contributed to reduced sales in the Oneida Home Stores of approximately $320.

International

Net sales from the International division increased by $839 (1.4%), as compared to the same period in the prior year, attributed to an increase in the Australian retail market related to the opening of Oneida Home stores in retail shopping centers. These increases were offset by a decline in the United Kingdom consumer market related to department stores purchasing directly from suppliers. Net sales in the Latin American have remained consistent with prior year. Also contributing to the increase is the effect of foreign exchange translation.

Gross Margins

Gross margin for the nine months ended October 30, 2004 was $78,575 or (25.1%) as a percentage of net sales, as compared to $78,402 or (23.7%) for the same period in the prior year. The closure of the international manufacturing facilities and outsourcing of production eliminated unfavorable variances and increased margins by approximately $1,400. The sale of the Buffalo, NY manufacturing facility and improvements at the Sherrill, NY facility reduced unfavorable variances by approximately $4,600. The Company recorded inventory reserves of $9,607 during the current year, compared to $12,506 recorded during the same period in prior year. The current year inventory reserves were recorded as a result of the sale of the Encore Promotions Inc. subsidiary, and for glassware products, along with an additional $3,200 inventory write-down in the first quarter in conjunction with the Company's focus on reducing warehousing costs, inventory levels and improving cash flow. The recording of the prior year's inventory reserve was also in connection with the Company's strategic initiative to reduce inventory and related warehouse costs. The previously discussed improvements were primarily offset by reduced sales volume and unfavorable product mix experienced by the Foodservice and Consumer segments.

Operating Expenses

Consolidated operating expenses for the nine months ended October 30, 2004 were $141,450, compared to $122,632 for the same nine month period in the prior year. The current year operating expenses include several costs that the Company does not anticipate recurring at the same levels in the future. These costs include:

     o    Professional fees related to restructuring related activities of
          $4,973

     o    Costs related to employee rationalization of $1,083

     o    Warehouse closure costs of $519

     o    Oneida Home Store closure costs of $272

     o    Costs related to the Encore Promotions transaction of $345

     o Restructuring benefit of $110 in the current year and expense of $10,050 in the prior year

     o Long lived asset impairments of $36,716 in the current year and $17,519 in the prior year

     o Goodwill impairments of $15,473 in the current year and $1,300 in the prior year

     o    Gains on the sales of assets of $4,680 and $2,773 in the prior year.

Excluding the charges above, operating expenses for the nine months ended October 30, 2004 were $86,859 compared to $96,536 for the nine months ended October 25, 2003; a decrease of $9,677 or (10.0%). Distribution costs accounted for approximately $2,945 of the decrease and domestic employee benefit related costs decreased by approximately

$1,647. Additionally, the number of administrative employees was reduced. The Company has undertaken several cost savings initiatives to further reduce Selling, Distribution and Administrative expenses.

Other Income and Expense

Other Income was $66,123 for the nine months ended October 30, 2004 compared to $970 for the nine months ended October 25, 2003. This increase is primarily the result of a decision by the Company to terminate the Oneida Ltd. Retiree Group Medical Plan, the Long Term Disability and the Oneida Limited Security Plans. The plan terminations resulted in a one-time benefit of $64,272.

Other Expense was $5,265 for the nine months ended October 30, 2004 compared to $1,009 for the nine months ended October 25, 2003. This increase is primarily the result of a decision by the Company to freeze benefit accruals for two of its retirement plans and the Supplemental Executive Retirement Plan. The plan amendments resulted in charges of $3,565.

Interest Expense Including Amortization of Deferred Financing Costs

Interest expense, including amortization of deferred financing costs, increased by $3,026 or (25.4%) for the nine months ended October 30, 2004 versus the prior year, primarily as a result of higher effective interest rates on the Company's restructured debt. Also contributing to the increased expense is the amortization of deferred financing costs associated with the restructured debt.

Income Tax Expense (Benefit)

The Company continues to provide a full valuation allowance against its net deferred tax assets. The provision for income taxes as a percentage of income
(loss) before income taxes was (4.8%) or $815 for the nine months ended October 30, 2004, as compared to (45.7%) or $25,691 for the same period in the prior year. The provision for income taxes for the nine months ended is primarily comprised of foreign tax expense related to foreign operations and domestic deferred tax liabilities recognized on indefinite long-lived intangibles, reduced by the change discussed in the third quarter. The Company continues to provide a full valuation allowance against its domestic net deferred tax assets and the net deferred tax assets of the United Kingdom operation. The Company has not recorded any tax benefits relative to losses incurred during the nine months ended October 30, 2004, since it is more likely than not that the resulting asset would not be realized. The Company will continue to maintain a valuation allowance until sufficient evidence exists to support its reversal.

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

The following table summarizes the Company's provision for income taxes and the related effective tax rates:

------------------------------------------------------------------------------------------
                                                       For the Nine  Months Ended
------------------------------------------------------------------------------------------
                                                 October 30, 2004       October 25, 2003
                                                 ----------------       ----------------
------------------------------------------------------------------------------------------
Income (loss) before income taxes ............           (16,940)                (56,166)
------------------------------------------------------------------------------------------
Provision (benefit) for income taxes .........               815                  25,691
------------------------------------------------------------------------------------------
Effective tax rate ...........................             (4.8%)                 (45.7%)
------------------------------------------------------------------------------------------

Restructuring

On September 9, 2004 the Company announced that it is closing its Sherrill, NY flatware factory because of unsustainably high operating costs that have heavily contributed to substantial losses within the company. The Company will continue to market the products primarily manufactured from this site using independent suppliers. Under the restructuring, approximately 450 employees will be terminated and termination benefits have been recognized in accordance with Oneida Severance Pay Program. The Company recognized a charge of $27 in the statement of Operations under the caption "Restructuring Expense" during the quarter ended October 30, 2004. No cash payments have been made under the Oneida Severance Pay Program. The Company has implemented a performance retention plan where by employees earn incremental wages if certain weekly manufacturing metrics are achieved. A portion of the incremental wages is paid weekly and the remainder is paid upon employee termination.

The employee must be terminated in connection with the facility closure in order to receive the deferred portion of the performance retention plan. The flatware factory will be closed during the first quarter of the next fiscal year.

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

Under the restructuring plan implemented at the end of the third quarter ended October 25, 2003, approximately 1,150 employees have been terminated. As of October 30, 2004, 1,085 of those terminations have occurred and 65 employees have accepted employment with Niagara Ceramics who purchased the manufacturing assets of Buffalo China. Termination benefits have been recorded in accordance with contractual agreements or statutory regulations. The Company recognized a charge of $9,001 in the Statement of Operations under the caption "Restructuring Expense" in the year ended January 31, 2004. Cash payments and adjustments inception to date through October 30, 2004 under the restructuring were $7,633 and $445 respectively, and the liability at the quarter end is $923.

Fixed Asset Impairments

In conjunction with the announcement on September 9, 2004 that it is closing its Sherrill flatware factory, the Company performed an evaluation in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long Lived Assets", to determine if the manufacturing facilities assets were subject to a possible impairment loss. Due to the cash flow being less than the book value, it was determined that an impairment existed and as a result, an impairment charge of $34,016 was recorded as a charge in the consolidated statements of operations under the caption "Impairment loss on depreciable assets" for the quarter ended July 31, 2004.


Impairment of Other Assets

As a result of the reduced use of barter credits, it became apparent that it is probable that the Company will not use all of its remaining barter credits. The Company performed an evaluation in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long Lived Assets", to determine if the barter credits were subject to a possible impairment loss. Due to the cash flow being less than the book value, it was determined that an impairment existed and as a result, a $2,700 impairment was recorded as a charge in the consolidated statements of operations under the caption "Impairment loss on other assets" for the quarter ended July 31, 2004.


Goodwill Impairment

During the quarter ended October 30, 2004, the Company performed its annual testing of goodwill and intangible assets under the provisions of FAS 142. Under FAS 142 goodwill is tested under a two step approach. The first step requires the determination of the fair value of the reporting unit compared to the book value of that reporting unit. If the book value exceeds the fair value, a second step impairment test is required to measure the amount of impairment. The results of the impairment test performed as part of the Company's annual impairment analysis resulted in an impairment charge of goodwill in the United Kingdom operations of the International operating segment of $15,473. The fair value of the Operations was determined through a combination of three valuation methodologies. The charge is recorded in the statement of operations under the caption "Impairment loss on goodwill".

Liquidity & Financial resources

Cash used in operating activities was $42,672 and $1,512 for the nine months ended October 30, 2004 and October 25, 2003, respectively. Negative working capital changes resulted in the unfavorable cash flow for the nine months ending October 30, 2004. Trade accounts receivable balances have increased as the result of increased product shipments during October. The increased shipments were the result of customer demand that met with on-hand inventory and higher fill rates. Inventory has decreased $15,173 since January 31, 2004. Excluding the impact of the employee benefit modifications, accounts payable and accrued expenses have decreased by $11,670 since January 31, 2004. Also restructuring expense payments of $6,059 were made during the current year. The financial uncertainty surrounding the Company during the first six months of the year resulted in certain vendors requiring shorter payment cycles. The Company is anticipating to returning to traditional payment terms as its financial strength improves. Also contributing to the cash used in financing activities were professional fees paid for the restructuring of the Company's debt and operational restructuring activities of $4,973.

The net cash used in operating activities for the nine months ending October 25, 2003 was primarily due to net losses offset by positive changes in operating assets and liabilities.

Cash flow generated from investing activities was $10,184 for the nine months ending October 30, 2004 compared to cash generated of $158 for the same period in the prior year. During the first six months of the year, the Company sold the Buffalo, New York, manufacturing facility, the facilities in Mexico, the Canadian facility and part of the Italian facility. These sales generated cash of $13,565, which was used to reduce debt. Capital expenditures were $3,381 and $4,326 for the nine months ending October 30, 2004 and October 25, 2003, respectively. The reduction in capital spending is the result of the Company effort to improve earnings by closing unproductive manufacturing facilities and outsourcing production to less expensive producers. The Company does not anticipate any significant capital spending for the remainder of the fiscal year.

Financing activities generated cash of $25,429 and $9,214 for the nine months ending October 30, 2004 and October 25, 2003, respectively. The Company increased its outstanding balance on the revolving credit facility to fund working capital needs.

On August 9, 2004 the Company completed the comprehensive restructuring of the existing indebtedness with its lenders, along with new covenants based upon current projections. The restructuring included the conversion of $30 million of principal amount of debt into an issuance of a total of 29.85 million shares of the common stock of the Company to the individual members of the lender group or their respective nominees. The common shares were issued in blocks proportionate to the amount of debt held by each lender. As of August 9, 2004 these shares of common stock represented approximately 62% of the outstanding shares of common stock of the Company. In addition to the debt to equity conversion, the Company received a new $30 million revolving credit facility from the lenders and restructured the balance of the existing indebtedness into a Tranche A loan of $125 Million and a Tranche B loan of approximately $80 million. All the restructured bank debt is secured by a first priority lien over substantially all of the Company's and its domestic subsidiaries' assets. The Tranche A loan will mature in three years and require amortization of principle based on available cash flow for the first two years and fixed amortization of $1.500 per quarter in the third year. Interest on the Tranche A loan will accrue at LIBOR (London Inter Bank Offered Rate) plus 6%-8.25% depending on the leverage to cash flow formula. The Tranche B loan will mature in 3 1/2 years with no required amortization. Interest on the Tranche B loan will accrue at LIBOR plus 13% with a maximum interest rate of 17%. The Tranche B loan has a Payment in Kind (PIK) option that permits for the compounding of the interest in lieu of payment. The debt and equity restructuring constituted a change in control of the Company. There are several employee benefit plans that have triggers if a change of control occurs. The appropriate plans were amended to allow the debt and equity transaction without triggering the change in control provision. In addition, the Shareholder Rights Plan was terminated.

The restructured debt agreement has several covenants including maximum total leverage ratio, cash interest coverage ratio, total interest coverage ratio, and consolidated minimum Earnings Before Interest Taxes Depreciation Amortization and Restructuring Expenses (EBITDAR). The new covenants are effective beginning with the quarter ending on January 29, 2005.

Working capital was $133,206 as of October 30, 2004 as compared to ($89,751) at January 31, 2004. The negative working capital at January 31, 2004 was primarily caused by the current classification of the revolving credit and note agreements.

During the second quarter, the Company has determined it will not make any scheduled remaining 2004 pension plan contributions in an effort to conserve cash. The Retirement Plan for Employees of Oneida Ltd. and the Retirement Income Plan for Employees of Buffalo China were previously frozen in the first quarter. The anticipated deferred plan contributions are approximately $6,500. This is in accordance with the Company's strategy of obtaining a waiver from the Internal Revenue Service that allows current year pension contributions to be deferred. The contributions related to 2003 plan year can not be waived and have been made during the third quarter as scheduled.

On September 20, 2004, the Pension Benefit Guarantee Corporation perfected their lien on Company assets as a result of non payment of scheduled contributions. The Company received a covenant waiver from the leaders. There was no compensation paid for the waiver.

Accounting Pronouncements

In May 2004, the financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 106-2 (FSP 106-2), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", which supersedes FSP 106-1. FSP 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) for employers that sponsor postretirement health care plans that provide prescription drug benefits. It also requires certain disclosure regarding the effect of the federal subsidy provided by the Act. This FSP is effective for the first interim or annual period beginning after June 15, 2004. As a result of the Company's decision to terminate the postretirement health care plan as discussed in Note 7, this accounting pronouncement will not apply.

Quantitative and Qualitative Disclosures about Market Risk

The Company's market risk is impacted by changes in interest rates and foreign currency exchange rates. Pursuant to the Company's policies, the Company does not hold or issue any significant derivative financial instruments.

The Company's primary market risk is interest rate exposure in the United States. Historically, the Company manages interest rate exposure through a mix of fixed and floating rate debt. The majority of the Company's debt is currently at floating rates. Based on floating rate borrowings outstanding at October 30, 2004, a 1 percentage point change in the rate would result in a corresponding change in interest expense of $2.3 million.

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

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer have carried out an evaluation, with the participation of the Company's management, of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, each has concluded that at the end of the period covered by this report the Company's "disclosure controls and procedures" are effective to insure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and regulations. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable not absolute assurance that it will detect or uncover failure within the Company to disclose material information otherwise required to be set fourth in the Company's periodic reports.

Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, nor any significant deficiencies or material weaknesses in such controls requiring corrective actions, subsequent to the date of their evaluation.

Forward Looking Information

With the exception of historical data, the information contained in this Form 10-Q, as well as those other documents incorporated by reference herein, may constitute forward-looking statements, within the meaning of the Federal securities laws, including but not limited to the Private Securities Litigation Reform Act of 1995. As such, the Company cautions readers that changes in certain factors could affect the Company's future results and could cause the Company's future consolidated results to differ materially from those expressed or implied herein. Such factors include, but are not limited to: changes in national or international political conditions; civil unrest, war or terrorist attacks; general economic conditions in the Company's own markets and related markets; availability or shortage of raw materials; difficulties or delays in the development, production and marketing of new products; financial stability of the Company's contract manufacturers, and their ability to produce and deliver acceptable quality product on schedule; the impact of competitive products and pricing; certain assumptions related to consumer purchasing patterns; significant increases in interest rates or the level of the Company's indebtedness; inability of the Company to maintain sufficient levels of liquidity; failure of the company of obtain needed waivers and/or amendments relative to it's finance agreements; foreign currency fluctuations; major slowdowns in the retail, travel or entertainment industries; the loss of several of the Company's key executives, major customers or suppliers; underutilization of, or negative variances at, some or all of the Company's plants and factories; the Company's failure to achieve the savings and profit goals of any planned restructuring or reorganization programs, including the failure to close the Sherrill, NY manufacturing facility on schedule and within budget; future product shortages resulting from the Company's transition to an outsourced manufacturing platform; international health epidemics such as the SARS outbreak; impact of changes in accounting standards; potential legal proceedings; changes in pension and medical benefit costs; and the amount and rate of growth of the Company's selling, general and administrative expenses.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              ONEIDA LTD.
                                              (Registrant)




Date: December 9, 2004            By: /s/ PETER J. KALLET
                                      -------------------------------------
                                      Peter J. Kallet
                                      Chairman of the Board, President and
                                      Chief Executive Officer





                                      /s/ ANDREW G. CHURCH
                                      -------------------------------------
                                      Andrew G. Church
                                      Senior Vice President and
                                      Chief Financial Officer