Form 10-K
period 2005-01-29
ONEIDA LTD
filed 2005-04-28
CIK 74585

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the fiscal year ended January 29, 2005         Commission File Number 1-5452

                                   ONEIDA LTD.
                             163-181 KENWOOD AVENUE
                           ONEIDA, NEW YORK 13421-2899
                                 (315) 361-3000

        NEW YORK                                         15-0405700
(State of Incorporation)                    (I.R.S. Employer Identification No.)

           Securities registered pursuant to Section 12(b) of the Act:


          Title of Class                    Name of exchange on which registered
          --------------                    ------------------------------------
Common Stock, par value $1.00 per                           None
  share with attached Preferred
      Stock purchase rights

           Securities registered pursuant to Section 12(g) of the Act:

             6% Cumulative Preferred Stock, par value $25 per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [_] NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [X] NO [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on a closing price of $1.52 per share reported on the Over the Counter Market on July 30, 2004 was approximately $24,256,046. For this calculation, registrant assumed its directors and executive officers are affiliates.

The number of shares of Common Stock ($1.00 par value) outstanding as of April 11, 2005, was 46,631,924.

                       Documents Incorporated by Reference

                                      None.

================================================================================

              This document (excluding exhibits) contains 90 pages.
                 The table of contents is set forth on page 1.
                     The Exhibit Index begins on page 86.

                                TABLE OF CONTENTS

                                                                                          Page
PART I
Item 1.     Business                                                                        2
            (a) General                                                                     2
            (b) Segments                                                                    3
            (c) Narrative Description of Business                                           3
                   Principal Products                                                       3
                   Manufacturing and Sourcing                                               3
                   Principal Markets                                                        4
                   Distribution                                                             4
                   Raw Materials                                                            5
                   Intellectual Property                                                    5
                   Licenses                                                                 5
                   Seasonality of Business                                                  5
                   Working Capital                                                          5
                   Customer Dependence                                                      6
                   Backlog Orders                                                           6
                   Market Conditions and Competition                                        6
                   Research and Development                                                 7
                   Environmental Matters                                                    7
                   Employment                                                               8
                   Risk Factors Which May Affect Future Results                             8
                   Company Information                                                      9
Item 2.     Properties                                                                      9
Item 3.     Legal Proceedings                                                              10
Item 4.     Submission of Matters to a Vote of Stockholders                                10

PART II
Item 5.     Market for the Company's Equity and Related Stockholder Matters                11
Item 6.     Selected Financial Data                                                        13
Item 7.     Management's Discussion and Analysis of Financial Conditions and Results of
            Operations                                                                     14
Item 7A.    Qualitative and Quantitative Disclosures About Market Risk                     26
Item 8.     Financial Statements and Supplementary Data
                      Index to Financial Statements and Supplementary Data                 26
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure                                                                     62
Item 9A.    Controls and Procedures                                                        63
Item 9B.    Other Information                                                              66

PART III.
Item 10.    Directors and Officers of the Registrant                                       66
Item 11.    Executive Compensation                                                         71
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related
            Transactions                                                                   76
Item 13.    Certain Relationships and Related Transactions                                 78
Item 14.    Principal Accountant Fees and Services                                         79

PART IV.
Item 15.    Exhibits, Financial Statement Schedule and Reports on Form 8-K                 79

            Signatures                                                                     81
            Consent of Independent Accountants                                            83-84
            Schedule II, Valuation and Qualifying Accounts                                 85
            Exhibit Index                                                                  86

                                     PART I

ITEM 1. BUSINESS.

a.   General.

The Company (unless otherwise indicated by the context, the term "Company" means Oneida Ltd. and its consolidated subsidiaries) was incorporated in New York in 1880 under the name Oneida Community, Limited. In 1935, the Company's name was changed to Oneida Ltd. It maintains its executive offices in Oneida, New York.

Since its inception, the Company has designed and marketed tableware - initially silverplated and, later, sterling and stainless steel flatware. By acquiring subsidiaries, entering into strategic distributorship and licensing arrangements and expanding its own tableware lines, the Company has diversified into the design and distribution of other tableware, kitchenware and gift items, most notably china dinnerware, silverplated and stainless steel hollowware, crystal and glass stemware, barware and giftware, cookware, cutlery and kitchen utensils and gadgets. This diversification has permitted the Company to progress toward its goal of becoming a "total tabletop" supplier.

Since 1999, the Company has gone through a number of significant changes that have redirected its focus from manufacturing to sourcing. These changes include the closure of the Canadian and Mexican flatware manufacturing facilities operated by the Company's Oneida Canada, Limited and Oneida Mexicana SA de SV subsidiaries in 1999 and 2004, respectively; the cessation of hollowware manufacturing at the Company's Sherrill, New York manufacturing facility in 1999, the sale of the Buffalo, New York dinnerware manufacturing facility operated by the Company's Buffalo China, Inc. subsidiary in 2004, the closure of the Mexican dinnerware manufacturing facility operated by Buffalo China, Inc.'s Ceramica de Juarez SA de CV subsidiary in 2004, the closure of the Italian and Chinese hollowware manufacturing facilities operated by the Company's Oneida Italy, srl and Oneida International, Inc. subsidiaries, respectively, in 2004, and the closure and sale of the Company's Sherrill, New York flatware manufacturing facility in March 2005. The Chinese hollowware manufacturing facility was sold in March 2005. With the March 2005 closure and sale of the Company's Sherrill, New York flatware manufacturing facility the Company will have completed its transition from a combination manufacturing and sourcing supplier to a supplier of products wholly sourced from third party manufacturers.

Coupled with these plant closures, several strategic acquisitions and supply arrangements have advanced the Company's presence and abilities in the tableware sourcing arena. In 1996, the Company acquired the assets of THC Systems, Inc., a leading importer and marketer of vitreous china and porcelain dinnerware for the Foodservice industry under the Rego tradename. In 1998 the Company acquired the assets of Stanley Rogers & Son, a leading importer and marketer of stainless steel and silverplated flatware to retail customers in Australia and New Zealand, and Westminster China, a leading importer and marketer of porcelain dinnerware to the foodservice, domestic tourism and promotion industries in Australia and New Zealand. In the summer of 2000 the Company acquired the assets of Sakura, Inc., a leading marketer of consumer ceramic, porcelain and melamine dinnerware and accessories; all outstanding shares of London-based Viners of Sheffield Limited, the leading marketer of consumer flatware and cookware in the U.K.; and all outstanding shares of Delco International, Ltd., a leading marketer of foodservice tableware to foodservice distributors, chains and airlines. In conjunction with the 2004 sale of the Company's Buffalo, New York dinnerware manufacturing facility, the Company entered into a supply agreement with the purchasers, Niagara Ceramics Corporation, whereby Niagara Ceramics will act as a key supplier of foodservice dinnerware. Similarly, the March 2005 sale of the Company's Sherrill, New York flatware manufacturing facility included a supply agreement with the purchaser, Sherrill Manufacturing Inc., whereby Sherrill Manufacturing will act as a key supplier of flatware and silverplating services.

The Company believes that this redirection of focus from manufactured to sourced product will help to maintain its ability to compete in the highly competitive tableware industry by permitting it to provide the widest range of products suited to its great variety of customers in the most timely, efficient and cost effective manner.

b.   Segments.

During 2004, the Company determined that it should have historically been reporting three reportable segments, as defined in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information": Foodservice, Consumer and International. Foodservice and Consumer segments operate in the US. The Company previously reported that its Tableware segment was grouped around three major product categories. The prior year disclosures have been restated to report these three segments. This change in segment reporting has no effect on reported earnings.

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

Information regarding the Company's operations by industry segments for the years ended January 29, 2005, January 31, 2004 and January 25, 2003 is contained in Part II, Item 8 of this Report.

c.   Narrative Description of Business.

Principle Products.

The Company divides its tableware products into four principle product categories: metalware, dinnerware, glassware and other tabletop accessories. Metalware is comprised of stainless steel, silverplated and sterling silver flatware (forks, knives, spoons and related serving pieces), stainless steel, silverplated and other metalic hollowware (bowls, trays, tea and coffee sets and related items), cutlery and metal and aluminum cookware. Dinnerware includes ceramic, porcelain and stoneware plates, bowls, cups, mugs, and a variety of related serving pieces. Glassware includes glass, non-leaded crystal and leaded crystal stemware, barware, serveware, giftware and decorative pieces. The Company, in recent years, expanded its product offerings beyond its main metalware, dinnerware and glassware product categories. These other tabletop accessories include ceramic and plastic serveware and decorative accessories, kitchen and table linens, picture frames and decorative pieces distributed primarily by the Company's Sakura and Kenwood Silver subsidiaries.

The percentages of metalware, dinnerware, glassware and other tabletop accessories sales to total consolidated sales for the fiscal years, which end in January, are as follows:

                              2005   2004   2003
                              ----   ----   ----
Metalware:                     59%    60%    60%
Dinnerware:                    32%    31%    31%
Glassware:                      7%     7%     7%
Other Tabletop Accessories:     2%     2%     2%

Manufacturing and Sourcing.

Prior to the plant closure and sale in March 2005, the principal source of the Company's highest end flatware was the Company's Sherrill, New York manufacturing plant. At present the Company is purchasing its highest-end flatware products from Sherrill Manufacturing Inc., the purchasers of the Sherrill manufacturing facility, as well as from several international suppliers. Following the plant closure and sale, all of the Company's moderate and low price-point flatware will be sourced from several international suppliers. The Company sources its stainless steel, silverplated and other metalic hollowware products and its cutlery and aluminum and stainless steel cookware from several international suppliers.

The Company's own branded dinnerware is sourced from several suppliers, both domestic and international. In addition, the Company is the exclusive distributor of dinnerware products manufactured by Schonwald and Noritake Co., Inc. to the U.S. Foodservice market.

As with dinnerware, the Company sources its glassware from several international suppliers and markets the glassware under its own name, and in certain cases, under the names of its suppliers, such as Inn Crystal.

The Company's other tabletop accessories are sourced from various domestic and international suppliers.

Principal Markets.

The Company's tableware operations serve three principal markets: Consumer, Foodservice and International.

Consumer focuses on individual consumers, and the Company's wide-ranging Consumer marketing activities include both retail and Consumer direct operations. The Company's retail accounts include national and regional department store chains, mass merchandise and discount chains, specialty shops and local establishments. The Company's Consumer direct accounts serve business customers in the premium, incentive, mail order, internet and direct selling markets. The Company also reaches consumers through its Kenwood Silver Company, Inc. subsidiary which plays a significant role in the marketing of the Company's products. Kenwood Silver Company, Inc. operates a chain of 36 Oneida Home outlet stores in resort and destination shopping areas across the United States featuring a variety of tableware and household items. The Company also markets its products via its web site, www.oneida.com, and 1-800-TSPOONS call center number.

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

Most Consumer orders are filled directly by the Company from its primary distribution center located in Sherrill, New York. For some accounts, however, orders are filled by a third party warehouses located in Santa Fe Springs, California and Miami, Florida.

While most Foodservice orders are filled directly by the Company from its primary distribution centers in Sherrill and Buffalo, New York, the Company also utilizes third party warehouses located in Miami, Florida, Chino, California, Wood Dale, Illinois and Atlanta, Georgia to service certain foodservice customers. In February 2005 the Company proposed the closure of its Buffalo, New York distribution center and the consolidation of those operations among its Sherrill, New York distribution center and various third party warehouses. On April 12, 2005 the Company announced its intention to proceed with the proposed closure and consolidation. The Company anticipates that this closure and consolidation will be completed by mid-2005.

The Company's International sales and marketing functions are overseen by the Company's various offshore offices. In the Americas, the Canadian market is served by the Company's Oneida Canada, Limited subsidiary's Mississauga, Ontario, Canada office, while the Mexican, Central and South American and Caribbean markets are served by the Company's Oneida, S.A. de C.V. subsidiary located in Mexico City. The Company's Oneida U.K. Limited subsidiary located in London serves the Company's European, African, Middle and Far Eastern markets, Asian and Pacific markets, and the Australian and New Zealand markets are served by the Company's Oneida Australia, Pty Ltd. subsidiary located in Melbourne, Australia. Beginning in 2005, the Company's London and Melbourne offices will share responsibility for the Asian and Pacific markets. In addition to these international Company operations, the Company also utilizes a network of independent representatives and distributors to market and sell the Company's products in countries and localities where the Company does not maintain its own offices or employees.

International orders for both Foodservice and Consumer products are filled by the Company from a variety of locations, including the Company's United States distribution center in Sherrill, New York, as well as the Company's international facilities in Niagara Falls, Canada, Roermond, Holland and Melbourne, Australia and a third party warehouse located in Guangzhou, China. In addition, many orders are shipped directly from the suppliers to the Company's international customers.

Raw Materials.

The principal raw materials used by the Company in its manufacture of metalware (manufacturing ceased in March 2005) were stainless steel, brass, silver and gold. These same raw materials are used by the Company's suppliers in their production of metalware. The raw materials used by the Company's dinnerware suppliers include various clays, flint, aluminum oxide and glass frite and the raw materials used by the Company's glass and crystal suppliers include sand, soda lime and magnesium. These materials were purchased by the Company and the Company's suppliers in the open market to meet current requirements and were available in adequate supply from multiple sources. Both the Company and its suppliers did, however, experience shorter supplies than normal of stainless steel, and as a result, increased stainless steel prices, during the fiscal year ended January 2005. This trend of shorter-than-normal supplies and increased prices of stainless steel is expected to continue at least through the end of the current fiscal year. Depending on the extent and duration of stainless steel supply shortages, and corresponding price increases, the Company's gross margins may be adversely affected.

Intellectual Property.

The Company owns and maintains many design patents in the United States and Canada. These patents, along with numerous copyrights, protect the Company's product designs and decorations. In addition, the Company has registered its most significant trademarks in the United States and many foreign countries. The Consumer, Foodservice and International operations use a number of trademarks and trade names which are extensively advertised and promoted, including ONEIDA, ABCO, BUFFALO CHINA, COMMUNITY, DELCO, HEIRLOOM, LTD, REGO, ROGERS, SAKURA, SANT'ANDREA and VINERS OF SHEFFIELD. Taken as a whole, the Company's intellectual property, especially the market recognition associated with the ONEIDA name, is a material, although intangible, corporate asset which is not recorded on the books.

Licenses.

The Company continues to explore opportunities to capitalize on the ONEIDA name in new product categories. One vehicle for this expansion has been licensing the ONEIDA name for use by third parties on products complementary to the Company's own core tableware lines. Such licenses include agreements with Bradshaw International, Inc., Connoisseurs Products Corporation, Robinson Knife Manufacturing Co., Inc. and Trendex Home Designs, Inc. for the manufacture and marketing of ONEIDA metal cookware and bakeware, ONEIDA silver and metal polishes, ONEIDA kitchen tools and accessories and ONEIDA kitchen and table linens, respectively. In addition, the Company also maintains license agreements that allow it to market lines of flatware under the WEDGEWOOD name, and lines of dinnerware, flatware, glassware and related accessories under the COCA-COLA names. New license additions during fiscal year ended January 2005 include an additional license agreement with Bradshaw International, Inc. that was a part of Bradshaw's purchase of the Company's Encore Promotions, Inc. subsidiary in August 2004. This additional license permits Bradshaw to market a variety of products, including flatware, dinnerware and cookware bearing the ONEIDA name through supermarkets and supermarket redemption programs. In addition, in November 2004 the Company and Anchor Hocking Company entered into an Agreement whereby Anchor Hocking will manufacture and market foodservice soda lime glassware bearing a joint ONEIDA BY ANCHOR name. Neither the terms nor the effects of any of the Company's license agreements are material.

Seasonality of Business.

Although Consumer operations normally do a greater volume of business during October, November and December primarily because of holiday-related orders for metalware, dinnerware and glassware products, the Company's businesses are not considered seasonal.

Working Capital.

The Company's working capital needs are primarily dictated by inventory levels, trade payables, outstanding receivables and the levels of other current liabilities. Other than cash flow provided from operating activities, the Company's primary source of working capital is its secured revolving credit facility. This facility provides cash for general corporate purposes. The current status of the Company's working capital is covered in more detail in Note 9 to the Company's Financial Statements included in Item 8 of Part II of this Report.

The Company generally maintains sufficient inventories of metalware, dinnerware, glassware and other products to respond promptly to orders. The levels of those inventories are dictated by anticipated sales and order backlog.

The Company's standard payment terms are net 30 days from date of invoice. Such terms are common in the tableware industry.

The Company's divisions and subsidiaries each have return policies, most of which require the Company's prior written authorization for all returns. Such return policies are common in the tableware industry. The Company has established an allowance for merchandise returns based on historical experience, product sell-through performance by product and by customer, current and historical trends in the tableware industry and changes in demand for its products. The accounting of such returns is discussed in greater detail in the "Revenue Recognition" section of Note 1 to the Company's Financial Statements included in Item 8 of Part II of this Report.

Customer Dependence.

The Company's customers are numerous and varied. They include, but are not limited to, domestic and international department stores, mass merchandise and discount chains, specialty shops, premium, incentive, mail order and internet customers, hotel and restaurant chains, airlines, cruise lines and foodservice distributors. No material part of the Company's business is dependent upon a single customer, the loss of which would have a materially adverse effect. In particular, no single Company customer accounts for 10% or more of the Company's sales. Notwithstanding, each of the Consumer and Foodservice segments could be materially affected by the loss of any one of that segment's most significant customers, the simultaneous loss of several of either the Consumer or Foodservice segments' most significant customers would most certainly have a materially adverse effect on not only that segment's business, but also the business of the Company as a whole.

Backlog Orders.

The Company had outstanding orders of $24,861,615 as of April 4, 2005 and $33,426,203 as of March 29, 2004. This backlog is expected to be filled during the current fiscal year. The Company does not believe that backlog is indicative of its future results of operations or prospects. Although the Company seeks commitments from customers well in advance of shipment dates, actual confirmed orders are typically not received until close to the required shipment dates.

Market Conditions and Competition.

The Company distributes a complete line of stainless steel, silver plated and sterling flatware. The Company is one of the largest distributors of stainless steel and silver plated flatware in the world. The Company's dinnerware, hollowware and crystal and glass lines, along with its flatware lines, make the Company a truly complete tableware supplier. Notwithstanding the Company's prominence in the markets it serves, the tableware business is highly competitive. The Company faces competition from a number of domestic companies, such as Libbey, Lenox and Pfaltzgraff, that market both imported and domestically manufactured lines and from hundreds of importers engaged exclusively in marketing foreign-made tableware products. In recent years, there is also competition from department and specialty stores and foodservice distributors and establishments that import foreign-made tableware products under their own private labels for their sale or use. The Company strives to maintain its market position through product diversity, design innovation, sourcing expertise, innovative manufacturing partnerships and brand strength, the latter especially among consumers.

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

The principal factors affecting International competition are brand recognition, design, and quality. Other factors affecting the Company's participation in the International market include competition with local suppliers and high import duties, both of which increase the Company's costs relative to local producers, as well as the Company's inability to distribute certain of its product lines world-wide due to manufacturer-imposed sales restrictions.

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

Environmental Matters.

The Company's operations are subject to environmental laws and regulations enforceable by national, state and local authorities, including those pertaining to air emissions, wastewater discharges, toxic substances, and the handling and disposal of solid and hazardous wastes. These laws and regulations provide, under certain circumstances, a basis for the remediation of contamination, as well as personal injury and property damage claims. The Company has incurred costs and capital expenditures in complying with these laws and regulations. With the closure of its last owned and operated manufacturing facility in March 2005, the Company anticipates that the environmental compliance costs associated with its continuing operations will be significantly lower than during the operation of its manufacturing facilities. The Company does not anticipate that compliance with federal, state and local environmental laws and regulations will have any material effect upon the capital expenditures, earnings or competitive position of the Company. Other than as set forth below, the Company does not anticipate any material capital expenditures for environmental controls or remediation for the remainder of the current fiscal year ending January 2006 or the succeeding fiscal year ending January 2007.

In March 2004 a Focused Phase II Environmental Assessment was conducted of the Company's Buffalo China, Inc. manufacturing facility in Buffalo, New York in connection with the sale of that facility to Niagara Ceramics Corporation. This Focused Phase II Environmental Assessment discovered a reportable event relative to the presence of petroleum on that site. On March 15, 2004 the Company reported the presence of the petroleum to the New York State Department of Environmental Conservation (the "NYS DEC") and on June 16, 2004 provided a Petroleum Release Remediation Work Plan to the NYS DEC relative to this site. Remediation Work was completed in December 2004.

Based on the data the Company provided to the NYS DEC as part of its March 15, 2004 petroleum release report, the NYS DEC requested a site-wide lead investigation work plan. In response to this request, in June 2004, the Company provided the NYS DEC with a complete copy of the March, 2004 Focused Phase II Environmental Assessment report, which included the results of general facility-wide lead and other hazardous substance testing. On January 14, 2005 a meeting was held with the NYS DEC to discuss their concerns regarding possible lead and other hazardous waste contamination at the former Buffalo China, Inc. manufacturing site and the adjacent Buffalo China, Inc. distribution center which remains in operation by Buffalo China, Inc. Following this meeting Buffalo China, Inc. agreed to perform additional testing in the area of the 2004 petroleum remediation to determine if lead or other hazardous substances were present, and if so, the extent of the presence. That testing work began in February 2005. Also in February 2005, the New York State Department of Environmental Conservation raised the additional concerns of lead and trichloroethylene contamination at the former Buffalo China, Inc. manufacturing facility which was sold to Niagara Ceramics in March 2004 and for which Buffalo China, Inc. retains environmental liability through the Fall of 2005. The Company's Buffalo China, Inc. subsidiary plans to continue to work with the New York State Department of Environmental Conservation to reach a mutually-acceptable resolution of these issues. As of the date of this Report not all testing necessary to determine the full nature and extent of the contamination has been completed. Notwithstanding, at this early juncture, the Company has reserved $1,400,000 related to this matter based on estimates prepared by an external environmental consultant hired by the Company.

On April 20, 2005 the Company received notice from the US Environmental Protection Agency of potential liability for clean up of a site owned and used by its former subsidiary, Leavens Manufacturing Co, Inc. The extent of the Company's liability, if any, cannot be reasonably estimated as of the date of this filing.

Employment.

The Company and its subsidiaries employed approximately 916 employees in domestic operations and 324 employees in foreign operations as of March 28, 2005. The Company maintains positive relations with its domestic and foreign employees. With the exception of its Buffalo China, Inc. subsidiary, the Company's facilities are not unionized. The employees of Buffalo China, Inc.'s distribution facility in Buffalo, New York are represented by the Glass, Molders, Pottery, Plastics & Allied Workers International Union AFL-CIO, CLC and its local union No. 76A. The current collective bargaining agreement between Buffalo China, Inc. and the Glass, Molders, Pottery, Plastics & Allied Workers International Union AFL-CIO, CLC and its local union No. 76A expires on July 31, 2005. As of the date of this Report the Company and the Glass, Molders, Pottery, Plastics & Allied Workers International Union AFL-CIO, CLC and its local union No. 76A are in the process of negotiating an agreement that will terminate the collective bargaining agreement in conjunction with the 2005 closure of the Buffalo China, Inc. distribution facility. The Company has experienced no work stoppages or strikes in the past five years.

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

Financial and Administrative Risks

The costs of the Company's day-to-day operations are subject to numerous and varied risks including, but not limited to, increases or fluctuations in interest rates, level of Company indebtedness, ability of the Company to maintain sufficient levels of liquidity, failure of the Company to comply with the covenants included in the Second Amended and Restated Credit Agreement (or obtain needed waivers and amendments to its financing agreements), failure of the Company to obtain equity capital, deterioration of the creditworthiness of significant customers; impact of changes in accounting standards; increases in pension and medical benefit costs; decreases in the Company's stock price, amount and rate of growth of the Company's selling, general and administrative expenses; potential legal proceedings; adverse regulatory developments and the loss of one of more key employees. The Company's primary financing agreements contain various financial covenants, including a restriction limiting the Company's total debt outstanding to a pre-determined multiple of the prior rolling twelve months earnings before interest, taxes, depreciation, amortization, and restructuring expense (EBITDAR). The Company was in compliance with its covenants as of January 29, 2005, but anticipated violating the covenants at the end of the second quarter of the fiscal year ending January 28, 2006. As a result, in March 2005 the Company began discussing amendments to those covenants with its lenders. On April 7, 2005, the Company's lending syndicate approved an amendment to the Company's credit agreement providing less restrictive financial covenants (beginning with the first quarter of the fiscal year ending January 2006), consenting to the sale of certain non-core assets, and authorizing the release of certain proceeds from the assets sold. The revised financial covenants extend through the fiscal year ending January 2007. Therefore, as a result of the amendment to the credit agreement described above and the additional actions taken by the Company during the fiscal year ended January 29, 2005 and subsequent to the balance sheet date, the Company's Independent Registered Public Accounting Firm has excluded the "Going Concern" explanatory paragraph from their report dated April 14, 2005 that was previously included in the Independent Registered Public Accounting Firm's report, dated April 30, 2004, for the prior fiscal year ended January 31, 2004. Notwithstanding this amendment, and although not anticipated, the Company could default in compliance with various of the covenants and provisions of its Credit Agreement. These defaults, if unremediated, could cause the lenders to declare the principal outstanding to be payable immediately. Such an event would create an immediate and material liquidity crisis for the Company.

Production and Procurement Risks

Following the closure of its Sherrill, New York flatware manufacturing facility, the Company will source substantially all of its products overseas, primarily from third party manufacturers in the Far East. This overseas sourcing subjects the Company to the numerous risks of doing business abroad, including but not limited to, rapid changes in economic or political conditions, civil unrest, political instability, war, terrorist attacks, international health epidemics such as the SARS outbreak, strikes or labor disputes, currency fluctuations, increasing export duties, trade sanctions and tariffs, difficulties or delays in production or shipment of products, variations in product quality and souring of supplier relationships.

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

ITEM 2. PROPERTIES.

As of April 11, 2005, the principal properties of the Company and its subsidiaries are situated at the following locations and have the following characteristics:

                                                               Approximate Square Footage
                                                               --------------------------
                                                                    Owned      Leased
                                                                   -------     ------
Buffalo, New York        Offices and Warehouse                     203,000(1)
Oneida, New York         Executive Administrative Offices           95,000
Sherrill, New York       Offices and Warehouse                     206,000(2)
Sherrill, New York       Former Knife Manufacturing Facility       135,000
Melbourne, Australia     Offices and Warehouse                                 60,000
Niagara Falls, Canada,   Offices and Warehouse                                 26,000
London, England          Offices                                               30,000
Mexico City, Mexico      Offices and Warehouse                                 32,000

(1): Ownership of the 203,000 square foot Buffalo, New York office and warehouse property was transferred to the Erie County Industrial Development Agency on February 29, 2000 in exchange for various tax concessions from the county. The property will remain in the ownership of the Erie County Industrial Development Agency for a term of fifteen years, upon the expiration of which the property will be conveyed back to Buffalo China. The property is recorded on the Company's books for GAAP purposes.

(2): Ownership of the 206,000 square foot Sherrill, New York warehouse and office property was transferred to the Oneida County Industrial Development Agency on February 25, 2000 in exchange for various tax concessions from the county. The property will remain in the ownership of the Oneida County Industrial Development Agency for a term of fifteen years, upon the expiration of which the property will be conveyed back to the Company. The property is recorded on the books for GAAP purposes.

In addition to the above properties owned by the Company, the Company also owns approximately 400 additional acres in the cities of Sherrill and Oneida and the town of Vernon, New York.

In addition to the leased properties described above, the Company also leases offices and/or showrooms in New York City and Melville, New York, Mississauga, Canada and Gvanhzhou, China. The Company leases retail outlet space in numerous locations throughout the United States through its subsidiary, Kenwood Silver Company, Inc., in several locations in Europe through its subsidiary, Oneida U.K. Limited and in several locations in Australia through its Oneida Australia PTY Ltd. subsidiary.

On March 22, 2005 the Company completed the sale of the real estate associated with its main flatware manufacturing operation in Sherrill, New York. As such, this facility is not listed in the schedule above.

All of the Company's buildings are located on sufficient property to accommodate any further expansion or development planned over the next five years. The properties are served adequately by transportation facilities, are well maintained and are adequate for the purposes for which they are intended and used.

ITEM 3. LEGAL PROCEEDINGS.

The Company is involved in various routine legal proceedings incidental to the operation of its business. The Company does not believe that it is reasonably possible that any ongoing or pending litigation will have a material effect on the future financial position, net income or cash flows of the Company. Notwithstanding the foregoing, legal proceedings involve an element of uncertainty. Future developments could cause these legal proceedings to have a material adverse effect on the Company's future financial statements.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF STOCKHOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 29, 2005.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S EQUITY AND RELATED STOCKHOLDER MATTERS.

Stock Exchange Listing

The Company's Common Stock is traded on the over-the-counter market under the symbol ONEI. Until May 11, 2004 the Company's Common Stock had traded on the New York Stock Exchange ("NYSE") under the symbol "OCQ". Effective May 11, 2004 the NYSE suspended trading of the Company's Common Stock because the Company had fallen below the NYSE's continued listing standards for global market capitalization and total stockholders' equity.

Dividends and Price Range of Common Stock

The total number of stockholders of record at January 29, 2005 was 3,213. The following table sets forth the high and low sale prices per share of the Company's Common Stock and cash dividends declared for the quarters in the Company's fiscal years ended January 2005 and 2004.

           JANUARY 2005
          -------------

Fiscal                    Dividends
Quarter    High    Low    Per Share
-------   -----   -----   ---------
First     $5.69   $4.88       $0
Second     1.74     .70        0
Third      1.81    1.14        0
Fourth     3.08    1.67        0

            JANUARY 2004
          ---------------

 Fiscal                     Dividends
Quarter    High      Low    Per Share
-------   ------   ------   ---------
First     $11.37   $10.14      $.02
Second     11.10     5.85         0
Third       6.53     2.86         0
Fourth      6.11     4.05         0

Equity Compensation Plans

The following table Summarizes information about the Company's equity compensation plans as of January 29, 2005. All Outstanding awards relate to the Company's common stock.

                      Equity Compensation Plan Information

                                      (a)                      (b)                       (c)
                            -----------------------   --------------------   --------------------------
                                                                                Number of Securities
                                                                               Remaining Available for
                            Number of Securities to     Weighted-Average        Issuance Under Equity
                            be issued Upon Exercise     Exercise Price of        Compensation Plans
Plan                        of Outstanding Options,   Outstanding Options,   (Excluding Securities Plan
Category                      Warrants and Rights      Warrants and Rights     Reflected in Column (a))
--------                    -----------------------   --------------------   --------------------------
Equity Compensation
  Plans Approved by
  Stockholders (1) ......          1,043,770                 $17.10                 1,524,650(2)

Equity Compensation
  Plans Not Approved
  by Stockholders (3) ...                  0                      0                         0

Total ...................          1,043,770                 $17.10                 1,524,650(2)

(1) Includes the 1987 Stock Option Plan, 1998 Stock Option Plan, 2002 Stock Option Plan, 1998 Non-Employee Directors Stock Option Plan, as amended, 2000 Non-Employee Directors Equity Plan, 2003 Non-Employee Directors Stock Option Plan, as amended, and Amended and Restated Restricted Stock Award Plan.

(2)  Includes shares remaining authorized for issuance in the following amounts:
     1987 Stock Option Plan - 0; 1998 Stock Option Plan - 0; 2002 Stock Option Plan - 1,323,180; 1998 Non-Employee Directors Stock Option Plan - 0; 2000 Non-Employee Directors Equity Plan - 23,333; 2003 Non-Employee Directors Stock Option Plan - 133,000; and Amended and Restated Restricted Stock Award Plan - 45,137. Despite the fact that these shares remain authorized for issuance per the terms of the noted Plans as of the date of this Report, the Company has less than 1,524,650 shares of authorized Common Stock available to issue upon exercise should these options be granted.

(3) There are no equity compensation plans that have not been approved by the Company's Stockholders.

ITEM 6. SELECTED FINANCIAL DATA.

FIVE YEAR SUMMARY
   ONEIDA LTD.

 (Millions except per share and share amounts)
                Year ended January                  2005      2004      2003      2002      2001
-------------------------------------------------------------------------------------------------
OPERATIONS
   Net sales ..................................   $ 415.0   $ 453.0   $ 491.9   $ 509.1   $ 524.3
   License fees ...............................       2.4       1.5       1.4       1.5       1.2
   Gross margins ..............................      91.9     103.6     155.2     161.8     160.7
   Depreciation and amortization expense ......      12.1      11.8      13.9      13.8      14.8
   Operating (loss) income ....................     (85.0)    (56.9)     25.4      27.7      20.4
   Net (loss) income ..........................     (51.1)    (99.2)      9.2       7.0      (3.1)
   Cash dividends declared:
      Preferred stock .........................       0.0       0.0        .1        .1        .1
      Common stock ............................       0.0       0.4       1.3       2.0       5.7
PER SHARE OF COMMON STOCK
   Net (loss) income - diluted ................     (1.68)    (5.98)      .55       .42      (.20)
   Dividends declared .........................      0.00      0.02       .08       .17       .35
   Net income (loss) - basic ..................     (1.68)    (5.98)      .55       .42      (.20)
FINANCIAL DATA
   Total assets ...............................     328.8     441.5     525.1     543.9     619.3
   Working capital ............................      87.5     (89.8)    179.1     199.6     214.9
   Total debt .................................     216.5     230.9     234.0     271.6     300.1
   Stockholders' (deficit) equity .............      (3.6)     22.6     129.4     124.1     122.5
SHARES OF CAPITAL STOCK (in thousands)
   Outstanding at end of year:
      Preferred ...............................        86        86        86        86        87
      Common ..................................    47,781    16,734    16,598    16,523    16,388
   Weighted average number of common shares
      outstanding during the year - diluted ...    30,450    16,606    16,581    16,519    16,387
   Weighted average number of common shares
      outstanding during the year - basic .....    30,450    16,606    16,540    16,468    16,300

In 2005 and 2004, the Company has taken actions to redirect its manufacturing platform from a combination manufacturing and outsourcing model to a supplier of products wholly sourced from third party manufacturers. The transition was taken to increase the Company's margins. Therefore, Company margins and inventory levels for the past five years may not be indicative of future results.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Executive Summary

The Company experienced operating losses of $84,997 and $56,878 for the years ended January 29, 2005 and January 31, 2004 respectively. The following table summarizes the Company's operating losses which included adjustments related to the plan of restructuring.

                                            January 29, 2005   January 31, 2004
                                            ----------------   ----------------
Operating Loss ..........................       $(84,997)          $(56,878)
Restructuring (income) expense ..........           (323)             9,001
Impairment loss on depreciable assets ...         37,314             18,604
Impairment loss on intangible assets ....         19,836              1,300
Gain on the disposal of fixed assets ....         (4,573)            (2,737)
                                                --------           --------
Operating loss, net of restructuring
   and related charges ..................       $(32,743)          $(30,710)
                                                ========           ========

During the past year, the Company identified and implemented a number of initiatives to return to profitability, increase liquidity and compete in a changing marketplace. These include:

     o    Reducing product costs;

     o    Reducing operating costs;

     o    Reducing inventory levels

     o    Restructuring debt;

     o    Rationalizing underperforming assets; and

     o    Reducing employee benefits

     o Amendment of the Company's credit agreement providing less restrictive financial covenants, consenting to the sale of certain non-core assets, and authorizing the release of certain proceeds from the assets sold subsequent to year-end (see Note 18).

Additionally, certain members of the executive management team have taken a reduction in compensation to assist the Company's return to profitability.

Therefore, as a result of the actions taken during the fiscal year ended January 29, 2005 and subsequent to the balance sheet date, the Company's Independent Registered Public Accounting Firm has excluded the "Going Concern" explanatory paragraph from their report dated April 14, 2005 that was previously included in the Independent Registered Public Accounting Firm's report, dated April 30, 2004, for the prior fiscal year ended January 31, 2004.


Reducing product costs

The Company continues to reduce product costs by closing facilities with high operating costs and outsourcing product lines to low cost producers.

On September 9, 2004, the Company announced the closing of the Sherrill, NY flatware manufacturing facility. The Company has experienced unfavorable manufacturing variances (which are a cost accounting measurement that are reflected as period costs in the cost of goods sold section of the statement of operations) of $19,926 during the year ended January 29, 2005 from the facility as a result of unsustainably high operating costs. On March 22, 2005, the Company sold certain factory buildings located in Sherrill, NY and associated materials and supplies to Sherrill Manufacturing, Inc. The Oneida name and all other active Oneida trademarks and logos remain the property of the Company. Sherrill Manufacturing, Inc. is an independent supplier to the Company

The Buffalo, NY factory buildings and associated materials and supplies were sold to Niagara Ceramics Corporation on March 12, 2004. The Company experienced unfavorable manufacturing variances and previously announced the closing of the Buffalo, NY manufacturing facility in 2003.

During 2003, the Company announced the closing of two manufacturing facilities in Mexico, a facility in Italy and a facility in China. The facilities were closed during the fourth quarter of the year ending January 31, 2004 or the first quarter of the ending January 29, 2005.

The proceeds generated from these sales were used to reduce the Company's debt. The products previously manufactured by these facilities have been outsourced to lower cost producers.

Reducing operating costs and inventory levels

In an effort to increase liquidity, the Company has reduced gross inventory levels by $24,094 since January 31, 2004. As a result of the reduced inventory levels, the Company was able to reduce warehouse requirements and distribution expense. During 2003, the Company announced the closing of the Niagara Falls, Canada warehousing facility. The facility was sold during July, 2004. Furthermore, during the third quarter of fiscal 2005 the Company closed the Nashville, Tennessee warehouse and is no longer utilizing a warehousing service provider located in Piedmont, North Carolina.

On November 18, 2004 the Company announced a licensing agreement with the Anchor Hocking Company, a leading glassware company. Under the agreement, approximately $2.0 million of existing glassware inventory was sold to Anchor Hocking. Additionally, the Company licensed the "Oneida" name and receives licensing fees based on sales levels. The agreement allows the Company to reduce working capital requirements and provides a business partnership with an industry leader in glassware.

On April 12, 2005, the Company announced the closure of the warehouse facility located in Buffalo, NY. The inventory previously warehoused in Buffalo, NY will be warehoused in the Company's existing facilities.

Restructuring debt

In order to provide additional liquidity necessary to continue the Company's operating initiatives, a comprehensive restructuring of the existing indebtedness with its lenders, along with new covenants based upon current financial projections was completed during the third quarter of fiscal 2005.
The restructuring included the conversion of $30 million of principal amount of debt into an issuance of a total of 29.85 million shares of the common stock of the Company to the individual members of the lender group or their respective nominees. The common shares were issued in blocks proportionate to the amount of debt held by each lender. As of August 9, 2004 these shares of common stock represented approximately 62% of the outstanding shares of common stock of the Company. In addition to the debt to equity conversion, the Company received a new $30 million revolving credit facility from the lenders and restructured the balance of the existing indebtedness into a Tranche A loan of $125 Million and a Tranche B loan of approximately $80 million. All the restructured bank debt is secured by a first priority lien over substantially all of the Company and its domestic subsidiaries' assets. The Tranche A loan will mature in three years and require amortization of principal based on available cash flow and fixed amortization of $1,500 per quarter beginning in the third year. Interest on the Tranche A loan will accrue at LIBOR (London Inter Bank Offered Rate) plus 6%-8.25% depending on the leverage ratio. The Tranche B loan will mature in 3 1/2 years with no required amortization. Interest on the Tranche B loan will accrue at LIBOR plus 13% with a maximum interest rate of 17%. The Tranche B loan has a Payment in Kind (PIK) option that permits for the compounding of the interest in lieu of payment. The debt and equity restructuring constituted a change in control of the Company. There are several employee benefit plans that have triggers if a change of control occurs. These effected plans were amended to allow the debt and equity transaction without triggering the change in control provision. In addition, the Shareholder Rights Plan was terminated.

The restructured debt agreement has several covenants including maximum total leverage ratio, cash interest coverage ratio, total interest coverage ratio, and consolidated minimum Earnings Before Interest, Taxes, Depreciation, Amortization and Restructuring Expenses (EBITDAR). The Company was in compliance with its covenants as of January 29, 2005, but anticipated violating the covenants at the end of the second quarter of the fiscal year ending January 28, 2006. As a result, in March 2005 the Company began discussing amendments to those covenants with its lenders. On April 7, 2005, the Company's lending syndicate approved an amendment to the Company's credit agreement providing less restrictive financial covenants (beginning with the first quarter of the fiscal year ending January
2006), consenting to the sale of certain non-core assets, and authorizing the release of certain proceeds from the assets sold. The revised financial covenants extend through the fiscal year ending January 2007. Therefore, as a result of the amendment to the credit agreement described above and the additional actions taken by the Company during the fiscal year ended January 29, 2005 and subsequent to the balance sheet date, the Company's Independent Registered Public Accounting Firm has excluded the "Going Concern" explanatory paragraph from their report dated April 14, 2005 that was previously included in the Independent Registered Public Accounting Firm's report, dated April 30, 2004, for the prior fiscal year ended January 31, 2004.

Rationalizing underperforming assets

The Company conducted a rationalization of underperforming assets during the fiscal year ended January 29, 2005.

On August 28, 2004 the Company completed the sale of substantially all of the assets of its Encore Promotions Inc. subsidiary and has entered into a licensing agreement with the buyer. The sale reduced inventory by approximately

$12,300. The proceeds from the sale reduced debt and the licensing agreement provides an avenue to offer Oneida-branded products under the licensing agreement to the supermarket industry.

During fiscal 2005, the Company closed 17 unprofitable Oneida Home stores. An additional five unprofitable Oneida Home Stores are currently scheduled to be closed during the quarter ending April 30, 2005.

Reducing employee benefits

In order to improve liquidity and increase operating profits, the Company significantly reduced employee benefits. During the quarter ended May 1, 2004, the Company froze the Retirement Plan for the Employees of Oneida Ltd., and the Retirement Income Plan for Employees of Buffalo China, Inc. and terminated medical and drug benefits under the Oneida Ltd Retiree Group Medical Plan. During the second quarter ended July 31, 2004, the Company terminated the Long Term Disability Plan, the Oneida Limited Security Plan, and froze the Supplemental Executive Retirement Plan. The Company did not issue purchase options under the Employee Stock Purchase Plan and the 2002 Executive Stock Option Plan. Additionally the Company increased the co-pays and deductibles associated with the Oneida Sterling Health Plan.

In order to conserve cash flow, the Company is attempting to defer approximately $7,811 of required contributions to the Retirement Plan for the Employees of Oneida, Ltd. during 2005 by obtaining a waiver from the Internal Revenue Service.

In summary, the Company believes these initiatives will enhance profitability and increase liquidity. If the Company is unable to achieve its operating and strategic objectives, the Company may need to raise additional capital, obtain further covenant waivers or credit agreement amendments from its lenders or seek additional investors. There can be no assurance that the Company will be successful in any or all of these endeavors, and failure may affect the Company's ability to continue to operate its business.

                                    For the twelve Months Ended
                        ------------------------------------------------------
                        January 29, 2005   January 31, 2004   January 25, 2003
                        ----------------   ----------------   ----------------
Net Sales:
   Foodservice..........    $183,056           $193,326           $201,393
   Consumer.............     147,435            175,250            202,638
   International........      84,545             84,399             87,844
      Total.............     415,036            452,975            491,875
Gross Margin............      91,881            103,594            155,217
   % Net Sales..........        22.1%              22.9%              31.6%
Operating Expenses......     176,878            160,472            129,864
   % Net Sales..........        42.6%              35.4%              26.4%

Fiscal year ended January 2005 compared with fiscal year ended January 2004 (Thousands of dollars, except per share data)

Results of Operations

Consolidated net sales for the twelve months ended January 29, 2005 decreased $37,939 (8.4%) as compared to the same period in the prior year.

Foodservice

Net sales of Foodservice products decreased by $10,270 (5.3%) over the same period in the prior year. The financial uncertainty surrounding the Company during the first six months of the current operating year resulted in certain chain restaurants purchasing higher quantities in the first quarter as a hedge against potential product flow disruptions. In addition, this also resulted in certain customers opting to dual source. The dual sourcing contributed to reduced sales in the third and fourth quarters. Temporary product shortages incurred during the first three quarters of the year added to the decline in sales as compared to the prior year.

Consumer

Net sales of Consumer products decreased by $27,815 (15.9%) over the same period in the prior year. On August 28, 2004, substantially all of the assets of the Encore Promotions subsidiary were sold and the Company entered into a licensing agreement with the buyer. Encore accounted for $12,318 of sales in the current year compared with $26,305 in the prior year, resulting in a year-over-year reduction of $13,987. In addition, during the current operating year, 17 unprofitable Oneida Home Stores were closed. The closed Oneida Home Stores contributed sales of $6,305 in the year ended January 29, 2005 compared to $7,752 for the year ended January 31, 2004. Overall, the table-top retail industry demand has decreased in the year resulting in reduced sales. Also contributing to the reduced sales were temporary shortages in certain product lines, precipitated by delivery issues and late shipments from certain foreign vendors.

International

Net sales from the International division were comparable to the same period in the prior year. A decrease attributed to reduced volume in the European and Latin American markets was offset by increased volume in the Australian market. The positive impact of foreign exchange translation was $745.

Gross Margins

Gross margin for the year ended January 29, 2005 was $91,881 (or 22.1% as a percentage of net sales), as compared to $103,594 (22.9%) for the same period in the prior year. The majority of the gross margin decline was attributed to the $36,976 reduction in revenues from the prior year and unfavorable product mix experienced by the Foodservice and Consumer segments. Offsetting this adverse margin effect was the favorable impact resulting from the closure of the aforementioned manufacturing facilities and outsourcing of production, which partially eliminated unfavorable variances and increased margins by approximately $15,851. Finally, gross margins were also unfavorably impacted by a $7,105 increase in inventory write-downs during the fiscal year ended January 29, 2005. In 2005 and 2004 (and first quarter of the 2006 fiscal year), the Company has taken actions to redirect its manufacturing platform from a combination manufacturing and outsourcing model to a supplier of products wholly sourced from third party manufacturers. This transition was taken to help increase the Company's gross margins. The future gross margins will not be materially affected by negative variances through the manufacturing process.

Operating Expenses

Consolidated operating expenses for the year ended January 29, 2005 were $176,878, compared to $160,472 for the same period in the prior year. The majority of the net $16,406 increase in expense is attributed to a $37,246 increase in impairment losses, partially mitigated by reductions in distribution costs of $4,505, reduction in selling expenses related to closures of $6,024, increases in gain on disposal of fixed assets of $1,836, and reductions in distribution costs and employee benefit related expenses of $1,803. The $37,246 increase in impairment loss during the fiscal year ended January 29, 2005 is attributed to the following:

     o Impairment loss on depreciable assets for the Sherrill, NY manufacturing facility and Buffalo, NY distribution facility, were recorded in the amount of $37,314 for the year ended January 29, 2005. The prior year's impairment charges of $18,604 related to the Buffalo, NY manufacturing facility, discontinuance of certain glass and crystal lines, and Oneida Home Store closures. See Note 3 for further details regarding impairment charges.

     o Impairment loss on intangible assets of $19,836 during the current year is attributed to the combination of the current year goodwill impairment at the United Kingdom operation of $15,509 and the write-down of barter credits of $4,327.

Other Income and Expense

Other Income was $66,550 for the year ended January 29, 2005, compared to $2,654 for the year ended January 31, 2004. This increase is primarily the result of a decision by the Company to terminate the Oneida Ltd. Retiree Group

Medical Plan, the Long Term Disability and the Oneida Limited Security Plans. The plan terminations resulted in a one-time benefit of $65,684.

Other Expense was $7,190 for the year ended January 29, 2005 compared to $3,051 for the year ended January 31, 2004. This increase is primarily the result of a decision by the Company to freeze benefit accruals for two of its retirement plans and the Restoration Plan. The plan amendments resulted in plan curtailment charges of $3,565. Additionally, the Company recorded a reserve for $1,400 associated with estimated environmental remediation costs for the year ended January 29, 2005.

Interest Expense Including Amortization of Deferred Financing Costs

Interest expense, including amortization of deferred financing costs, increased by $5,964 (35.8%) for the year ended January 29, 2005, versus the prior year, primarily as a result of higher effective interest rates on the Company's restructured debt. Also contributing to the increased expense is the amortization of deferred financing costs associated with the restructured debt.

Income Tax Expense (Benefit)

The Company continues to provide a full valuation allowance against its net deferred tax assets. The provision for income taxes as a percentage of loss before income taxes was (5.91%) or $2,855, for the year ended January 29, 2005, as compared to (34.16%), or $25,263, in the prior year. The provision for income taxes for the current year is primarily comprised of foreign tax expense related to foreign operations and domestic deferred tax liabilities recognized on indefinite long-lived intangibles. The Company continues to provide a full valuation allowance against its domestic net deferred tax assets and the net deferred tax assets of the United Kingdom operation. The Company has not recorded any tax benefits relative to losses incurred in the current year, since it is more likely than not that the resulting asset would not be realized. The Company will continue to maintain a valuation allowance until sufficient evidence exists to support its reversal.

During the first quarter ended May 1, 2004, the Company recognized two significant events that impact the current year taxes. The Company announced the termination of the Oneida Ltd. Retiree Group Medical Plan, resulting in income recognition of $61,973. The inclusion of this income in the current year domestic tax calculation produced no tax expense since the deferred tax asset is realized and the valuation allowance previously recognized against that asset was reversed. Also, the Company amended two of its pension plans to freeze benefit accruals and, as a result, recognized a charge of $2,577. The inclusion of this charge in the current year domestic tax calculation produced no tax benefit because a full valuation allowance is recorded against the deferred tax asset resulting from this item.

The following table summarizes the Company's provision for income taxes and the related effective tax rates:

                                                For the Year Ended
                                       -----------------------------------
                                       January 29, 2005   January 31, 2004
                                       ----------------   ----------------
Income (loss) before income taxes...       $(48,274)          $(73,948)
Provision for income taxes..........          2,855             25,263
Effective tax rate..................          (5.91%)           (34.16%)

Fiscal year ended January 2004 compared with fiscal year ended January 2003 (Thousands of dollars, except per share data)

For the fiscal year ended January 31, 2004, the accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Results of Operations

Net Sales

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

Gross Margins

Consolidated gross margin was $103,594 or 22.9% in 2004, as compared to $155,217 or 31.6% in the prior year. Current year's lower net sales resulted in the manufacturing plants operating at lower volumes generating inefficiencies and increased costs. Additional unfavorable manufacturing variances were caused by labor inefficiencies at the facilities that were identified for closure. Also contributing to the decrease in gross margin was a trend towards less expensive, lower margin sourced product. In conjunction with the Company's focus on reducing warehousing costs and inventory levels, an inventory charge of $13,904 was recorded to adjust certain inventory to its expected realizable value. The identified inventory will be aggressively marketed through non traditional channels and liquidators. The sale of the Buffalo China factory resulted in a $2,651 inventory write down. Additionally, LIFO liquidations reduced cost of sales by $2,804 and $225 in fiscal 2004 and 2003, respectively.

Operating Expenses

Consolidated operating expenses increased by $30,608 or 23.6%, for the twelve-month period ended January 31, 2004. The increase is primarily attributable to restructuring charges of $9,001 and impairment charges of $19,904. The Company incurred $3,100 in costs during the fourth quarter investigating the various debt and equity alternatives available to the Company.

Other Income and Expense

Other income decreased by $5,666 from the same period last year. In fiscal year ended January 2003, the Company had other income of $3,000 generated from insurance proceeds for recovery of legal costs incurred in connection with a fiscal 2000 unsolicited takeover attempt, along with $1,300 gain on the sale of marketable securities.

Interest Expense Including Amortization of Deferred Financing Costs

In 2004 interest and deferred financing costs decreased to $16,673 from $17,061 in the prior year. This decrease is due to significantly lower average borrowings throughout the year, and lower prevailing interest rates, the most significantly of which was the decrease in the weighted average rate of short-term debt from 4.6% in 2003 to 4.2% in 2004.

Income Tax Expense (Benefit)

Primarily as a result of restructuring costs, and recognition of additional minimum pension liabilities, the Company recorded non-cash charges to continuing operations and other comprehensive loss of $49,033 and $5,067, respectively, to establish a valuation allowance against net deferred tax assets of $44,277 (the Company is required to exclude deferred tax liabilities relative to indefinite long-lived intangibles from the calculation). The charges were calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109) which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Evidence, such as operating results during the most recent three-year period, is given more weight when due to our current lack of profit visibility, there is a greater degree of uncertainty that the level of future profitability needed to record the deferred tax assets will be achieved. The Company's results over the most recent three-year period were heavily affected by our recent business restructuring activities. The Company's cumulative loss in the most recent three-year period, represented sufficient negative evidence to require a valuation allowance under the provisions of SFAS 109. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

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

The following table summarizes the provision for income taxes and the related effective tax rates for the year ended.

                                    January 31, 2004   January 25, 2003
                                    ----------------   ----------------
Income (Loss) before income taxes       $(73,948)           $11,541
Provision for income taxes                25,263              2,319
Effective tax rate                        (34.16%)            20.09%

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

Restructuring

During the years ended January 29, 2005 and January 31, 2004, the Company recorded restructuring income of $323 and restructuring expenses of $9,001, respectively. Fiscal year ended January 2005's restructuring income is comprised of $71 expense attributed to the Sherrill, NY factory closure (discussed below), offset by the reversal of $394 of restructuring accruals established at January 31, 2004 for severance attributed to the closure and/or sale of the Buffalo, NY and Shanghai, China manufacturing facilities.

On September 9, 2004 the Company announced that it was closing its Sherrill, NY flatware factory because of unsustainably high operating costs that heavily contributed to substantial losses within the company. The Company is continuing to market the products primarily manufactured from this site using independent suppliers. Under the restructuring, approximately 450 employees will be terminated and termination benefits have been recognized in accordance with Oneida Severance Pay Program. As of January 29, 2005, 61 of the approximately 450 employees were terminated. The Company recognized a charge of $71 in the statement of Operations under the caption "Restructuring Expense" during the year ended January 29, 2005. The Company has implemented a performance retention plan where by employees earn incremental wages if certain weekly manufacturing metrics are achieved. A portion of the incremental wages is paid weekly and the remainder is paid upon employee termination. The employee must be terminated in connection with the facility closure in order to receive the deferred portion of the performance retention plan. The Company determined it will incur cash costs of approximately $1,250 related to severance, incentive and retention payments to affected factory employees Cash payments to date through January 29, 2005 were $848, and the remaining severance cost and incentive and retention liability at year end were $331 and $71, respectively. On March 22, 2005, the Company sold the Sherrill facility to Sherrill Manufacturing Inc.

As a result of the substantial manufacturing inefficiencies and negative manufacturing variances, it was determined at the end of the third quarter of fiscal year ending January 31, 2004 to close and sell the following factories:
Buffalo China dinnerware factory and decorating facility in Buffalo NY; dinnerware factory in Juarez, Mexico; flatware factory in Toluca, Mexico; hollowware factory in Shanghai China; and hollowware factory in Vercelli, Italy. The Company continues to market the products primarily manufactured from these sites, using independent suppliers. The Toluca, Mexico; Shanghai, China; and Vercelli, Italy facilities closings were completed during the fourth quarter of the year ended January 31, 2004. The Buffalo, NY factory buildings and associated materials and supplies were sold to Niagara Ceramics Corporation on March 12, 2004. The Buffalo China name and all other active Buffalo China trademarks and logos remain the property of the Company. Niagara Ceramics is an independent supplier to the Company. The Juarez Mexico factory sale was completed on April 22, 2004, and the Toluca Mexico factory sale was completed on June 2, 2004. The Niagara Falls, Canada warehouse sale was completed on July 12, 2004 and part of the Vercelli, Italy properties have been sold. The restructuring plans are intended to reduce costs, increase the Company's liquidity and better position the Company to compete under the current economic conditions. In connection with these facility closures and/or sales, the Company recognized a charge of $9,001 in the Statement of Operations under the caption "Restructuring (income) expense" in the year ended January 31, 2004.

Under the restructuring plan implemented at the end of the third quarter ended October 25, 2003, approximately 1,150 employees had been identified for termination. As of January 29, 2005, 1,085 of those terminations have occurred and 65 employees have accepted employment with Niagara Ceramics who purchased the manufacturing assets of Buffalo China. Termination benefits have been recorded in accordance with contractual agreements or statutory regulations. At January 31, 2004, the restructuring reserve accrual (for termination benefits and other costs) was $7,400. Cash payments and adjustments to date through January 29, 2005 under the restructuring were $6,502 and $445 respectively, and the liability at the January 29, 2005 is $453.

Fixed Asset Impairments

In conjunction with the closures associated with the restructuring, the Company performed an evaluation in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long Lived Assets" (FASB
144), to determine if the affected fixed assets were subject to a possible impairment loss. Due to the cash flow being less than the book value, it was determined that an impairment existed and, as a result, impairment charges of $37,314 and $18,604 were recorded in the consolidated statements of operations under the caption "Impairment loss on depreciable assets" for the years ended January 29, 2005 and January 31, 2004, respectively. The $37,314 impairment loss on depreciable assets for the current year is comprised of charges attributed to the Sherrill, NY manufacturing facility and Buffalo, NY distribution facility of $34,016 and $3,298, respectively.

The $18,604 impairment loss on depreciable assets recorded during the previous year is comprised of charges attributed to the Buffalo, NY (Buffalo China) manufacturing facility ($12,730), glass and crystal product lines ($4,300), Oneida Home Stores ($1,044) and Shanghai, China facility ($530). The latter three charges are described in more detail below.

In conjunction with the closures associated with the restructuring, the Company performed an evaluation in accordance with the held for sale model for Buffalo China and the held and used model for all other facilities of Statement of Financial Accounting Standards No. 144, "accounting for the Impairment of long Lived Assets" (FASB 144), to determine if the manufacturing fixed assets were subject to a possible impairment loss. Due to the cash flow being less than the book value, it was determined that an impairment loss existed and as a result, the Company valued the assets at fair market value. An impairment charge of $12,730 was identified and recorded as a charge in the consolidated statements of operations under the caption "Impairment loss on depreciable assets" for the year ended January 31, 2004.

In conjunction with the Company's effort to reduce SKUs and operate in a profitable and cost efficient fashion, several glass and crystal product lines have been discontinued. Additionally, domestic metalware production has been reengineered under the lean manufacturing effort and certain patterns have been outsourced to low cost producers. The Company performed a FASB 144 evaluation to determine if the fixed assets associated with these product lines were subject to a possible impairment loss. Due to the cash flows being less than the book value of fixed assets, it was determined that an impairment loss existed. The fixed assets are specific to these product lines and do not have a market and therefore no market value, and as a result, an impairment charge of $4,300 was identified. The charge is recorded in the consolidated statements of operations under the caption "Impairment loss on depreciable assets" for year ended January 31, 2004.

As a result of the reduced operating results and negative cash flow associated with the Oneida Home outlet stores (the "Stores"), the Company performed a FASB 144 evaluation to determine if the fixed assets were subject to a possible impairment loss. Due to the negative cash flow it was determined that an impairment loss existed. The impaired fixed assets are designed and manufactured specifically for the Stores or are improvements made to leased facilities and, as a result, they do not have a market or market value. An impairment charge of $1,044 was identified, which was recorded as a charge in the consolidated statements of operations under the caption "Impairment loss on depreciable assets" for the year ended January 31, 2004.

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

Impairment of Other Assets

As a result of the reduced use of barter credits, it became apparent that it is probable that the Company will not use all of its remaining barter credits. The Company performed an evaluation in accordance with Statement of Financial Accounting Standards No. 144, to determine if the barter credits were subject to a possible impairment loss. Due to the cash flow being less than the book value, it was determined that an impairment loss existed and as a result, a impairment charge of $3,990 was recorded as a charge in the consolidated statements of operations under the caption "Impairment loss on intangible assets" for the year ended January 29, 2005.

Goodwill Impairment

During fiscal years 2005 and 2004, the Company determined that goodwill impairments existed at its UK operation as determined under the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (FASB 142). Under FASB 142 goodwill is tested under a two step approach. The first step requires the determination of the fair value of the reporting unit compared to the book value of that reporting unit. If the book value exceeds the fair value, a second step impairment test is required to measure the amount of impairment. The results of the impairment test performed as part of the Company's annual impairment analysis resulted in an impairment charge of goodwill in the United Kingdom operations (International operating segment) and domestic operations of $15,509 and $337, respectively, for the year ended January 29, 2005. The impairment charge was $1,300 for the year ended January 31, 2004. The methodologies used to estimate fair value includes the use of estimates and assumptions, including projected revenues, earnings and cash flows. The charge is recorded in the statement of operations under the caption "Impairment loss on intangible assets".

Liquidity & Financial resources

Cash used in operating activities was $32,964 for the year ended January 29, 2005, compared to cash provided of $13,104 from the same period in the prior year. Increased operating losses and negative working capital changes primarily occurring during the first three quarters of the year resulted in the unfavorable cash flow in the current year. Excluding the impact of the employee benefit modifications of $1,803, accounts payable and accrued expenses have decreased by $13,465 since January 31, 2004. The financial uncertainty surrounding the Company resulted in certain vendors requiring shorter payment cycles. The Company anticipates returning to traditional payment terms as its financial strength improves. Also contributing to the unfavorable cash flow in fiscal 2005 were professional fees paid for the restructuring of the Company's debt and operational restructuring activities ($7,083), offset by inventory reductions ($14,311), reduced trade accounts receivable balances ($7,500) and reduced other current assets ($2,386). The net cash provided by operating activities for the year ended January 31, 2004 ($13,104) was primarily due to positive changes in working capital of $46,259, of which the largest components were inventory and accounts receivable. This increase in working capital was partially offset by the negative results of operations and non-cash adjustments for depreciation expense, impairment charges and deferred taxes.

Cash flow generated from investing activities was $10,155 for the year ending January 29, 2005, compared to cash used of $1,667 for the prior year. During the fiscal 2005, the Company sold the Buffalo, New York, manufacturing facility, the facilities in Mexico, the Canadian facility and part of the Italian facility. These sales generated cash of $13,778, which was used to reduce debt. During fiscal 2004, the Company received cash of $3,456 from the sales of properties and equipment. Capital expenditures were $3,623 and $5,123 for the years ending January 29, 2005 and January 31, 2004, respectively. The reduction in capital spending is the result of the Company efforts to improve earnings by closing unproductive manufacturing facilities and outsourcing production to less expensive producers.

Net cash generated by financing activities was $15,012 for the year ending January 29, 2005 versus net cash used of $4,219 for the year ending January 31, 2004. During fiscal 2005, the Company increased its outstanding balance on the revolving credit facility to fund operations and working capital needs.

On August 9, 2004 the Company completed the comprehensive restructuring of the existing indebtedness with its lenders, along with new covenants based upon current projections. The restructuring included the conversion of $30 million of principal amount of debt into an issuance of a total of 29.85 million shares of the common stock of the Company to the individual members of the lender group or their respective nominees. The common shares were issued in blocks proportionate to the amount of debt held by each lender. As of August 9, 2004 these shares of common stock represented approximately 62% of the outstanding shares of common stock of the Company. In addition to the debt to equity conversion, the Company received a new $30 million revolving credit facility from the lenders and restructured the balance of the existing indebtedness into a Tranche A loan of $125 Million and a Tranche B loan of approximately $80 million. All the restructured bank debt is secured by a first priority lien over substantially all of the Company's and its domestic subsidiaries' assets. The Tranche A loan will mature in three years and require amortization of principal based on available cash flow and fixed amortization of $1,500 per quarter beginning in the third year. Interest on the Tranche A loan will accrue at LIBOR (London Inter Bank Offered Rate) plus 6%-8.25% depending on the leverage ratio. The Tranche B loan will mature in 3 1/2 years with no required amortization. Interest on the Tranche B loan will accrue at LIBOR plus 13% with a maximum interest rate of 17%. The Tranche B loan has a Payment in Kind (PIK) option that permits for the compounding of the interest in lieu of payment. The debt and equity restructuring constituted a change in control of the Company. There are several employee benefit plans that have triggers if a change of control occurs. The appropriate plans were amended to allow the debt and equity transaction without triggering the change in control provision. In addition, the Shareholder Rights Plan was terminated.

The restructured debt agreement has several covenants including maximum total leverage ratio, cash interest coverage ratio, total interest coverage ratio, and consolidated minimum Earnings Before Interest, Taxes, Depreciation, Amortization and Restructuring Expenses (EBITDAR). The Company was in compliance with its covenants as of January 29, 2005, but anticipated violating the covenants at the end of the second quarter of the fiscal year ending January 28, 2006. As a result, in March 2005 the Company began discussing amendments to those covenants with its lenders. On April 7, 2005, the Company's lending syndicate approved an amendment to the Company's credit agreement providing less restrictive financial covenants (beginning with the first quarter of the fiscal year ending January 2006), consenting to the sale of certain non-core assets, and authorizing the release of certain proceeds from the assets sold. The revised financial covenants extend through the fiscal year ending January 2007. Therefore, as a result of the amendment to the credit agreement described above and the additional actions taken by the Company during the fiscal year ended January 29, 2005 and subsequent to the balance sheet date, the Company's Independent Registered Public Accounting Firm has excluded the "Going Concern" explanatory paragraph from their report dated April 14, 2005 that was previously included in the Independent Registered Public Accounting Firm's report, dated April 30, 2004, for the prior fiscal year ended January 31, 2004.

Working capital was $87,488 as of January 29, 2005 as compared to ($89,751) at January 31, 2004. The negative working capital at January 31, 2004 was primarily caused by the classification of the revolving credit and note agreements as current liabilities. Upon restructuring of the Company's indebtedness on August 9, 2004, the non-current portion of the Company's debt was reclassified as a long-term liability. The non-current portion of the Company's debt remains classified as a long-term liability on the January 29, 2005 consolidated balance sheet.

Subsequent to year end, the Company filed a request with the Internal Revenue Service seeking permission to waive the remaining minimum funding requirement for 2005 of $7,811. Assuming the waiver is granted, the Company expects to contribute cash contributions of $9,856 to its U.S. pension plans through 2006. If the waiver is not approved, the Company would contribute the $7,811 related to the prior year in addition to the $9,856 for 2006.

During 2005, the Pension Benefit Guarantee Corporation perfected their lien on Company assets as a result of non payment of scheduled contributions. The Company received a covenant waiver from the lenders. There was no compensation paid for the waiver.

                                                    Payments Due by Period
                                 ------------------------------------------------------------
                                            Less than
Contractual Cash Obligations       Total      1 year    1-3 years   4-5 years   After 5 years
----------------------------     --------   ---------   ---------   ---------   -------------
Short Term Debt                  $  9,577    $ 9,577     $     --    $   --         $   --
Current Portion Long-Term Debt      2,572      2,572
Long-Term Debt                    204,344                 204,310        34
Lease Commitments                  17,928      5,419        8,887     1,173          2,449
Purchase Commitments               56,600     17,898       36,593     2,109
Interest(1)                        62,174     27,691       34,482         1
Pension Funding                    41,922     17,667       21,032     2,974            249
   Total Cash Obligations        $395,117    $80,824     $305,304    $6,291         $2,698

(1) Assumes the Company pays all Tranche B interest in cash, and does not exercise its Payments In Kind (PIK) option that permits the compounding of interest in lieu of payment.

Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and requires the VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE's expected losses and/or receives a majority of the entity's expected residual returns, if they occur. In December 2003, the FASB issued FIN 46(R) ("Revised Interpretations") delaying the effective date for certain entities created before February 1, 2003 and making other amendments to clarify the application of the guidance. In adopting FIN 46(R) the Company has evaluated its variable interests to determine whether they are in fact VIE's and secondarily whether the Company was the primary beneficiary of the VIE. This evaluation resulted a determination that the Company has a VIE, whereby the Company guarantees minimum purchases. The Company has determined that it is not the primary beneficiary of the VIE. See Note 8 for additional information. The adoption of this interpretation did not have a material effect on the Company's financial statements.

In December of 2003, the FASB issued a revised SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits". The statement revises employers' disclosures about pension plans and other postretirement benefit plans, but it does not change the measurement or recognition of those plans. The revised SFAS No. 132 requires additional disclosures to those in the original SFAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined pension plans and other defined benefit postretirement plans. The statement also increases quarterly pension plan and postretirement benefit plan disclosure requirements. Revised SFAS No. 132 domestic plan disclosure requirements are effective for financial statements with fiscal years ending after December 15, 2003. However, disclosure of information about foreign plans required by the Statement is effective for fiscal years ending after June 15, 2004. The Company adopted this statement in December of 2003 and there was no impact to the financial position and results of operations of the Company as a result of the adoption. See Note 11 for the disclosures required by this pronouncement.

In October 2004, the FASB issued EITF 04-10, "Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds." The consensus addresses the issue of how an enterprise should evaluate the aggregation criteria in paragraph 17 of SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," when determining whether operating segments that do not meet the quantitative thresholds may be aggregated. The effective date of this issue has been delayed and is anticipated to occur in 2005 to coincide with the final issuance of the FSP (FASB Staff Position), which will provide guidance in determining whether two or more operating segments have similar economic characteristics. However, earlier adoption is permitted. The application of this guidance is not expected to have a material effect on our financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005 and the Company will adopt this standard in fiscal 2006. The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

In November 2004, the FASB issued Emerging Issues Task Force ("EITF") 03-13, "Applying the Conditions in Paragraph 42 of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations." This guidance is applied to a component of an enterprise that is either disposed of or classified as "held for sale" in fiscal periods after December 15, 2004. The application of this guidance is not expected to have a material effect on our financial position or results of operations.

In November 2004, the FASB issued EITF 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share," which is effective for reporting periods ending after December 15, 2004. This consensus addresses when contingently convertible instruments should be included in diluted earnings per share. The application of this guidance is not expected to have a material effect on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets--An Amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Non-monetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006, beginning on January 30, 2005. The Company is currently evaluating the effect that the adoption of SFAS 153 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In December 2004, the FASB issued SFAS 123R, "Share-Based Payment." This statement is a revision of SFAS 123, "Accounting for Stock-Based Compensation" and supersedes APB 25, "Accounting for Stock Issued to Employees," and is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. SFAS 123R establishes standards on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. SFAS 123R also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The adoption of this statement is not expected to have a material effect on our financial position or results of operations.

ITEM 7A QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

Quantitative and Qualitative Disclosures About Market Risk

The Company's market risk is impacted by changes in interest rates and foreign currency exchange rates. The Company's United Kingdom subsidiary periodically enters into forward exchange contracts in order to hedge its exposure to foreign exchange risk.

The company's primary market risk is interest rate exposure in the United States. Historically, the company manages interest rate exposure through a mix of fixed and floating rate debt. The majority of the company's debt is currently at floating rates. Based on floating rate borrowings outstanding at January 29, 2005, a 1% change in the rate would result in a corresponding change in interest expense of $2.2 million.

The Company has foreign exchange exposure related to its foreign operations in Mexico, Canada, Italy, Australia, the United Kingdom and China. See Note 16 of Notes to Consolidated Financial Statements for details on the Company's foreign operations. Translation adjustments recorded in the statement of operations were not of a material nature. See Foreign Currency Translation in Note 1 of Notes to Consolidated Financial Statements for further discussion.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

              Index to Financial Statements and Supplementary Data

                                                                            Page
                                                                           -----
Report of Independent Registered Public Accounting Firms................   27-28

Consolidated Statements of Operations: years ended January 2005, 2004
   and 2003.............................................................     29

Consolidated Balance Sheets: January 29, 2005 and January 31, 2004......     30

Consolidated Statements of Changes in Stockholders' Equity (deficit):
   years ended January 2005, 2004 and 2003..............................     31

Consolidated Statements of Comprehensive (Loss) Income: years ended
   January 2005, 2004 and 2003..........................................     32

Consolidated Statements of Cash Flows: years ended January 2005, 2004
   and 2003.............................................................     33

Notes to Consolidated Financial Statements..............................   34-62

Schedule of Valuation and Qualifying Accounts for the years ended
   January 2005, 2004 and 2003, respectively............................     85

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Oneida Ltd.
Oneida, New York

We have audited the accompanying consolidated balance sheet of Oneida Ltd. and subsidiaries as of January 29, 2005 and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity (deficit), and cash flows for the year then ended. We have also audited the schedule listed in the accompanying index for the year ended January 29, 2005. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oneida Ltd. and subsidiaries at January 29, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule II presents fairly, in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Oneida Ltd.'s internal control over financial reporting as of January 29, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 14, 2005 expressed an unqualified opinion thereon.

/s/ BDO SEIDMAN, LLP

BDO Seidman, LLP
New York, New York
April 14, 2005

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Oneida Ltd.

In our opinion, the consolidated balance sheet as of January 31, 2004 and the related consolidated statements of operations, of changes in stockholders' equity (deficit), of comprehensive (loss) income and of cash flows for the years ended January 31, 2004 and January 25, 2003 present fairly, in all material respects, the financial position of Oneida Ltd. and its subsidiaries at January 31, 2004, and the results of their operations and their cash flows for the years ended January 31, 2004 and January 25, 2003 in conformity with accounting principles generally accepted in the United States of America.
In addition, in our opinion, the financial statement schedule II, valuation and qualifying accounts, for the years ended January 31, 2004 and January 25, 2003, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 2(b), the Company has suffered significant losses and is in violation of its debt covenants. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management plans in regard to this uncertainty are described in Note 2(b). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ PRICEWATERHOUSECOOPERS, LLP
PricewaterhouseCoopers LLP
Syracuse, New York
April 30, 2004

                                   ONEIDA LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Thousands of Dollars, except per share data)

                                   Years ended

                                                                January 29,   January 31,   January 25,
                                                                    2005          2004          2003
                                                                -----------   -----------   -----------
Revenues:
   Net sales ................................................    $415,036      $452,975      $491,875
   License fees .............................................       2,429         1,466         1,378
                                                                 --------      --------      --------
Total Revenues ..............................................     417,465       454,441       493,253
                                                                 --------      --------      --------
Cost of sales ...............................................     325,584       350,847       338,036
                                                                 --------      --------      --------
Gross margin ................................................      91,881       103,594       155,217

Operating expenses:
      Selling, distribution and administrative expense ......     124,624       134,304       129,809
      Restructuring (income) expense (Note 3) ...............        (323)        9,001            --
      Impairment loss on depreciable assets (Note 3) ........      37,314        18,604            --
      Impairment loss on intangible assets (Note 3) .........      19,836         1,300            --
      (Gain) loss on the disposal of fixed assets ...........      (4,573)       (2,737)           55
                                                                 --------      --------      --------
         Total ..............................................     176,878       160,472       129,864
                                                                 --------      --------      --------
Other income (Note 14) ......................................     (66,550)       (2,654)       (8,320)
Other expense (Note 14) .....................................       7,190         3,051         5,071
Interest expense and amortization of deferred financing
   costs ....................................................      22,637        16,673        17,061
                                                                 --------      --------      --------
(Loss) income before income taxes ...........................     (48,274)      (73,948)       11,541
Provision for income taxes (Note 4) .........................       2,855        25,263         2,319
                                                                 --------      --------      --------
Net (loss) income ...........................................    $(51,129)     $(99,211)     $  9,222
                                                                 ========      ========      ========
Preferred stock dividends ...................................        (129)         (129)         (129)
Net (loss) income available to common stockholders ..........    $(51,258)     $(99,340)     $  9,093

(Loss) earnings per share of common stock
   Net income:
            Basic ...........................................    $  (1.68)     $  (5.98)     $    .55
            Diluted .........................................       (1.68)        (5.98)          .55

See notes to consolidated financial statements.

                                   ONEIDA LTD.
                           CONSOLIDATED BALANCE SHEETS
                   (Thousand of Dollars except per share data)

                                                                   January 29,   January 31,
                                                                       2005          2004
                                                                   -----------   -----------
ASSETS
Current assets:
   Cash ........................................................    $  2,064      $  9,886
   Trade accounts receivables, less allowance for doubtful
      accounts of $3,483 and $2,961, respectively (Note 5) .....      53,226        58,456
   Other accounts and notes receivable .........................       1,398         1,890
   Inventories, net of reserves of $22,405 and $14,002,
      respectively (Note 6) ....................................     106,951       139,448
   Other current assets ........................................       3,789         5,361
                                                                    --------      --------
      Total current assets .....................................     167,428       215,041
Property, plant and equipment, net (Note 7) ....................      23,149        73,675
Assets held for sale ...........................................       1,263         3,199
Goodwill .......................................................     121,103       136,118
Other assets ...................................................      15,869        13,468
                                                                    --------      --------
      Total assets .............................................    $328,812      $441,501
                                                                    ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Short-term debt (Note 9) ....................................    $  9,577      $  7,654
   Accounts payable ............................................      14,735        21,231
   Accrued liabilities (Note 10) ...............................      33,651        34,289
   Accrued restructuring (Note 3) ..............................         524         7,400
   Accrued pension liabilities (Note 10) .......................      17,667        11,004
   Deferred income taxes (Note 4) ..............................       1,214            --
   Long term debt classified as current (Note 9) ...............       2,572       223,214
                                                                    --------      --------
      Total current liabilities ................................      79,940       304,792
Long term debt (Note 9) ........................................     204,344            --
Accrued postretirement liability (Note 11) .....................       2,633        62,930
Accrued pension liability (Note 11) ............................      24,254        24,259
Deferred income taxes (Note 4) .................................       9,087         9,823
Other liabilities ..............................................      12,175        17,097
                                                                    --------      --------
      Total liabilities ........................................     332,432       418,901
Commitments and contingencies (Note 8)
Stockholders' equity (deficit):
Cumulative 6% preferred stock--$25 par value; authorized
   95,660 shares, issued 86,036 shares, callable at $30 per
   share respectively ..........................................       2,151         2,151
Common stock--$1.00 par value; authorized 48,000,000 shares,
   issued 47,781,288 and 17,883,460 shares respectively ........      47,781        17,883
Additional paid-in capital .....................................      84,719        84,561
Retained deficit ...............................................     (84,062)      (32,933)
Accumulated other comprehensive loss ...........................     (32,639)      (27,493)
Less cost of common stock held in treasury; 1,149,364 and
   1,149,364 shares, respectively ..............................     (21,569)      (21,569)
                                                                    --------      --------
      Total Stockholders' equity (deficit) .....................      (3,619)       22,600
                                                                    --------      --------
         Total liabilities and stockholders' equity (deficit) ..    $328,812      $441,501
                                                                    ========      ========

See notes to consolidated financial statements.

                                   ONEIDA LTD.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                             (Thousands of Dollars)

                                                                          Add'l    Retained  Accum. Other
                                             Common   Common  Preferred  Paid-in   Earnings      Comp.     Treasury
                                             Shares   Stock     Stock    Capital  (Deficit)    Inc(Loss)     Stock      Total
                                             ------  -------  ---------  -------  ---------  ------------  --------   --------
Balance January 26, 2002...................  17,809  $17,809    $2,151   $83,965  $ 60,638     $(16,328)   $(24,134)  $124,101
Stock plan activity, net of tax............      28       28                 353                                           381
   Cash dividend declared ($.08 per common
   share and $1.50 per preferred share)....                                         (1,453)                             (1,453)
Net income.................................                                          9,222                               9,222
Foreign currency translation adjustments...                                                       1,715                  1,715
   Unrealized gain on marketable equity
   securities, net of income taxes of $339.                                                        (577)                  (577)
Minimum pension liability adjustments, net
   of tax benefit of $2,349................                                                      (4,000)                (4,000)
                                             ---------------------------------------------------------------------------------
Balance January 25, 2003...................  17,837   17,837     2,151    84,318    68,407      (19,190)    (24,134)   129,389
Stock plan activity, net of tax............      46       46                 243                                           289
Cash dividend declared ($.02 per common
   share and $.375 per preferred share)....                                           (363)                               (363)
Net loss...................................                                        (99,211)                            (99,211)
Foreign currency translation adjustments...                                                       5,392                  5,392
Contribution of treasury shares to ESOP....                                         (1,766)                   2,565        799
Minimum pension liability adjustments, net
   of tax benefit of $0....................                                                     (13,695)               (13,695)
                                             ---------------------------------------------------------------------------------
Balance January 31, 2004...................  17,883   17,883     2,151    84,561   (32,933)     (27,493)    (21,569)    22,600
Common Stock issuance related to
   restructured debt.......................  29,853   29,853                 147                                        30,000
Stock plan activity, net of tax............      45       45                  11                                            56
Net loss...................................                                        (51,129)                            (51,129)
Foreign currency translation adjustment....                                                         773                    773
   Minimum pension liability adjustments,
   net of tax benefit of $0................                                                      (5,919)                (5,919)
                                             ---------------------------------------------------------------------------------
Balance January 29, 2005...................  47,781  $47,781    $2,151   $84,719  $(84,062)    $(32,639)   $(21,569)  $ (3,619)
                                             =================================================================================

See notes to consolidated financial statements.

                                   ONEIDA LTD.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                             (Thousands of Dollars)

                                                              January 29,   January 31,   January 25,
                                                                  2005          2004          2003
                                                              -----------   -----------   -----------
Net (loss) income .........................................    $(51,129)     $ (99,211)    $  9,222

Other comprehensive income, net of tax:
Unrealized holding gain on marketable securities, net
   of income tax expense of $146 ..........................                                     248

Realized gain on marketable securities, net of income
   tax benefit of $484 ....................................                                    (825)

Foreign currency translation adjustments, net of
   income tax benefit of $0 ...............................         773          5,392        1,715

Minimum pension liability adjustments, net of income
   tax benefit of $0, $0 and $2,349 in January 29, 2005,
   January 31, 2004 and January 25, 2003, respectively ....      (5,919)       (13,695)      (4,000)
                                                               --------      ---------     --------

Other comprehensive loss ..................................      (5,146)        (8,303)      (2,862)
                                                               --------      ---------     --------

Comprehensive (loss) income ...............................    $(56,275)     $(107,514)    $  6,360
                                                               ========      =========     ========

Accumulated other comprehensive loss ......................    $(32,639)     $ (27,493)    $(19,190)
                                                               ========      =========     ========

   See notes to consolidated financial statements.

                                   ONEIDA LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)

Year ended in January                                                 2005       2004       2003
                                                                    --------   --------   --------
CASH FLOW (USED) PROVIDED BY OPERATING ACTIVITIES:
   Net (loss) income ............................................   $(51,129)  $(99,211)  $  9,222
   Adjustments to reconcile net (loss) income to net
      cash provided by operating activities:
   Depreciation and amortization ................................     12,063     11,417     13,899
   Impairment of long lived assets ..............................     37,314     18,604         --
   Impairment of other intangible assets ........................     19,836      1,300         --
   Accrued restructuring ........................................     (6,876)    (7,400)        --
   Inventory write downs ........................................     19,726     12,622        610
   Pension plan amendment .......................................      3,566         --         --
   Post retirement health care plan amendment ...................    (65,684)        --         --
   (Gain) loss on disposition of properties and equipment .......     (4,573)    (2,737)        55
   Gain on marketable securities ................................         --         --     (1,300)
   Deferred taxes ...............................................        432     30,642      3,532
   Bad debt expense .............................................        522         (1)      (512)
   Decrease (increase) in operating assets:
      Receivables ...............................................      7,500     17,979      3,682
      Inventories ...............................................     14,311     19,288      3,036
      Other current assets ......................................      2,386      2,380     (2,833)
      Other assets ..............................................     (9,090)      (128)    (1,293)
   Increase (decrease) in accounts payable ......................     (7,154)    (3,173)       683
   Increase (decrease) in accrued liabilities ...................      8,217      9,913     (2,656)
   Increase (decrease) in other liabilities .....................    (14,528)        --         --
   Effect of foreign currency on intercompany balances ..........        197      1,609        770
                                                                    --------   --------   --------
      Net cash (used) provided by operating activities ..........    (32,964)    13,104     26,895
                                                                    --------   --------   --------
CASH FLOW FROM INVESTING ACTIVITIES:
   Proceeds from the sale of subsidiaries and minority
      interest ..................................................         --         --         23
   Purchases of properties and equipment ........................     (3,623)    (5,123)    (7,334)
   Proceeds from dispositions of properties and
      equipment .................................................     13,778      3,456        113
   Proceeds from sale of marketable securities ..................         --         --      8,399
   Proceeds from disposal of assets held for sale ...............         --         --      3,197
                                                                    --------   --------   --------
      Net cash provided by (used in) investing activities .......     10,155     (1,667)     4,398
                                                                    --------   --------   --------
CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock .......................         56        289        381
   (Payments)/borrowings of short-term debt net .................      1,668     (1,480)    (1,509)
   Proceeds from issuance of long-term debt .....................     13,288
   Payments of long-term debt ...................................         --     (2,602)   (37,160)
   Dividends paid ...............................................         --       (426)    (1,453)
                                                                    --------   --------   --------
      Net cash provided by (used) in financing activities .......     15,012     (4,219)   (39,741)
                                                                    --------   --------   --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH .........................        (25)        15        (11)
                                                                    --------   --------   --------
NET (DECREASE) INCREASE IN CASH .................................     (7,822)     7,233     (8,459)
CASH AT BEGINNING OF YEAR .......................................      9,886      2,653     11,112
                                                                    --------   --------   --------
CASH AT END OF YEAR .............................................   $  2,064   $  9,886   $  2,653
                                                                    ========   ========   ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid during the year for:
      Interest ..................................................   $ 20,395   $ 15,140   $ 15,719
      Income taxes ..............................................   $    533   $    114   $  2,559
      Non-cash investing activity:
      Non-cash contribution of treasury shares to ESOP ..........         --   $    799         --
      Non-cash issuance of common stock .........................   $ 30,000         --         --

See notes to consolidated financial statements.

                                   ONEIDA LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                (Thousands of Dollars Except Share and Per Share)

1.   SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company uses a 52-53 week fiscal year ending on the last Saturday in January. The fiscal year ended January 29, 2005 included 52 weeks of activity while the prior years had 53 weeks of activity. The financial statements of certain non U.S. subsidiaries are consolidated with those of the parent on the basis of years ending in December. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions inherent in the Company's financial statements include those made regarding valuation of accounts receivable, inventory, goodwill, deferred tax assets, contingent liabilities and the Company's pension, postretirement, self insured workers compensation and self insured medical plans. Actual results could differ from those estimates.

Foreign Currency Transactions

All balance sheet accounts denominated in a foreign currency are translated into U.S. dollars at the rate of exchange in effect at year-end. Foreign exchange gains or losses are recorded when payments of liabilities are made. The gains or losses resulting from the above are included in the results of operations.

Reclassifications

Certain reclassifications have been made to the prior year's information to conform to the current year presentation.

Comprehensive Income (Loss)

Comprehensive income, in addition to net income, includes as income or loss, the following items, which if present are included in the equity section of the balance sheet: unrealized gains and losses on certain investments in debt and equity securities; foreign currency translation; gains and losses on derivative instruments designated as cash flow hedges; and minimum pension liability adjustments. The Company has reported comprehensive income in the Consolidated Statements of Comprehensive (Loss) Income.

Stock Option Plans

The Company has elected to continue following APB No. 25 "Accounting for Stock Issued to Employees" (APB 25), and related interpretations, in accounting for its two stock-based compensation plans. Under APB 25, compensation expense is not required to be recognized for the Company's stock-based compensation plans if options granted to employees are at prices equal to or greater than fair value at the date of grant. Under Statement of Financial Accounting Standards No. 123 ("SFAS 123") "Accounting for Stock Based Compensation", compensation expense would be recognized for the fair value of the options on the date of grant over the vesting period of the options.

Application of the fair-value based accounting provision of SFAS 123 results in the following pro forma amounts of net (loss) income and earnings (loss) per share:

                                                              2005        2004       2003
                                                            --------   ---------   -------
Net (loss) income, as reported ..........................   $(51,129)  $ (99,211)  $ 9,222
Less: Total stock-based employee compensation expense
   determined under Black-Scholes option pricing model,
   net of related tax effect of $0, $0 and $1,529,
   respectively .........................................     (1,250)     (2,386)   (2,293)
                                                            --------   ---------   -------
Pro forma net (loss) income .............................   $(52,379)  $(101,597)  $ 6,929
                                                            ========   =========   =======

Earnings (loss) per share:
   As reported: Basic ...................................   $  (1.68)  $   (5.98)  $   .55
                Diluted .................................      (1.68)      (5.98)      .55
   Pro forma:   Basic ...................................      (1.71)      (6.12)      .41
                Diluted .................................      (1.71)      (6.12)      .41

During 2005, the Company terminated the Employee Stock Purchase Plan (ESPP), the impact of which is accounted for and described in Note 13.

Earnings per Share

Basic and diluted earnings per share are presented for each period in which a statement of operations is presented. Basic earnings per share is computed by dividing net income less preferred stock dividends earned, even if not declared, by the weighted average shares actually outstanding for the period. Diluted earnings per share include the potentially dilutive effect of shares issuable under the employee stock purchase and incentive stock option plans. The Company had anti-dilutive shares outstanding of 646, 960 and 1,651 for 2005, 2004 and 2003, respectively. These shares are not part of the calculation in determining earnings per share.

Cash and Cash Equivalents

Cash and cash equivalents include securities with original maturities of three months or less.

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

Inventories

Inventories are valued at the lower of cost or market value. Approximately 21% and 15% of inventories are valued under the last-in, first-out (LIFO) method in 2005 and 2004, respectively, with the remainder valued under the first-in, first-out (FIFO) method.

The dollar value of the Company's reserve for inventories valued under the last-in, first-out (LIFO) method was $5,564 and $6,482, respectively for the fiscal years ended January 29, 2005 and January 31, 2004.

Property, Plant and Equipment

Property, plant, equipment and tooling are stated at cost. Depreciation is provided over the estimated useful lives of the related assets, generally using the straight-line method. The depreciable lives assigned to buildings are 20-50 years, while equipment and tooling is depreciated over 3-16 years. Ordinary maintenance and repairs are charged to operations as incurred. Gains and losses on disposition or retirement of assets are reflected in the consolidated statements of operations as incurred.

Interest relating to the cost of constructing certain fixed assets requiring an extended period of time to get ready for their intended use are capitalized and amortized over the asset's estimated useful life.

Investments in Marketable Securities

The Company classified its marketable equity securities as available for sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". These securities were carried at market value in other current assets, with unrealized gains and losses, net of tax, reported in stockholders' equity as a component of other comprehensive income (loss).

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

The credits are recorded at the fair value of the inventory exchanged in accordance with APB 29, "Accounting for Non-Monetary Transactions" and Emerging Issues Task Force 93-11 "Accounting for Barter Transactions". The value of the barter credits totaled $493 and $4,556 net of reserves of $4,469 and $480 at January 29, 2005 and January 31, 2004, respectively, and expire in December 2010. See the section below ("Impairment of Intangible Assets") which describes the $3,990 impairment loss on barter credits recorded during the year ended January 29, 2005.

Impairment of Intangible Assets

As a result of the reduced use of barter credits, it became apparent that it is probable that the Company will not utilize all of its remaining barter credits. The Company performed an evaluation to determine if the barter credits were subject to a possible impairment loss. Due to the projected cash flow being less than the book value, it was determined that an impairment loss existed and as a result, an impairment charge of $3,990 was recorded as a charge in the consolidated statements of operations under the caption "Impairment loss on intangible assets" for the year ended January 29, 2005.

In addition to the impairment loss on barter credits, the Company recorded impairment charges on goodwill of $15,846 and $1,300 for the years ended January 29, 2005 and January 31, 2004 respectively. These charges are also included under the caption "Impairment loss on intangible assets". See the section below ("Goodwill and Intangibles") for additional information.

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

The Company performs its annual impairment test during the third quarter. The results of the impairment test performed as part of the Company's annual impairment analysis resulted in an impairment charge on goodwill of $15,846 and $1,300 for the years ended January 29, 2005 and January 31, 2004, respectively. The methodologies used to estimate fair value include the use of estimates and assumptions, including projected revenues, earnings and cash flows. The carrying value exceeded the fair value resulting in the impairment charge. The charge is recorded in the statement of operations under the caption "Impairment loss on intangible assets".

The change in the carrying amount of goodwill for the fiscal years ended January 29, 2005 and January 31, 2004 is as follows:

                                                              2005       2004
                                                            --------   --------
Balance at beginning of year ............................   $136,118   $133,944
Impairment charges ......................................    (15,846)    (1,300)
Foreign currency translation ............................        831      3,474
                                                            --------   --------
Balance at end of year ..................................   $121,103   $136,118
                                                            ========   ========

The gross carrying value and accumulated amortization of amortized intangible assets totaled $2,880 and $2,880, and $1,099 and $596, for the fiscal years ended January 29, 2005 and January 31, 2004, respectively.

Derivatives Transactions

Financial Accounting Standards, SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments. The Company utilizes foreign exchange contracts in order to hedge the effects of foreign currency fluctuations. Under this Statement, if the derivative is designed and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument may be recorded in comprehensive income. In fiscal 2005 and 2004, the Company's transactions did not meet the hedge accounting criteria and accordingly, any gains or losses on the fair value of the forward contracts have been recognized through earnings.

Fair Value of Financial Instruments

The estimated fair values of the Company's financial instruments, principally long-term debt, are estimated using discounted cash flows, based on current market rates for similar borrowings. The carrying amounts for short-term borrowings approximate their recorded values.

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

Employee Benefit Plans

The actuarial determination of the Company's obligations and expense for the Company sponsored pension and postretirement benefits is dependent on the Company's selection of assumptions including the discount rate, expected long-term rate of return on plan assets, rates of compensation increase and health care cost trend rate. Significant differences between our actual experience and significant changes in our assumptions may materially affect pension and postretirement obligation expense.

Revenue Recognition

Revenues consist of sales to customers and license fees. Wholesale revenues are recognized when title passes and the risks and rewards of ownership have transferred to the customer, based on the shipping terms FOB shipping point pursuant to the Company's invoice. Retail store revenues are recognized at the time of sale. Amounts charged to customers for shipping are recognized in revenues. The Company has established an allowance for merchandise returns and markdowns based on historical experience, product sell-through performance by product and by customer, current and historical trends in the tableware industry and changes in demand for its products. The returns allowance is recorded as a reduction in revenues for the estimated sales value of the projected merchandise returns and as a reduction in cost of sales for the corresponding cost amount. Markdown allowances are estimated and deducted from revenue at the time that revenue is recognized. From time to time actual results will vary from the estimates that were previously established. Due to the existence of monitoring systems, the Company's visibility into its customers' inventory levels and the ongoing communication with its customers, the Company is able to identify variances in its estimates in a timely manner, that are then properly reflected in its financial statements.

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

Selling, distribution and administrative costs are period costs and include selling, distribution and administrative salaries and expenses and related employee benefits, selling, distribution and administrative travel expenses, promotional expenses, distribution operating supplies and warehousing costs and professional fees. Warehousing, internal transfer costs and other distribution network costs are included in selling, distribution and administrative expenses and amounted to $26,046, $30,551 and $31,522 for the fiscal years ended January 2005, 2004 and 2003 respectively.

Treasury Stock

As of January 2004, the Company had been authorized by the Board of Directors to repurchase up to 434,000 additional shares. However, under the current banking covenants, the Company is restricted from repurchasing any additional shares at this time. The Company transferred 136,315 shares to the Employee Stock Ownership Plan

(ESOP) during the year ended January 31, 2004. Treasury stock transferred to the Employee Stock Ownership Plan (ESOP) is retired from treasury stock at the average treasury stock price to date.

Advertising Costs

The Company expenses advertising costs as incurred during the year. Through January 2005, the Company maintained Co-Operative Advertising Agreements ("Co-Op") with major customers, which grant an allowance for advertising the Company's products in their catalogs. The Company follows Emerging Issues Task Force ("EITF") Statement No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of Vendor's Products"), which requires cash consideration given by a vendor to a customer to be shown as advertising expense when the vendor receives an identifiable benefit and the fair value of such benefit can be reasonably estimated. During the year, the customers submitted the actual advertising expenses, which reduced the advertising allowance. In addition, the Company advertised its products within various publications, and recorded the expenses in selling and administrative expenses. Product and cooperative advertising were reported in the statement of operations. The amounts were $862, $1,896 and $2,660 during fiscal years ended 2005, 2004, and 2003, respectively.

Freight Costs

The Company follows Emerging Issues Task Force Statement No. 00-10, "Shipping and Handling Fees and Costs", which requires that freight costs charged to customers be classified as revenues. Freight expenses are included in cost of sales.

Accounting Pronouncements

In December of 2003, the FASB issued a revised SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits". The statement revises employers' disclosures about pension plans and other postretirement benefit plans, but it does not change the measurement or recognition of those plans. The revised SFAS No. 132 requires additional disclosures to those in the original SFAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined pension plans and other defined benefit postretirement plans. The statement also increases quarterly pension plan and postretirement benefit plan disclosure requirements. Revised SFAS No. 132 domestic plan disclosure requirements are effective for financial statements with fiscal years ending after December 15, 2003. However, disclosure of information about foreign plans required by the Statement is effective for fiscal years ending after June 15, 2004. The Company adopted this statement in December of 2003 and there was no impact to the financial position and results of operations of the Company as a result of the adoption. See Note 11 for the disclosures required by this pronouncement.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005 and the Company will adopt this standard in fiscal 2006. The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets--An Amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Non-monetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006, beginning on January 30, 2005. The Company is currently evaluating the effect that the adoption of SFAS 153 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In December 2004, the FASB issued SFAS 123R, "Share-Based Payment." This statement is a revision of SFAS 123, "Accounting for Stock-Based Compensation" and supersedes APB 25, "Accounting for Stock Issued to Employees," and is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. SFAS 123R establishes standards on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. SFAS 123R also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The adoption of this statement is not expected to have a material effect on our financial position or results of operations.

In November 2004, the FASB issued Emerging Issues Task Force ("EITF") 03-13, "Applying the Conditions in Paragraph 42 of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations." This guidance is applied to a component of an enterprise that is either disposed of or classified as "held for sale" in fiscal periods after December 15, 2004. The application of this guidance is not expected to have a material effect on our financial position or results of operations.

In November 2004, the FASB issued EITF 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share," which is effective for reporting periods ending after December 15, 2004. This consensus addresses when contingently convertible instruments should be included in diluted earnings per share. The application of this guidance is not expected to have a material effect on our financial position or results of operations.

In October 2004, the FASB issued EITF 04-10, "Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds." The consensus addresses the issue of how an enterprise should evaluate the aggregation criteria in paragraph 17 of SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," when determining whether operating segments that do not meet the quantitative thresholds may be aggregated. The effective date of this issue has been delayed and is anticipated to occur in 2005 to coincide with the final issuance of the FSP (FASB Staff Position), which will provide guidance in determining whether two or more operating segments have similar economic characteristics. However, earlier adoption is permitted. The application of this guidance is not expected to have a material effect on our financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46),Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and requires the VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE's expected losses and/or receives a majority of the entity's expected residual returns, if they occur. In December 2003, the FASB issued FIN 46(R) ("Revised Interpretations") delaying the effective date for certain entities created before February 1, 2003 and making other amendments to clarify the application of the guidance. In adopting FIN 46(R) the Company has evaluated its variable interests to determine whether they are in fact VIE's and whether the Company was the primary beneficiary of the VIE. This evaluation resulted in determining that the Company has a VIE with a related party, whereby the Company will guarantee purchase orders from a previously owned entity. The Company determined that it was not a primary beneficiary but holds an interest in a variable interest entity.

On March 12, 2004, the Company completed the sale of its Buffalo China manufacturing and decorating facility. The agreement stipulated a purchase commitment of $30,000 over the five year term. The Company's maximum exposure to loss as a result of its involvement with the variable interest entity is the potential loss of $30,000 of product that was guaranteed.

The Company sold it's Sherrill, New York manufacturing facility to Sherrill Manufacturing, Inc. on March 22, 2005. The agreement stipulates a purchase commitment of $14,600 over the three year term of the agreement. Additionally, the agreement stipulates that the buyer will make lease payments of $550 over the three year term. The Company's maximum exposure to loss as a result of its involvement with the variable interest entity is the loss of future lease income of $550 and the potential loss of $14,600 of product that was guaranteed. See Note 8 for additional information. The adoption of this interpretation did not have a material effect on the Company's financial statements.

2. GOING CONCERN

2(a).  For the Year Ended January 29, 2005

The Company experienced a loss from operations of $84,997 for the fiscal year ended January 29, 2005. Under the plan of restructuring the operating loss included restructuring expenses, impairment losses, and gains on the sale of fixed assets. In addition, net cash (used) provided by operating activities was $(32,964). For the year ended January 29, 2005, the Company had limited availability under their credit facility, negative cash flow from operations, a stockholders deficit, negative sales trends, negative gross margin trends, and continued significant inventory write downs.

In order to mitigate these factors, during the past year, the Company identified and implemented a number of initiatives to return to profitability, increase liquidity and compete in a changing marketplace. These include:

o        Reducing product costs;
o        Reducing operating costs;
o        Reducing inventory levels
o        Restructuring debt;
o        Rationalizing underperforming assets; and
o        Reducing employee benefits
o Amendment of the Company's credit agreement providing less restrictive financial covenants, consenting to the sale of certain non-core assets, and authorizing the release of certain proceeds from the assets sold subsequent to year-end (see Note 18).

Additionally, certain members of the executive management team have taken a reduction in compensation to assist the Company's return to profitability.

Therefore, as a result of the actions taken during the fiscal year ended January 29, 2005 and subsequent to the balance sheet date, the Company's Independent Registered Public Accounting Firm has excluded the "Going Concern" explanatory paragraph from their report dated April 14, 2005 that was previously included in the Independent Registered Public Accounting Firm's report, dated April 30, 2004, for the prior fiscal year ended January 31, 2004.

Reducing product costs

The Company reduced product costs by closing facilities with high operating costs and outsourcing product lines to low cost producers.

On September 9, 2004, the Company announced the closing of the Sherrill, NY flatware manufacturing facility. The Company has experienced unfavorable manufacturing variances of $19,926 during the fiscal year ended January 29, 2005 from the facility as a result of unsustainably high operating costs. On March 22, 2005, the Company sold certain factory buildings located in Sherrill, NY and associated materials and supplies to Sherrill Manufacturing, Inc. The Oneida name and all other active Oneida trademarks and logos remain the property of the Company. Sherrill Manufacturing, Inc. is an independent supplier to the Company

The Buffalo, NY factory buildings and associated materials and supplies were sold to Niagara Ceramics Corporation on March 12, 2004. The Company had experienced unfavorable manufacturing variances and previously announced the closing of the Buffalo, NY manufacturing facility in 2003.

During 2003, the Company announced the closing of two manufacturing facilities in Mexico, a facility in Italy and a facility in China. These facilities were closed during the fourth quarter of the fiscal year ended January 31, 2004 or the first quarter of the fiscal year ended January 29, 2005.

The proceeds generated from these sales were used to reduce the Company's debt. The products previously manufactured by these facilities have been outsourced to lower cost producers.

Reducing operating costs and inventory levels

In an effort to increase liquidity, the Company has reduced gross inventory levels by $24,094 since January 31, 2004. As a result of the reduced inventory levels, the Company was able to reduce warehouse requirements and distribution expense. During 2003, the Company announced the closing of the Niagara Falls, Canada warehousing facility. The facility was sold during July, 2004. Furthermore, during the third quarter of fiscal year ended January 2005, the Company closed the Nashville, Tennessee warehouse and is no longer utilizing a warehousing service provider located in Piedmont, North Carolina.

On November 18, 2004 the Company announced a licensing agreement with the Anchor Hocking Company, a leading glassware company. Under the agreement, approximately $2.0 million of existing glassware inventory was sold to Anchor Hocking. Additionally, the Company licensed the "Oneida" name and receives licensing fees based on Anchor Hocking's sales levels. The agreement allows the Company to reduce working capital requirements and provides a business partnership with an industry leader in glassware.

On April 12, 2005, the Company announced the closure of the warehouse facility located in Buffalo, NY. The inventory previously warehoused in Buffalo, NY will be warehoused in the Company's existing facilities.

Restructuring debt

In order to provide the additional liquidity necessary to continue the Company's operating initiatives, a comprehensive restructuring of the existing indebtedness with its lenders, along with new covenants based upon then current financial projections was completed during the third quarter of fiscal year ended January 2005. The restructuring included the conversion of $30 million of principal amount of debt into an issuance of a total of 29.85 million shares of the common stock of the Company to the individual members of the lender group or their respective nominees. The common shares were issued in blocks proportionate to the amount of debt held by each lender. As of August 9, 2004 these shares of common stock represented approximately 62% of the outstanding shares of common stock of the Company. In addition to the debt-to-equity conversion, the Company received a new $30 million revolving credit facility from the lenders and restructured the balance of the existing indebtedness into a Tranche A loan of $125 Million and a Tranche B loan of approximately $80 million. All the restructured bank debt is secured by a first priority lien over substantially all of the Company's and its domestic subsidiaries' assets. The Tranche A loan will mature in three years and require amortization of principal based on available cash flow and fixed amortization of $1,500 per quarter beginning in the third year. Interest on the Tranche A loan will accrue at LIBOR (London Inter Bank Offered Rate) plus 6%-8.25% depending on the leverage ratio. The Tranche B loan will mature in 3 1/2 years with no required amortization. Interest on the Tranche B loan will accrue at LIBOR plus 13% with a maximum interest rate of 17%. The Tranche B loan has a Payment in Kind (PIK) option that permits for the compounding of the interest in lieu of payment. The debt and equity restructuring constituted a change in control of the Company. There are several employee benefit plans that have triggers if a change of control occurs. The appropriate plans were amended to allow the debt and equity transaction without triggering the change in control provision. In addition, the Shareholder Rights Plan was terminated.

As described above, on August 9, 2004, a comprehensive restructuring of the existing indebtedness with its lenders, along with new covenants based on then current financial projections, was then completed (see the previous section entitled "Restructuring debt" and Note 9). As a result of the debt restructuring, the Company's indebtedness has been classified into long-term and current portions according to the underlying maturity dates of the various debt instruments on the January 29, 2005 consolidated balance sheet. The Company was in compliance with its covenants as of January 29, 2005, but anticipated violating the covenants at the end of the second quarter of the fiscal year ending January 28, 2006. As a result, in March 2005 the Company began discussing amendments to those covenants with its lenders. On April 7, 2005, the Company's lending syndicate approved an amendment to the Company's credit agreement providing less restrictive financial covenants (beginning with the first quarter of the fiscal year ending January 2006), consenting to the sale of certain non-core assets, and authorizing the release of certain proceeds from the assets sold. The revised financial covenants extend through the fiscal year ending January 2007. Therefore, as a result of the amendment to the credit agreement described above and the additional actions taken by the Company during the fiscal year ended January 29, 2005 and subsequent to the balance sheet date, the Company's Independent Registered Public Accounting Firm has excluded the "Going Concern" explanatory paragraph from their report dated April 14, 2005 that was previously included in the Independent Registered Public Accounting Firm's report, dated April 30, 2004, for the prior fiscal year ended January 31, 2004.

Rationalizing underperforming assets

The Company conducted a rationalization of underperforming assets during the fiscal year ended January 29, 2005.

On August 28, 2004 the Company completed the sale of substantially all of the assets of its Encore Promotions Inc. subsidiary and entered into a licensing agreement with the buyer. The sale reduced inventory by approximately $12,300. The proceeds from the sale reduced debt and the licensing agreement provides an avenue to offer Oneida-branded products under the licensing agreement to the supermarket industry.

During fiscal year ended January 2005, the Company closed 17 unprofitable Oneida Home stores. An additional five unprofitable Oneida Home Stores are currently scheduled to be closed during the quarter ending April 30, 2005.

Reducing employee benefits

In order to improve liquidity and increase operating profits, the Company significantly reduced the benefits offered to Oneida employees. During the quarter ended May 1, 2004, the Company froze the Retirement Plan for the Employees of Oneida Ltd., and the Retirement Income Plan for Employees of Buffalo China, Inc. and terminated the Oneida Ltd Retiree Group Medical Plan. During the second quarter ended July 31, 2004, the Company terminated the Long Term Disability Plan, the Oneida Limited Security Plan, and froze the non-qualified defined benefit restoration plan. The Company cancelled and did not issue purchase options under the Employee Stock Purchase Plan. No options were issued during 2005 to employees under the 2002 Oneida Ltd. Stock Option Plan. Additionally the Company increased the co-pays and deductibles associated with the Oneida Sterling Health Plan.

In order to conserve cash flow, the Company is attempting to defer approximately $7,811 of required contributions to the Retirement Pan for the Employees of Oneida, Ltd. for the 2004 plan year by obtaining a waiver from the Internal Revenue Service.


In summary, the Company believes the following recent initiatives will enhance profitability and increase liquidity;

     o The closure and sale of the Buffalo, NY manufacturing facility and the closure and pending sale of facilities in Canada, China, Italy and Mexico (see Note 3)

     o The outsourcing of production from these facilities to lower cost producers or entering into a supply agreement as is the case with the new owners of the Buffalo, NY facility.

     o    Plan changes in post-retirement benefits (see Note 11).

     o Comprehensive restructuring of the existing indebtedness on August 9, 2004.

          o The sale of substantially all the assets of Encore Promotions Inc. on August 28, 2004.

          o Reductions in Selling, Distribution and Administrative headcount and expenses.

          o    Closure of 17 unprofitable Oneida Home Stores.

          o Reduction in inventory levels, low margin product lines, and accounts receivable.

          o    Ongoing restructuring of Oneida's logistics operations.

          o The sale of the Sherrill, NY manufacturing facility subsequent to year-end (see Note 18).

          o The sale of the Shanghai, China manufacturing facility subsequent to the year-end (see Note 18).

          o Amendment of the Company's credit agreement providing less restrictive financial covenants, consenting to the sale of certain non-core assets, and authorizing the release of certain proceeds from the assets sold subsequent to year-end (see
               Note 18).

Not withstanding the aforementioned operating initiatives, if the Company is unable to achieve its operating and strategic objectives, the Company may need to raise additional capital, obtain further covenant waivers from its lenders or seek additional investors. There can be no assurance that the Company will be successful in any or all of these endeavors, and failure may affect the Company's ability to continue to operate its business.

2(b).  For the Year Ended January 31, 2004

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company experienced a net loss of approximately $99 million for the year ended January 31, 2004 and provided a full valuation allowance for its deferred tax assets in 2004. This has resulted in a deficit in retained earnings. In addition, the Company violated interest coverage ratio, leverage ratio, and net worth covenants for the second and third quarter in fiscal 2004 and at year end as further discussed in Note 9. The lenders waived the covenant violations through April 30, 2004 and the required pay down of total indebtedness which amounts to $35,000 at year end. In addition, $3,900 due to senior note holders were deferred. Under the amended and restated agreement, covenant violations, if not corrected, could cause the lenders to declare the principal outstanding to be payable immediately. Accordingly, the entire bank debt has been reported as current in the accompanying balance sheet. On March 31, 2004, the Company announced that negotiations with a potential investor had been terminated. These factors raised substantial doubt as to the company's ability to continue as a going concern.

During fiscal 2004, the Company undertook several initiatives to return to profitability, increase liquidity and compete in a changing marketplace. These include:

     o The closure and sale of the Buffalo, NY and the closure and pending sale of facilities in Canada, China, Italy and Mexico. (see note 3);

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

3.   RESTRUCTURING AND IMPAIRMENTS

As a result of the substantial manufacturing inefficiencies and negative manufacturing variances, it was determined at the end of the third quarter of fiscal year ended January 31, 2004 to close and sell the following factories:
Buffalo China dinnerware factory and decorating facility in Buffalo NY; dinnerware factory in Juarez, Mexico; flatware factory in Toluca, Mexico; hollowware factory in Shanghai China; and hollowware factory in Vercelli, Italy. The Company continues to market the products primarily manufactured from these sites, using independent suppliers. The Toluca, Mexico; Shanghai, China; and Vercelli, Italy facilities closings were completed during the fourth quarter of the year ended January 31, 2004. The Buffalo, NY factory buildings and associated materials and supplies were sold to Niagara Ceramics Corporation on March 12, 2004. The Buffalo China name and all other active Buffalo China trademarks and logos remain the property of the Company. Niagara Ceramics is an independent supplier to the Company. The Juarez, Mexico factory sale was completed on April 22, 2004, and the Toluca Mexico factory sale was completed on June 2, 2004. The Niagara Falls, Canada warehouse sale was completed on July 12, 2004 and part of the Vercelli, Italy properties have been sold. The Shanghai, China and remaining Vercelli, Italy assets are classified as assets held for sale on the Consolidated Balance Sheet at January 29, 2005. The restructuring plans are intended to reduce costs, increase the Company's liquidity, and better position the Company to compete under the current economic conditions.

Under the restructuring plan described above, approximately 1,150 employees will be terminated. As of January 29, 2005, 1,085 of those terminations have occurred and 65 employees have accepted employment with Niagara Ceramics who purchased the manufacturing assets of Buffalo China. Termination benefits have been recorded in accordance with contractual agreements or statutory regulations. The Company's balance sheet included a restructuring reserve of $7,400 at January 31, 2004. Cash payments and adjustments to date through January 29, 2005 under the restructuring were $6,502 and $445, respectively, and the remaining liability at January 29, 2005 is $453.

On September 9, 2004 the Company announced that it is closing its Sherrill, NY flatware factory because of unsustainably high operating costs that have heavily contributed to substantial losses. The Company will continue to market the products primarily manufactured from this site using independent suppliers. Approximately 450 employees have been notified for termination. As of January 29, 2005, 61 of the approximate 450 employees were terminated. The Company determined it will incur cash costs of approximately $1,250 related to severance, incentive and retention payments to affected factory employees. Cash payments to date through January 29, 2005 were $848, and the remaining severance cost and incentive and retention liability at year end were $331 and $71, respectively.

In connection with the restructuring, the number of employees accumulating benefits under the defined benefit plans has been reduced significantly.

As described above, approximately 1,150 employees will be leaving the Company, which constitutes curtailment of both the pension and postretirement plans. A curtailment is defined as an event that significantly reduces the expected years of future service of active plan participants. Curtailment accounting requires immediate recognition of actuarial gains and losses and prior service costs related to those employees that would otherwise have been recognized in the future over the future lives of the related employees. The headcount reductions resulted in curtailment losses of $2,863 and $383 in the pension plan and a curtailment gains of $122 and $556 in the postretirement plan for the fiscal years ended January 29, 2005 and January 31, 2004, respectively.

In conjunction with the announcement on September 9, 2004 that it is closing its Sherrill flatware factory, the Company performed an evaluation in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long Lived Assets", to determine if the manufacturing facilities assets were subject to a possible impairment loss. Due to the projected cash flow being less than the book value, it was determined that an impairment loss existed and as a result, an impairment charge of $34,016 was recorded as a charge in the consolidated statements of operations under the caption "Impairment loss on depreciable assets" for the fiscal year ended January 29, 2005.

On March 8, 2005, the Company met with Buffalo China Union officials to discuss the potential consolidation of warehouse operations into the existing Oneida facility and the closure of the Buffalo China facility. The Company performed an evaluation in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long Lived Assets", to determine if the Buffalo China warehouse facilities were subject to a possible impairment loss. Due to the projected cash flow being less than the book value, it was determined that an impairment existed and as a result, an impairment charge of $3,298 was recorded in the consolidated statements of operations under the caption "Impairment loss on depreciable assets" for the fiscal year ended January 29, 2005.

As a result of the reduced utilization of barter credits, it became apparent that it is probable that the Company will not require the use all of its remaining barter credits. The Company performed an evaluation in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long Lived Assets", to determine if the barter credits were subject to a possible impairment loss. Due to the projected cash flow being less than the book value, it was determined that an impairment loss existed and as a result, a $3,990 impairment loss was recorded as a charge in the consolidated statements of operations under the caption "Impairment loss on intangible assets" for the fiscal year ended January 29, 2005.

During the quarter ended October 30, 2004, the Company performed its annual testing of goodwill and intangible assets under the provisions of FAS 142. Under FAS 142, goodwill is tested under a two step approach. The first step requires the determination of the fair value of the reporting unit compared to the book value of that reporting unit. If the book value exceeds the fair value, a second step impairment test is required to measure the amount of impairment. The results of the impairment test performed as part of the Company's annual impairment analysis resulted in an impairment charges of goodwill in the United Kingdom operations (International operating segment) and domestic operations of $15,509 and $337, respectively. The methodologies used to estimate fair value include the use of estimates and assumptions, including projected revenues, earnings and cash flows. The carrying value exceeded the fair value resulting in the impairment charge. The charge is recorded in the statement of operations under the caption "Impairment loss on intangible assets".

Below is a summary reconciliation of accrued restructuring related charges for the fiscal years ended January 29, 2005 and January 31, 2004

                                            Balance                                            Balance
                                          January 31,                                        January 29,
                                             2004       Additions   Adjustments   Payments      2005
                                          -----------   ---------   -----------   --------   -----------
Termination benefits and other costs         $7,400        $71         $(394)     $(6,553)       $524
Benefit plan curtailment...............         383         --                       (383)         --
                                             ------        ---         -----      -------        ----
   Restructuring charges...............      $7,783        $71         $(394)     $(6,936)       $524
                                             ======        ===         =====      =======        ====


                                            Balance                                            Balance
                                          January 25,                                        January 31,
                                             2003       Additions   Adjustments   Payments      2004
                                          -----------   ---------   -----------   --------   -----------
Termination benefits and other costs           --          9,001        $--         (1,601)     7,400
Benefit plan curtailment...............                      383                        --        383
                                              ---         ------        ---        -------     ------
   Restructuring charges...............       $--         $9,384        $--        $(1,601)    $7,783
                                              ===         ======        ===        =======     ======

During the years ended January 29, 2005 and January 31, 2004, the Company recorded restructuring income of $323 and restructuring expenses of $9,001, respectively. The current year's restructuring income is comprised of $71 expense attributed to the Sherrill, NY factory closure, offset by the reversal of $394 of restructuring accruals established at January 31, 2004 for severance attributed to the closure and/or sale of the Buffalo, NY and Shanghai, China manufacturing facilities

4.   INCOME TAXES

The Company accounts for taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the use of the liability method of computing deferred income taxes. Under the liability method, deferred income taxes are based on the tax effect of temporary differences between the financial statement and tax bases of assets and liabilities and are adjusted for tax rate changes as they occur. Deferred tax assets are reduced by valuation allowances to the extent their realization is uncertain.

The components of the deferred tax assets and (liabilities) are as follows:

                                                          2005       2004
                                                        --------   --------
Deferred tax assets:
   Postretirement benefits............................  $    927   $ 24,740
   Employee benefits..................................    20,881     16,673
   Inventory reserves.................................     5,061      4,554
   Net operating loss carry forward...................    35,106     17,214
   Excess book-over tax depreciation..................     3,836         --
   Other..............................................    11,057         --
                                                        --------   --------

Total deferred tax asset..............................  $ 76,868   $ 63,181

Deferred tax liabilities:
   Excess tax-over-book depreciation..................  $     --   $  7,713
   Equity invested in foreign subsidiaries............     1,882      5,123
   Acquisition intangibles............................    10,219      5,052
   Other..............................................     1,828      1,016
                                                        --------   --------
Total deferred tax liability..........................    13,929     18,904
                                                        --------   --------
Net deferred tax asset before valuation allowance.....    62,939     44,277
Valuation allowance...................................   (73,240)   (54,100)
                                                        --------   --------
Net deferred tax liability............................  $(10,301)  $ (9,823)
                                                        ========   ========

   Current deferred liability.........................    (1,214)        --
                                                        --------   --------
   Non-Current deferred tax liabilities...............  $ (9,087)  $ (9,823)
                                                        ========   ========

During 2005, the Company continues to recognize a full valuation allowance of $73,240 against net deferred tax assets of $62,939. In determining the amount of valuation allowance necessary, $10,219 and $82 of deferred tax liabilities related to indefinite long-lived intangibles and foreign deferred taxes, respectively, have been excluded from the calculation.

During 2004, the Company recorded initial non-cash charges to operations and other comprehensive loss of $49,033 and $5,057 (a deferred tax asset was established, followed by immediate recognition of a full valuation allowance offsetting the benefit in other comprehensive loss), respectively, to establish a total valuation allowance of $54,100 against net deferred tax assets of $44,277 (exclusive of deferred tax liabilities related to indefinite long-lived intangibles). The charge was calculated as a result of restructuring costs incurred and a recent history of domestic book losses, in accordance with the provisions of SFAS 109, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Evidence, such as operating results during the most recent three-year period is given more weight when, due to our current lack of profit visibility, there is a greater degree of uncertainty that the level of future profitability needed to record the deferred tax assets will be achieved. Our results over the most recent three-year period were heavily affected by our recent business restructuring activities. The Company's cumulative loss in the most recent three-year period, represents sufficient negative evidence to require a valuation allowance under the provisions of SFAS 109.

The Company will maintain a valuation allowance until sufficient positive evidence exists to support its reduction or reversal.

During 2005, the Company received taxable dividends from subsidiary earnings and profits previously accrued for under APB 23, "Accounting for Income Taxes-Special Areas". For 2004, the Company provided $5,123 of deferred tax expense on $13,845 of retained earnings of certain international subsidiaries. An income tax provision had not been recorded previously as it was determined that these earnings would be reinvested in properties and plants and working capital. Restructuring activities that took place during 2004 changed that determination. Deferred taxes on retained earnings of the remaining international subsidiaries have not been recognized as the income is determined to be permanently reinvested.

The provision for income taxes consists of the following:

                                                       2005      2004     2003
                                                      ------   -------   ------
Current tax expense:
Current:
   U.S. Federal....................................   $   --   $(5,600)  $1,790
   Foreign.........................................    2,266     1,650     (585)
   State...........................................      112       186      338
Deferred tax expense...............................      477    29,027      776
                                                      ------   -------   ------
   Total tax expense...............................   $2,855   $25,263   $2,319
                                                      ======   =======   ======

The income tax provision differed from the total income tax expense as computed by applying the statutory U.S. Federal income tax rate to income before income taxes. The reasons for the differences are as follows:

                                                    2005       2004       2003
                                                  --------   --------   -------
Statutory U.S. Federal taxes...................   $(16,413)  $(25,142)  $ 3,924
Difference due to:
   Foreign taxes...............................        901      2,679    (1,009)
   State taxes.................................     (1,254)       123       223
   U.S. permanent differences..................      1,980         --        --
   Valuation allowance.........................     16,949     49,033        --
   Equity Interest in Foreign Subsidiaries.....         --      5,123        --
   Reversal of loss accruals no longer
      required.................................         --     (4,667)     (288)
   State loss carryover........................         --         --      (412)
   Net operating loss carryback................         --       (748)       --
   Other.......................................        692     (1,138)     (119)
                                                  --------   --------   -------
   Provision for taxes.........................   $  2,855   $ 25,263   $ 2,319
                                                  ========   ========   =======

The following presents the U.S. and non-U.S. components of (loss) income before income taxes:

                                                     2005       2004       2003
                                                   --------   --------   -------
U.S. (loss) income .............................   $(42,448)  $(70,919)  $10,320
Non-U.S. (loss) income .........................     (5,826)    (3,029)    1,221
                                                   --------   --------   -------
   (Loss) income before income taxes ...........   $(48,274)  $(73,948)  $11,541
                                                   ========   ========   =======

During the third quarter ended October 30, 2004 the Company underwent a change in ownership within the definition of Sec. 382 of the Internal Revenue Code. The pre-change net operating loss carry forward is subject to a substantial annual limitation under Sec. 382. The Company had previously placed a valuation allowance against all its net deferred tax assets.

5.   RECEIVABLES

Receivables by major classification are as follows:

                                                                 2005      2004
                                                               -------   -------
Trade accounts receivable...................................   $56,709   $61,417
Less allowance for doubtful accounts........................     3,483     2,961
                                                               -------   -------
   Net trade accounts receivable............................    53,226    58,456
Other accounts and notes receivable.........................     1,398     1,890
                                                               -------   -------
   Total receivables........................................   $54,624   $60,346
                                                               =======   =======

6.   INVENTORIES

Inventories by major classification are as follows:

                                                               2005       2004
                                                             --------   --------
Finished goods ...........................................   $101,982   $122,769
Goods in process .........................................      1,854      7,096
Raw materials and supplies ...............................      3,115      9,583
                                                             --------   --------
   Total .................................................   $106,951   $139,448
                                                             ========   ========
Excess of replacement cost over LIFO value of
   Inventories ...........................................   $  5,564   $  6,482
                                                             ========   ========

During the fiscal years ended January 2005 and 2004 LIFO liquidations reduced costs of sales by $857 and $2,804, respectively.

7.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment by major classification are as follows:

                                                               2005       2004
                                                             --------   --------
Land .....................................................   $  4,198   $  6,242
Buildings ................................................     45,026     61,620
Machinery and equipment ..................................    111,357    139,787
Tooling ..................................................     23,767     26,602
                                                             --------   --------
   Total .................................................    184,348    234,251
Less accumulated depreciation ............................    161,199    160,576
                                                             --------   --------
Property, plant and equipment-- net ......................   $ 23,149   $ 73,675
                                                             ========   ========

Depreciation expense totaled $12,063, $11,417 and $13,899 during the fiscal years ended January 2005, 2004 and 2003, respectively.

8.   COMMITMENTS AND CONTINGENCIES

The Company is involved in various routine legal proceedings incidental to the operation of its business. The Company does not believe that it is reasonably possible that any ongoing or pending litigation will have a material effect on the future financial position, net income or cash flows of the Company. Notwithstanding the foregoing, legal proceedings involve an element of uncertainty. Future developments could cause these legal proceedings to have a material adverse effect on the Company's future financial statements.

In prior years, the Company received grants and entered into New York Development Capital Grant Disbursement agreements. Under the agreements, the Company is obligated to employ a predetermined number of persons at its Oneida, New York and Buffalo, New York facilities. If the predetermined number of employees is not met, the Company is required to repay a prorated share of the grants. As of January 29, 2005 and January 31, 2004, the Company did not meet the criteria in the Buffalo, New York facility. The Company received a waiver for January 31, 2004 from the New York Empire State Development Agency and will request a similar waiver for January 29, 2005. If the waiver is not granted, the Company will be required to repay $520 as of January 29, 2005. The Company has fully provided for the repayment of the prorated portion of the grants as of January 29, 2005

The March, 2004 Phase II study of the Buffalo China, Inc. manufacturing facility in Buffalo, New York, prepared in connection with the sale of that facility, discovered a reportable event relative to the presence of petroleum on that site. On March 15, 2004 the Borrower reported the presence of the petroleum to the New York State Department of Environmental Conservation and on June 16, 2004 provided a Petroleum Release Remediation Work Plan to the New York State Department of Environmental Conservation relative to this site. Remediation Work was completed in December 2004, and the expense was approximately $200.

In February 2005, the New York State Department of Environmental Conservation raised additional concerns of other hazardous substances at the former Buffalo China, Inc. manufacturing facility which was sold in March 2004, and for which Buffalo China, Inc. retains environmental liability through the fall of 2005. The Company's Buffalo China, Inc. subsidiary plans to continue to work with the New York State Department of Environmental Conservation to reach a mutually-acceptable resolution of these issues. As of the date of the financial statements not all testing necessary to determine the full nature and extent of the contamination has been completed. Not withstanding, at this early juncture, the Company has reserved $1,400 related to the matter based on estimates prepared by an external environmental consultant hired by the Company.

On April 20, 2005 the Company received notice from the US Environmental Protection Agency of potential liability for clean up of a site owned and used by its former subsidiary, Leavens Manufacturing Co, Inc. The extent of the Company's liability, if any, cannot be reasonably estimated as of the date of this filing.

The Company entered into a five year purchase agreement with Niagara Ceramics Corporation, the buyer of the Buffalo China manufacturing and decorating facility, on March 12, 2004. The Company and the buyer of Buffalo China are currently in dispute over the minimum purchase commitments stipulated in the agreement, and have commenced a dispute resolution process. As of January 29, 2005, the Company has adequately provided for the possibility of an unfavorable outcome with respect to this dispute.

The Company entered into a three year purchase agreement with Sherrill Manufacturing, Inc., the buyer of the manufacturing assets located in Sherrill, New York, on March 22, 2005. The agreement stipulates purchase commitments through the three year term of the agreement. Additionally the contract contains a leaseback arrangement, whereby the Company will lease warehouse and office space from the buyer. The agreement also states that if the buyer enters into leases with third parties which result in total rental payments made by the Company and by third parties pursuant to separate leases during the second year of the initial term exceeding $1,150, the buyer shall pay the Company fifty percent of any amount it receives in excess of $1,150.

In September 2001, the Company entered into a new three-year distribution agreement with a supplier. This contract stipulates purchase commitments through the term of the agreement. In addition, the Company was required to maintain a $1,000 stand-by letter of credit for the first two years of the agreement. In 2005 and 2004 purchase commitments under this agreement amounted to $4,900. The agreement expired in September 2004.

The Company's United Kingdom subsidiary periodically enters into forward foreign currency contracts in order to hedge against the volatility of the U.S. dollar. The contracts are entered into because the United Kingdom operation purchases certain amounts of inventory denominated in U.S. dollars. During 2005 and 2004, foreign currency losses of $314 and $543, respectively, are included in cost of sales in the consolidated statement of operations. The total amounts of such losses represent the portion of the change in the fair value of the forward contracts.

The Company leases numerous factory stores, warehouses and office facilities. Lease expense charged to operations was $12,232, $9,597 and $9,197 for fiscal years ended January 2005, 2004 and 2003, respectively. All leases are recognized on a straight-line basis over the minimum lease term.

Future minimum payments for all non-cancelable operating leases having a remaining term in excess of one year at January 2005 are as follows:

                                    Commitment
                                    ----------
2006.............................     $ 5,419
2007.............................       3,916
2008.............................       2,901
2009.............................       2,070
2010.............................       1,173
Remainder........................       2,449
                                      -------
   Total.........................     $17,928
                                      =======

Under the provisions of some leases, the Company pays taxes, maintenance, insurance and other operating expenses related to leased premises. These amounts are not included in the minimum lease payments above.

9.   DEBT

On August 9, 2004 the Company completed the comprehensive restructuring of the existing indebtedness with its lenders, along with new covenants based upon then current financial projections. The restructuring included the conversion of $30 million of principal amount of debt into an issuance of a total of 29.85 million shares of the common stock of the Company to the individual members of the lender group or their respective nominees. The common shares were issued in blocks proportionate to the amount of debt held by each lender. As of August 9, 2004, these shares of common stock represented approximately 62% of the outstanding shares of common stock of the Company. In addition to the debt to equity conversion, the Company received a new $30 million revolving credit facility from the lenders and restructured the balance of the existing indebtedness into a Tranche A loan of $125 million and a Tranche B loan of approximately $80 million. All the restructured bank debt is secured by a first priority lien over substantially all of the Company's and its domestic subsidiaries' assets. The Tranche A loan will mature in three years and require amortization of principal based on available cash flow and fixed amortization of $1,500 per quarter beginning in the third year. Interest on the Tranche A loan will accrue at LIBOR (London Inter Bank Offered Rate) plus 6%-8.25% depending on the leverage ratio. The Tranche B loan will mature in 3 1/2 years with no required amortization. Interest on the Tranche B loan will accrue at LIBOR plus 13% with a maximum interest rate of 17%. The Tranche B loan has a Payment in Kind (PIK) option, at the Company's discretion, that permits the compounding of the interest in lieu of payment. During the third and fourth quarters, the Company chose the PIK option and cash interest was not paid on the Tranche B debt. The debt and equity restructuring constituted a change in control of the Company. There are several employee benefit plans that have triggers if a change of control occurs. The appropriate plans were amended to allow the debt and equity transaction without triggering the change in control provision. In addition, the Shareholder Rights Plan was terminated.

The restructured debt agreement has several covenants including maximum total leverage ratio, cash interest coverage ratio, total interest coverage ratio, and consolidated minimum Earnings Before Interest, Taxes, Depreciation, Amortization and Restructuring Expenses (EBITDAR). The Company was in compliance with its covenants as of January 29, 2005, but anticipated violating the covenants at the end of the second quarter of the fiscal year ending January 28, 2006. As a result, in March 2005 the Company began discussing amendments to those covenants with its lenders. On April 7, 2005, the Company's lending syndicate approved an amendment to the Company's credit agreement providing less restrictive financial covenants (beginning with the first quarter of the fiscal year ending January 2006), consenting to the sale of certain non-core assets, and authorizing the release of certain proceeds from the assets sold. The revised financial covenants extend through the fiscal year ending January 2007. Therefore, as a result of the amendment to the credit agreement described above and the additional actions taken by the Company during the fiscal year ended January 29, 2005 and subsequent to the balance sheet date, the Company's Independent Registered Public Accounting Firm has excluded the "Going Concern" explanatory paragraph from their report dated April 14, 2005 that was previously included in the Independent Registered Public Accounting Firm's report, dated April 30, 2004, for the prior fiscal year ended January 31, 2004.

Short-term debt consists of the following at January 29, 2005 and January 31, 2004:

                                  January 29,   January 31,
                                      2005          2004
                                  -----------   -----------
Barclay's Bank (United Kingdom)      $8,623        $4,050
Oneida Savings Bank                      --         2,000
Italian IRB                              --           650
HSBC (Shanghai)                         954           954
                                     ------        ------
   Total Short-term debt:            $9,577        $7,654
                                     ======        ======

The Company is currently in negotiation with Barclay's Bank (UK) to renew Oneida UK's working capital and letter of credit banking facility which, unless renewed, expires April 2005.

The following table is a summary of the long-term debt at January 29, 2005 and January 31, 2004 respectively:

                                                                       Outstanding at     Outstanding at
Debt Instrument                                                       January 29, 2005   January 31, 2004
---------------                                                       ----------------   ----------------
Senior notes due May 31, 2005 (9.49%) .............................       $     --           $  18,038
Amended and restated revolving credit agreement due May 31, 2005...             --                  --
   (1.56%-5.13%) ..................................................             --             202,000
Tranche A - Base Rate, due August 9, 2007 .........................            632                  --
Tranche A - LIBOR, due August 9, 2007 .............................        115,000                  --
Tranche B - LIBOR, due February 9, 2008 ...........................         82,914                  --
Revolver - LIBOR, due February 9, 2007 ............................          5,000                  --
Swingline - Base Rate, due February 9, 2007 ............................       700                  --
Other debt at various interest rates (3.00%-8.33%), due through 2010 ...     2,670               3,176
                                                                          --------           ---------
   Total Debt:                                                             206,916             223,214
   Less Current Portion:                                                    (2,572)           (223,214)
                                                                          --------           ---------
   Long-Term Debt:                                                        $204,344           $       0
                                                                          ========           =========

At January 29, 2005 and January 31, 2004 the Company had outstanding letters of credit of $18,731 and $16,174 respectively.

The following table summarizes maturities of long-term debt for each of the next five fiscal years ending in January:

Fiscal Year    Amount
-----------   --------
2006          $  2,572
2007                21
2008           121,353
2009            82,936
2010+               34
              --------
              $206,916
              ========

At January 29, 2005, the Company had available liquidity of $20,778 ($4,300 from the Swingline and $16,478 from unused lines of credit) to be drawn upon as needed with a blended interest rate of 6.61%.

Total interest costs incurred by the Company are presented net of capitalized interest of $97, $159 and $112 for fiscal year ended January 2005, 2004 and 2003, respectively.

10.  ACCRUED LIABILITIES

Accrued liabilities by major classification are as follows for fiscal years ended January 29, 2005 and January 31, 2004:

                                January 29, 2005   January 31, 2004
                                ----------------   ----------------
Vacation pay ................        $ 3,610            $ 5,136
Wages and commissions .......          2,166              2,191
Workers compensation ........          6,872              6,307
Postretirement liabilities...             40              4,037
Other employee benefits .....          3,110              1,655
Interest payable ............          2,209              1,320
Corporate income taxes ......            767                852
Rebates .....................          3,698              2,801
Freight/duty ................          1,067              1,758
Professional fees ...........          2,355              1,609
Markdowns/advertising .......          1,920                952
Environmental remediation....          1,400                 --
Other accruals ..............          4,437              5,671
                                     -------            -------
   Total ....................        $33,651            $34,289
                                     =======            =======

11.  RETIREMENT BENEFIT AND EMPLOYEE SECURITY PLANS

United States Defined Benefit Pension Plans

The Company maintains defined benefit plans covering the majority of employees in the United States. Employees of the Silversmiths Division are covered by both an Employee Stock Ownership Plan (ESOP) and a defined benefit pension plan.

The net periodic pension cost for the Company's United States (US) qualified defined benefit plans for fiscal years ended January 2005, 2004 and 2003 were as follows:

                                       2005      2004      2003
                                     -------   -------   -------
Service cost .....................   $   152   $ 1,383   $ 1,062
Interest cost ....................     4,040     3,004     2,656
Expected return on plan assets ...    (2,213)   (1,808)   (2,008)
Curtailment loss .................     2,863       383        --
Net amortization .................     1,178       197      (118)
                                     -------   -------   -------
   Net periodic pension cost .....   $ 6,020   $ 3,159   $ 1,592
                                     =======   =======   =======

In determining the net periodic pension cost, the weighted average discount rate was 6.25%, 6.75% and 6.90%, respectively, for the fiscal years ended January 2005, 2004, and 2003.

During fiscal year ended January 2005 the Company amended two of its US pension plans to freeze benefit accruals resulting in recognition of a curtailment charge of $2,577. The Company recognized an additional charge of $286 on another domestic pension plan as a result of employee terminations.

US plan assets consist primarily of stocks, bonds, and cash equivalents. The following table presents a reconciliation of the funded status of the plans and assumptions, based on valuations performed at January 29, 2005 and January 31, 2004 respectively.

                                                    2005       2004
                                                  --------   --------
Change in benefit obligation:
Benefit obligation-beginning of year ..........   $(61,778)  $(45,593)
Service cost ..................................       (152)    (1,383)
Interest cost .................................     (4,040)    (3,004)
Benefits paid .................................      2,390      2,566
Amendment .....................................       (689)        --
Curtailment gain ..............................        182          0
Actuarial (loss) gain .........................     (5,991)   (14,364)
                                                  --------   --------
Benefit obligation-end of year ................   $(70,078)  $(61,778)
                                                  ========   ========
Change in plan assets:
Fair value of plan assets-beginning of year ...   $ 26,336   $ 20,849
Actual return on plan assets ..................      1,135      3,524
Employer contribution .........................      4,324      4,529
Benefits paid .................................     (2,390)    (2,566)
                                                  --------   --------
Fair value of plan assets-end of year .........   $ 29,405   $ 26,336
                                                  ========   ========
Funded status .................................   $(40,673)  $(35,442)
Unrecognized net losses .......................     25,792     20,090
Unrecognized prior service cost ...............        222      2,425
Unrecognized net asset ........................       (158)      (195)
                                                  --------   --------
Accrued benefit cost ..........................    (14,817)   (13,122)
Additional minimum liability ..................    (25,856)   (22,141)
                                                  --------   --------
Total accrued benefit cost ....................   $(40,673)  $(35,263)
                                                  ========   ========
Current portion accrued benefit cost ..........   $(17,667)  $(11,004)
                                                  ========   ========
Long-term portion accrued benefit cost ........   $(23,006)  $(24,259)
                                                  ========   ========
Range of weighted average assumptions as of
the end of January
Discount rate .................................        6.0%      6.25%
Expected return on plan assets ................    8.0-8.5%   8.0-8.5%
Rate of compensation increase .................          0%     0-2.5%

The accumulated benefit obligation for the defined benefit plans for fiscal years ended January 2005 and 2004 was $70,078 and $61,778, respectively.

FASB 87 "Employers' Accounting for Pensions" requires recognition in the balance sheet of an additional minimum liability for pension plans with accumulated benefit obligation in excess of plan assets. At January 2005 and 2004 respectively, the accumulated benefit obligation exceeded the plan assets resulting in the recognition of a cumulative additional minimum pension liability of $25,856 and $22,141, an intangible asset of $222 and $2,425 and a cumulative charge to shareholders' equity, net of tax benefit, of $23,337 and $17,413. The difference of $5,919 between the current year change in the additional minimum pension liability and intangible pension asset is included in other comprehensive (loss) income. A valuation allowance was recorded to continuing operations for the beginning of year 2004 deferred tax asset associated with the beginning of the year 2004 benefit obligation. Due to continuing losses incurred by the Company, subsequent charges to equity resulting from recognition of additional minimum pension liabilities are without deferred tax benefit.

Subsequent to year end, the Company filed a request with the Internal Revenue Service seeking permission to waive the remaining minimum funding requirement for 2005 of $7,811. If the waiver is not granted, the Company would make this payment during 2006. Assuming the waiver is granted, the Company expects to contribute cash contributions of $9,173 to its U.S. pension plans through 2006. If the waiver is not approved, the Company would contribute the $7,811 related to the prior year in addition to the $9,173 for 2006.

Pension benefit payment amounts are anticipated to be paid as follows:

Fiscal Year   U.S. Plans
-----------   ----------
2006            $ 2,092
2007              2,115
2008              2,255
2009              2,569
2010              2,873
2011-2015        21,458

The asset allocation for the Company's primary pension plans at the end of 2005 and 2004, and the target allocation for 2006, by asset category, are as follows:

                           Range of Target   % of Plan Assets   % of Plan Assets
    Asset Category        Asset Allocation         2005               2004
-----------------------   ----------------   ----------------   ----------------
Equity securities             40 - 80%              72%                64%
Fixed income securities       20 - 60%              28%                36%
                                                   ---                ---
   Total                                           100%               100%
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

Non-United States Pension Plan

The Company maintains a defined benefit pension plan covering the employees of its U.K. subsidiary. There are no other Non-United States pension plans. The net periodic pension cost for the Non-U.S. defined benefit plan for 2005 is as follows:

                                      2005
                                    -------
Service cost ....................   $   127
Interest cost ...................     2,109
Expected return on plan assets ..    (1,430)
Net amortization ................       443
                                    -------
   Net periodic pension cost ....   $ 1,249
                                    =======

The Company began recording the U.K. pension plan under SFAS 87 during the fiscal year ended January 29, 2005. The pension plan did not have a material impact to the prior year financial statements.

In determining the net periodic pension cost, the weighted average discount rate was 6.25%.

The Non-US plan assets consist primarily of stocks, bonds, and cash equivalents. The following table presents a reconciliation of the funded status of the plans and assumptions, based on a valuation performed at January 29, 2005.

                                                    2005
                                                  -------
Change in benefit obligation:
Benefit obligation-beginning of year ..........   $(7,283)
Service cost ..................................       (27)
Interest cost .................................      (447)
Member contributions ..........................       (17)
Benefits paid .................................       295
Actuarial (loss) gain .........................     2,162
                                                  -------
Benefit obligation-end of year ................   $(5,317)
                                                  =======

Change in plan assets:
Fair value of plan assets-beginning of year ...   $ 3,814
Actual return on plan assets ..................       363
Employer contribution .........................       228
Member contributions ..........................        17
Benefits paid .................................      (295)
                                                  -------
Fair value of plan assets-end of year .........     4,127
                                                  =======
Funded status .................................    (1,190)
Unrecognized net losses .......................       (58)
                                                  -------
Accrued benefit cost ..........................    (1,248)
Additional minimum liability ..................         0
                                                  -------
Total accrued benefit cost ....................   $(1,248)
                                                  =======
Current portion accrued benefit cost ..........        --
                                                  =======
Long-term portion accrued benefit cost ........   $(1,248)
                                                  =======
Range of weighted average assumptions as of
the end of January
Discount rate .................................       6.0%
Expected return on plan assets ................       8.0%
Rate of compensation increase .................      1.25%

The accumulated benefit obligation for the defined benefit plan for fiscal year ended January 2005 was $5,317.

Pension benefit payment amounts are anticipated to be paid as follows:

Year        Non-U.S. Plans
----        --------------
2006            $  246
2007               254
2008               259
2009               266
2010               270
2011-2015        1,636

The asset allocation for the Company's Non-U.S. pension plans at the end of fiscal years ended January 2005 and the target allocation for 2006, by asset category, are as follows:

                           Range of Target   % of Plan Assets
     Asset Category       Asset Allocation         2005
-----------------------   ----------------   ----------------
Equity securities              40-80%               66%
Fixed income securities        20-60%               34%
                                                   ---
   Total                                           100%
                                                   ===

Contributions towards retirement benefits are invested in a unit linked contract which offers a choice of both equity and no-equity linked investment options and a switch facility with in a range of investment options. Assets will be diversified among traditional investments in equity and fixed income instruments. It would be anticipated that a modest allocation to cash would exist within the plans, since each investment manager is likely to hold fractional cash in a portfolio.

United States Supplemental Executive Retirement Plan

The Company maintains a variety of non-qualified plans designed to provide additional retirement benefits to key employees of the company and its subsidiaries, the most significant of which are the Supplemental Executive Retirement Plan (SERP), the defined benefit restoration plan, the deferred compensation plan and the Oneida Ltd. security plan.

Upon retirement, SERP participants receive an annual retirement allowance, as defined by the plan, less amounts paid under the qualified retirement plan, social security and retirement allowances from previous employers. All participants under this plan are currently retired and receiving benefit payments. Outstanding liabilities amounted to $1,326 and $1,172 for fiscal years ended January 2005 and 2004, respectively. The Company incurred expenses for fiscal years ended January 2005, 2004 and 2003 of $297, $496 and $0, respectively.

The Company maintains an unfunded defined benefit restoration plan for certain employees designed similar to the SERP. This plan was frozen during 2005 and benefits for employees not vested were terminated. A curtailment charge of $638 was recorded as a result of the freeze amendment. For fiscal years ended January 2005 and 2004 respectively, the Company recorded an accumulated benefit obligation of $2,887 and $3,585. For fiscal years ended January 2005 and 2004 respectively, the accumulated benefit obligation exceeded the plan assets resulting in the recognition of an additional minimum pension liability of $321 and $2,462, an intangible pension asset of $0 and $2,135 and a cumulative charge to shareholders' equity, net of tax benefit, of $276 and $282. A deferred tax asset valuation allowance was recorded for the year ended January 2004 associated with the beginning of fiscal year 2004 benefit obligation. Due to continuing losses incurred by the Company, subsequent charges to equity from recognition of additional minimum pension liabilities are without deferred tax benefit. Pension expense for fiscal years ended 2005, 2004 and 2003, respectively was $655, $582 and $587.

The Company offers a deferred compensation plan for select employees who may elect to defer a certain percentage of annual salary. The company does not match any contributions. Each participant earns interest based upon the Moody's Baa corporate bond rate, adjusted quarterly, on their respective deferred compensation balance. Upon retirement or termination, participants are generally paid out in monthly installments over 10 years. The company maintains a liability for total deferred compensation and accrued interest of $5,203 and $5,593 for the fiscal years ended January 2005 and 2004, respectively. Deferred compensation expense amounted to $377, $399 and $448 for the fiscal years ended January 2005, 2004 and 2003, respectively

The Company maintained a non-qualified security plan designed to provide supplemental retirement benefits to select management employees. The plan was terminated in 1982 and the retirement benefits frozen at that time. The Company continued to pay monthly benefits to participants of the plan until July 31, 2004, at which time the Company terminated the entire remaining liability and recorded $1,330 to other income as a result of the termination. For the fiscal years ended January 2005 and 2004, respectively, liabilities associated with this plan were $0 and $1,472.

Dividends on all ESOP shares are added to participant accounts. Future contributions to the ESOP will be in the form of either cash or treasury shares. The transfer of treasury shares resulted in expense for fiscal years ended

January 2005, 2004 and 2003, respectively, of $0, $799 and $0. Expense is recorded as the fair value of the treasury stock contributed to the plan

The Company also maintains a salary deferral 401(k) plan covering substantially all employees. The net pension cost associated with the Company's defined contribution plans was $129, $126 and $106, for the fiscal years ended January 2005, 2004, and 2003, respectively.

Postretirement Health Care and Life Insurance Benefits

The Company reimbursed a portion of the health care and life insurance benefits for the majority of its domestic retired employees who had attained specified age and service requirements. On April 27, 2004, the Company announced that it had terminated the Oneida Ltd. Retiree Group Medical Plan (the plan) effective May 31, 2004. The Company continues to provide these benefits for employees of its Canadian subsidiary and employees of Buffalo China, Inc., as well as continuing life insurance benefit to its domestic employees.

Net periodic postretirement benefit cost for all plans for fiscal years ended January 2005, 2004 and 2003 included the following components:

                                                 2005      2004     2003
                                               --------   ------   ------
Service cost ...............................   $    143   $1,398   $1,491
Interest cost ..............................        903    5,945    5,916
Net amortization ...........................       (911)     984    1,006
Settlement Charge ..........................    (62,007)      --       --
Curtailment gain ...........................       (122)    (556)       0
                                               --------   ------   ------
Net periodic postretirement benefit cost ...   $(61,994)  $7,771   $8,413
                                               ========   ======   ======

In determining the net periodic postretirement benefit cost, the weighted average discount rate was 6.25%, 6.75% and 6.90%, respectively, for the fiscal years ended January 2005, 2004, and 2003. The Company recorded the one-time plan termination benefits as other income. Additionally, the Company recorded gains from curtailment as a result of reductions in the Company's domestic workforce.

The following table sets forth the status of the Company's postretirement plans, which are unfunded based on valuations performed at January 31, 2005 and 2004, respectively:

                                                               2005       2004
                                                             --------   --------
Change in benefit obligation
Benefit obligation - beginning of year ...................   $(97,019)  $(92,758)
Service cost .............................................       (143)    (1,398)
Interest cost ............................................       (903)    (5,945)
Benefits paid ............................................      3,299      5,108
Employee contributions ...................................       (956)    (1,018)
Amendments ...............................................     45,732      2,076
Settlements ..............................................     47,603         --
Actuarial loss ...........................................       (470)    (3,084)
                                                             --------   --------
Benefit obligation - end of year .........................   $ (2,857)  $(97,019)
                                                             ========   ========

Funded status ............................................   $ (2,857)  $(97,019)
Unrecognized net losses ..................................        335     32,498
Unrecognized prior service cost ..........................       (111)    (2,446)
                                                             --------   --------
Accrued postretirement benefit cost ......................     (2,633)   (66,967)
   Less current portion ..................................         --      4,037
                                                             --------   --------
Accrued postretirement benefit cost ......................   $ (2,633)  $(62,930)
                                                             ========   ========
Weighted average assumptions as of  the end of January
Discount rate ............................................       6.00%      6.25%
Healthcare inflation rate ................................       7.80%      8.00%
Prescription drug inflation rate .........................        N/A    6.0-9.0%

Employee Security Plan

The Company maintains an employee security plan which provides severance benefits for all eligible employees of the Company and its subsidiaries losing their jobs in the event of a change in control as defined by the plan. Employees are eligible if they have one year or more of service and are not covered by a collective bargaining agreement. The plan provides two and one half months of pay for each year of service, up to twenty-four months maximum, and a continuation of health care and life insurance benefits on the same basis. The plan was amended during fiscal year ended January 29, 2005 such that the August 9, 2004 restructuring of the Company's bank debt and related stock issuance were not deemed to be a "change of control" for the purpose of the plan.

12. STOCKHOLDERS' EQUITY

Securities outstanding include $1 par value Common Stock and 6% Cumulative Preferred Stock. Each holder of Common Stock is entitled to one vote for each share of Common Stock held. Subject to the rights of holders of 6% Cumulative Preferred Stock, holders of Common Stock are entitled to receive dividends at the discretion of the Board of Directors. In liquidation, subject to the prior rights of holders of 6% Cumulative Preferred Stock, holders of Common Stock, upon a distribution of capital assets, shall receive any and all assets remaining to be distributed after distribution to the holders of the 6% Cumulative Preferred Stock. Cumulative Preferred Stock carries no pre-emptive rights, conversion rights, redemption rights or sinking fund provisions.

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

No shares of 6% Cumulative Preferred Stock were issued upon conversion, exercise or satisfaction of required conditions during the fiscal years ended January 29, 2005 and January 31, 2004. All shares of Common Stock that were issued upon conversion, exercise or satisfaction of required conditions are included in note
13. As of January 29, 2005 and January 31, 2004, there is $129 of dividends in arrears on 6% Cumulative Preferred stock dividends. Under its current lending agreement, the Company is restricted from paying all dividends. Accumulated dividends during the period are deducted from income available to common shareholders to calculate earnings per share.

13. STOCK PLANS

Employee Stock Purchase Plan

At January 2005, under the terms of a qualified stock purchase plan, the Company has not reserved shares of common stock for issuance to its employees. The purchase price of the stock is the lower of 90% of the market price at the time of grant or at the time of exercise. The Company terminated the Employee Stock Purchase Plan on June 30, 2004. Unexercised rights that expired on this date were not made available for future grants.

                                                     2005        2004        2003
                                                  ---------   ---------   ---------
Outstanding at beginning of year ..............     239,626     318,047     326,421
Exercised during the year .....................     (36,628)    (44,955)    (30,551)
Expired during the year .......................    (202,998)   (324,708)   (320,374)
Granted during the year .......................          --     291,242     342,551
                                                  ---------   ---------   ---------
Outstanding at end of year ....................          --     239,626     318,047
                                                  =========   =========   =========
Average per share price of rights exercised ...   $    1.61   $    6.47   $   14.97
                                                  =========   =========   =========

No expense was incurred as a result of accounting for this plan.

Stock Option Plan

Options were granted at exercise prices equal to the fair value on the date of the grant and may be paid for in cash or by tendering previously held common stock of the Company at the time the option is exercised. Stock options are non-transferable other than on death, vest over five years from date of grant and expire ten years from date of grant.

                                             Option Price
                                      -------------------------
                                                    (Thousands)
                      No. of Shares    Per Share       Total
                      -------------   -----------   -----------
Outstanding at
   January 2002 ...     1,174,857      7.58-28.13     $22,033
   Granted ........       349,000           18.17       6,341
   Exercised ......       (15,325)    12.42-16.60        (116)
   Expired ........       (41,765)                       (926)
                        ---------                     -------
Outstanding at
   January 2003 ...     1,466,767      7.58-28.13      27,332
   Granted ........       235,410           11.00       2,590
   Exercised ......        (3,700)      7.58-9.08         (29)
   Expired ........      (253,903)                     (4,744)
                        ---------                     -------
Outstanding at
   January 2004....     1,444,574      7.58-28.13      25,149
   Granted.........        26,000       1.00-1.53          39
   Exercised.......             0                           0
   Expired.........      (426,804)                     (7,342)
                        ---------                     -------
Outstanding at
   January 2005....     1,043,770       1.00-28.13    $17,846
                        =========                     =======

                       Options Outstanding at January 2005

                                                     Weighted Average      Weighted Average
Range of Exercise Prices   Options Outstanding   Remaining Life In Years    Exercise Price
------------------------   -------------------   -----------------------   ----------------
1.00-1.53                          26,000                 10.00                   1.49
9.08-12.42                        232,920                  6.81                  11.29
16.60-19.00                       570,066                  6.37                  17.77
21.88-28.13                       214,784                  3.82                  23.50
                                ---------
                                1,043,770
                                =========

                       Options Exercisable at January 2005

                                                 Weighted Average
Range of Exercise Prices   Options Exercisable    Exercise Price
------------------------   -------------------   ----------------
1.00-1.53                              0                   0
9.08-12.42                        89,064               11.75
16.60-19.00                      341,862               17.80
21.88-28.13                      214,784               23.50
                                 -------
                                 645,710
                                 =======

Options exercisable under the plan at January 2005, 2004 and 2003 amounted to 645,710, 720,661 and 613,860 respectively. The weighted average exercise price of options exercisable at January 2005, 2004 and 2003 was $18.86, $19.04 and $18.88, respectively.

At the time options are exercised, the proceeds of the shares issued are credited to the related stockholders' equity accounts. There were no charges to income in connection with the options for any of the years presented.

Accounting for Stock Plans

For disclosure purpose, the fair value of options granted under both the Stock Purchase Plan and Stock Option Plan was estimated at the date of grant using a Black-Scholes options pricing model.

The Company terminated the Employee Stock Purchase Plan effective June 30, 2004. The valuation of the Stock Purchase Plan used the following weighted average assumptions for fiscal years ended 2004 and 2003, respectively: risk-free interest rates of 1.01% and 2.20%; dividend yields of 0.00% and 0.42%; volatility factors of the expected market price of the Company's common stock of 32.0% and 42.8%; and a weighted average expected life of the option of 9 months for the prior years ended. The fair value per share for the options granted during fiscal years ended 2004 and 2003 was $1.68 and $5.37, respectively. No options were granted in fiscal year ended January 2005. The estimated fair value of the options is expensed in the year of issue in calculating pro forma amounts.

The valuation of the Stock Option Plan used the following weighted average assumptions for fiscal years ended 2005, 2004 and 2003, respectively: risk free interest rate of 3.59%, 3.07% and 4.41%; dividend yield of 0.00%, 0.00% and 0.44%; volatility factor of the expected price of the Company's common stock of 72.18%, 45.72% and 39.25%; and an expected life of 5.37, 5.53 and 5.54 years.
The fair value per share for the options granted during fiscal years ended 2005, 2004 and 2003 was $0.94, $5.05 and $7.56. The estimated fair value of the options is expensed over the five-year vesting period in calculating pro forma amounts.

Restricted Stock Award Plan

The Company has a restricted stock award plan for key employees who are expected to have a significant impact on the performance of the Company. The stock is restricted from being sold, transferred or assigned and is forfeitable until it vests, generally over a three year period. Amounts of awards are determined by the Management Development and Executive Compensation Committee of the Company's Board of Directors. Compensation expense relating to awards of restricted stock is recognized over the vesting period. There have been no restricted stock awards or expenses incurred in any of the three years presented, and all previous stock awards have fully vested.

Shareholder Rights Plan

The Company maintained a shareholder rights plan. The rights were distributed to shareholders at the rate of one right per share. The rights entitle the holder to purchase one additional share of voting common stock at a substantial discount and are exercisable only in the event of the acquisition of 20% or more of the Company's voting common stock, or the commencement of a tender or exchange offer under which the offeror would own 20% or more of the Company's voting common stock. By amendment dated August 9, 2004, the amended and restated Shareholder Rights plan was effectively terminated.

14. OTHER INCOME (EXPENSE)

The components of other income (expense) for the years ended January 2005, 2004 and 2003 are summarized below:

                                                      2005      2004      2003
                                                    -------   -------   -------
Other Income
   Currency exchange gain, net ..................   $   604   $ 1,694   $ 3,288
   Interest .....................................        38       169        43
   Gain on the sale of non-operating assets .....        --        --     1,300
   Insurance proceeds ...........................        --        --     3,000
   Gain on post retirement plan termination .....    65,684
   Other ........................................       224       791       689
                                                    -------   -------   -------
      Total other income ........................   $66,550   $ 2,654   $ 8,320
                                                    =======   =======   =======

Other Expense
   Currency exchange loss, net ..................   $  (722)  $(1,108)  $(2,611)
   Retirement and employee security plan
   curtailments .................................    (3,566)       --        --
   Bank fees ....................................       (60)      (91)     (188)
   Other ........................................    (2,842)   (1,852)   (2,272)
                                                    -------   -------   -------
      Total other expense .......................   $(7,190)  $(3,051)  $(5,071)
                                                    =======   =======   =======

In 2003, the Company had income of $3,000 generated from insurance proceeds for recovery of legal costs incurred in connection with a fiscal 2000 unsolicited takeover attempt.

15. EARNINGS PER SHARE

The following is a reconciliation of basic earnings per share to diluted earnings per share for fiscal years ended January 2005, 2004 and 2003. The anti-dilutive shares outstanding were 646,000, 960,000, and 1,651,000, for fiscal years ended January 2005, 2004 and 2003, respectively

                                          Net     Preferred    Adjusted
                                        Income      Stock     Net (Loss)   Average    Earnings
(Thousands except per share amounts)    (Loss)    Dividends     Income      Shares   Per Share
----------------------------------------------------------------------------------------------
2005: Basic earnings per share         $(51,129)    $(129)     $(51.258)    30,450    $(1.68)
      Effect of stock options
      Diluted earnings per share        (51,129)     (129)      (51,258)    30,450     (1.68)
----------------------------------------------------------------------------------------------
2004: Basic earnings per share         $(99,211)    $(129)     $(99,340)    16,606    $(5.98)
      Effect of stock options
      Diluted earnings per share        (99,211)     (129)      (99,340)    16,606     (5.98)
----------------------------------------------------------------------------------------------
2003: Basic earnings per share         $  9,222     $(129)     $  9,093     16,540    $  .55
      Effect of stock options                                                   41
      Diluted earnings per share          9,222      (129)        9,093     16,581       .55
----------------------------------------------------------------------------------------------

16. OPERATIONS BY SEGMENT

The Company has three reportable segments,: Foodservice, Consumer and International. Foodservice and Consumer segments operate in the US.

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

The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements. The Company evaluates the performance of its segments based on revenue, and reports segment contributions before unallocated manufacturing costs, unallocated selling, distribution and administrative costs, restructuring and unusual charges, interest, miscellaneous income/expenses, corporate expenses and income taxes. Had additional unallocated manufacturing costs of $34,993 $55,023 and $25,587 been allocated to the segments in each of the three fiscal years ended January 2005, 2004 and 2003, respectively, segment direct profits would have been lower than the amounts reported. The Company does not derive more than 10% of its total revenues from any individual customer, government agency or export sales.

Segment information for the three fiscal years ended January 2005, 2004 and 2003 is as follows:

                                                   2005       2004       2003
                                                 --------   --------   --------
Revenues
Net Sales to external customers:
   Foodservice                                   $183,056   $193,326   $201,393
   Consumer                                       147,435    175,250    202,638
   International                                   84,545     84,399     87,844
                                                 --------   --------   --------
   Total segment net sales                        415,036    452,975    491,875
Reconciling items:
   License fees                                     2,429      1,466      1,378
                                                 --------   --------   --------
Total revenues                                   $417,465   $454,441   $493,253

(Loss) income before income taxes
Segment contributions before unallocated costs
   Foodservice                                     36,763     57,546     74,438
   Consumer                                         3,186     24,405     37,029
   International                                   (3,682)    15,147     16,786
                                                 --------   --------   --------
   Total segment contributions                     36,267     97,098    128,253
Unallocated manufacturing costs                    34,993     55,023     25,587
Unallocated selling, distribution and
   administrative costs                            34,017     72,785     77,258
Restructuring charges                                (323)     9,001         --
Impairment charges                                 57,150     19,904         --
(Gain) loss on sales of assets                     (4,573)    (2,737)        55
Other income                                      (66,550)    (2,654)    (8,320)
Other (expense)                                     7,190      3,051      5,071
Interest expense and deferred financing costs      22,637     16,673     17,061
                                                 --------   --------   --------
(Loss) income before income taxes                $(48,274)  $(73,948)  $ 11,541
                                                 ========   ========   ========

                                                   2005
                                                 --------
Total assets:
   Foodservice ...............................   $161,163
   Consumer ..................................     94,498
   International .............................     59,869
   Shared Assets (a) .........................     13,282
                                                 --------
      Total ..................................   $328,812
                                                 ========
Goodwill:
   Foodservice ...............................   $ 79,506
   Consumer ..................................     30,354
   International .............................     11,243
                                                 --------
      Total ..................................   $121,103
                                                 ========

(a) Shared Assets represent assets that provide economic benefit to all of the Company's Operating segments. Shared assets are not allocated to operating segments for internal reporting or decision making purposes.

17. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

                                                            Quarter Ended
                                  -----------------------------------------------------------------
2005                              May 1, 2004   July 31, 2004   October 30, 2004   January 29, 2005
----                              -----------   -------------   ----------------   ----------------
Net sales .....................     $110,645       $101,020         $101,273           $102,098

Gross margin (excluding License
   Fee revenue) ...............       30,391         20,814           25,531             12,716
Net income
(loss) ........................       54,385        (48,291)         (23,849)           (33,374)
Earnings per share(1):
   Basic ......................     $   3.25       $  (2.88)        $   (.57)          $   (.72)
   Diluted ....................         3.25          (2.88)            (.57)              (.72)

(1) Basic and diluted earnings per share calculated using weighted average shares outstanding.

The Company incurred significant adjustments in the fourth quarter of fiscal year ended January 2005 as follows:

Inventory reserve ....................................................   $10,119
Impairment loss on depreciable assets ................................     3,298
Impairment of intangible assets ......................................     1,663
Professional fees related to the restructuring plan ..................     2,110
Environmental reserve ................................................     1,400
                                                                         -------
   Total .............................................................   $18,590
                                                                         =======

                                                             Quarter Ended
                                  --------------------------------------------------------------------
2004                              April 26, 2003   July 26, 2003   October 25, 2003   January 31, 2004
----                              --------------   -------------   ----------------   ----------------
Net sales .....................      $107,021         $107,137         $117,146           $121,671
Gross margin (excluding License
   Fee revenue) ...............        29,506           29,767           18,091             24,764
Net income (loss) .............        (3,385)          (3,707)         (74,765)           (17,354)
Earnings per share:
   Basic ......................          (.21)            (.23)           (4.50)             (1.04)
   Diluted ....................          (.21)            (.23)           (4.50)             (1.04)

18. SUBSEQUENT EVENTS

On March 14, 2005, the Company completed the sale of its Shanghai, China facility.

On March 22, 2005, the Company completed the sale of its Sherrill, New York manufacturing facility to Sherrill Manufacturing, Inc. Sherrill Manufacturing, Inc. will become an independent supplier to the Company, providing flatware products and various value added services, such as plating and packaging management.

On April 5, 2005 the Board of Directors approved a stock-based compensation arrangement for the non-employee members of the Board effective retroactive to October 25, 2004. Under this arrangement, each non-employee Director as of October 25, 2004 was granted 10,000 shares of "phantom stock". The value of one share of "phantom stock" will be equal to the value of one share of the Company's Common Stockon the relevant determination date. Each grant will vest at a rate of 20% on the date of grant, 30% on October 25, 2005 and October 25, 2006, respectively, and 20% on October 25, 2007.

On April 7, 2005, the Company's lending syndicate approved an amendment to the Company's credit agreement providing less restrictive financial covenants, consenting to the sale of certain assets and authorizing the release of certain non-core proceeds from the assets sold.

On April 12, 2005 the Company announced the closure of its foodservice distribution warehouse facility located in Buffalo, NY.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our Chairman of the Board of Directors and former President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.

The purpose of disclosure controls is to ensure that information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chairman of the Board of Directors and former President and Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. The purpose of internal controls is to provide reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use and our transactions are properly recorded and reported to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Our management does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable rather than absolute assurance that the objectives of the control system are met. The design of a control system must also reflect the fact that there are resource constraints, with the benefits of controls considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud (if any) within the company have been detected. There inherent limitations include the realities that judgments in decision-making can be faulty and that simple errors or mistakes can occur. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Our internal controls are evaluated on an ongoing basis by personnel in our organization and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our disclosure and internal controls and to make modifications as necessary, as disclosure and internal controls are intended to be dynamic systems that change (including improvements and corrections as conditions warrant). Part of this evaluation is to determine whether there were any significant deficiencies or material weaknesses in our internal controls, or whether we had identified any acts of fraud involving personnel who have significant role in the internal controls. Significant deficiencies are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements; material weaknesses are particularly serious conditions where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions.

Based upon this evaluation, our Chairman of the Board of Directors and former President and Chief Executive Officer and our Chief Financial Officer concluded that, subject to the limitations noted above, both our disclosure controls and procedures and our internal controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and that information required to be disclosed by us in these periodic filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with the generally accepted accounting principles.

There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL

April 14, 2005

To the Stockholders of Oneida Ltd.

The management of Oneida Ltd. is responsible for the preparation, integrity, objectivity and fair presentation of the financial statements and other financial information presented in this report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect the effects of certain judgments and estimates made by management.

In order to ensure that our internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for our financial reporting as of January 29, 2005. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as COSO. Our assessment included the documentation and understanding of our internal control over financial reporting. We have evaluated the design effectiveness and tested the operating effectiveness of internal controls to form our conclusion.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that pertain to maintaining records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets, providing reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, assuring that receipts and expenditures are being made in accordance with authorizations of our management and directors and providing reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on this assessment, the undersigned officers concluded that our internal controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and that information required to be disclosed by us in these periodic filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

The Audit Committee of our Board of Directors, which consists of independent, non-executive directors, meets regularly with management, the internal auditor and the independent accountants to review accounting, reporting, auditing and internal control matters. The committee has direct and private access to both internal and external auditors.

BDO Seidman, LLP, independent auditors of our financial statements, has reported on management's assertion with respect to the effectiveness of our internal control over financial reporting as of January 29, 2005.


 /s/ Peter J. Kallet                  /s/ Andrew G. Church

   Peter J. Kallet                        Andrew G. Church
Chairman of the Board       Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Oneida Ltd.
Oneida, New York

We have audited management's assessment, included in the accompanying Management's Report on Internal Control, that Oneida Ltd. and subsidiaries maintained effective internal control over financial reporting as of January 29, 2005, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Oneida Ltd. and subsidiaries maintained effective internal control over financial reporting as of January 29, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2005, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Oneida Ltd. and subsidiaries as of January 29, 2005 and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows for the year then ended and our report dated April 14, 2005 expressed an unqualified opinion.



/s/ BDO Seidman, LLP


BDO Seidman, LLP
New York, New York
April 14, 2005

ITEM 9B. OTHER INFORMATION.

On November 22, 2004 the Company entered into a Letter Agreement with former executive officer of the Company, Allan H. Conseur providing for the payment of specified sales commissions. This Letter Agreement, dated November 22, 2005, is attached as Exhibit 10.21 to this Report.

On January 17, 2005 the Company entered into a Letter Agreement with executive officer of the Company, Paul Masson, providing for the payment of certain expense related to Mr. Masson's relocation to Thailand. This Letter Agreement, dated January 17, 2004, is attached as Exhibit 10.30 to this Report.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Company makes available without cost in the "Investor Information" section of its Internet website at www.oneida.com, the Company's Corporate Governance Guidelines, Code of Business Conduct and Ethics, Audit Committee Charter, Nominating and Corporate Governance Committee Charter and Management Development and Executive Compensation Committee Charter. Copies of these materials are also available in print. For print copies, stockholders should submit written requests to Oneida Ltd., Investor Relations Department, 163-181 Kenwood Avenue, Oneida, New York 13421. The Company intends to promptly disclose all amendments to, and waivers of, any of the provisions of these documents on the Company's website. The Company is not including the information contained on the Company's website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K or any other report that the Company files with or furnishes to the Securities and Exchange Commission.

Directors of the Registrant

As of the date of this Report, the Company's Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws specify that the Board of Directors of the Company shall consist of not less than nine nor more than fifteen Directors. Subject to stockholder approval at the Company's 2005 Annual Meeting of Stockholders, the minimum required size of the Board of Directors of the Company shall be reduced to five. The Company's Bylaws and Certificate of Incorporation also provide that the Board of Directors is divided into three classes of Directors, each consisting, as nearly as possible, of one third of the entire Board.

On August 9, 2004 the Company completed the comprehensive restructuring of its existing indebtedness with its lenders which included the conversion of $30 million of principal amount of debt into an issuance of a total of 29,852,907 shares of the common stock of the Company to the individual members of the lender group or their respective nominees. As part of this debt to equity conversion the Company's Board of Directors was reorganized in October 2004 with the stockholder-lenders designating six of the Board's nine members. As a result, effective October 25, 2004, the following Company Board members voluntarily resigned their positions as directors of the Company: William F. Allyn, Georgia S. Derrico, J. Peter Fobare, Whitney D. Pidot, Catherine H. Suttmeier and William M. Tuck. In their places, the following individuals were appointed directors of the Company effective October 25, 2004: William C. Langley, Hugh R. Rovit, Christopher H. Smith, Fred Spivak, Terry G. Westbrook and Nick White.

As of April 11, 2005 the Company's Board of Directors was comprised of nine members, divided into three classes of directors serving staggered terms. As of that date no family relationships existed among any of the Directors, nor is there any arrangement or understanding pursuant to which any person was selected as a Director. Directors hold office for a term ending on the date of the first, second or third Annual Meeting following the Annual Meeting at which such Director was elected. At the Company's 2005 Annual Meeting of Stockholders to be held in May 2005, stockholders will be asked to elect two directors for one-year terms expiring at the 2006 Annual Meeting, one director for a two-year term expiring at the 2007 Annual Meeting and three directors for three-year terms expiring at the 2008 Annual Meeting.

Nominees for Director

The six nominees, Messrs. Langley, Rovit, Smith, Spivak, Westbrook and White, are members of the present Board of Directors and each was appointed to the Board in October 2004 for terms expiring in May 2005. Each of these nominees was recommended by the Nominating and Corporate Governance Committee. Peter J. Kallet, the Company's current Chairman of the Board and former President and Chief Executive Officer was elected to a three-year term in 2003. Mr. Kallet has announced that he will retire from his Board position effective May 25, 2005. Mr. Kallet's seat will not be filled at the time of his retirement.

   Nominees for a one-year terms expiring in May 2006 and Director continuing in office whose term expires in May 2006

Peter J. Marshall (a)(b)..............   Vice President and Chief Finance
Director since August 2002, Age 51       Officer, Dover Technologies
                                         International, Inc.

Mr. Marshall has held the above position for more than the past five years.

Hugh R. Rovit (a)(c)(e)...............   Consultant

Director since October 2004, Age 44

     Mr. Rovit was a principal of the turnaround management firm Masson &
     Company from 2001 through 2005. Previously Mr. Rovit held the position of Chief Financial Officer of Best Manufacturing, Inc., a manufacturer and distributor of institutional service apparel and textiles, from 1998 through 2001; Chief Financial Officer of Royce Hosiery Mills, Inc., a manufacturer and distributor of men's and women's hosiery, from 1991 through 1998; Assistant to the Chairman of The Natori Company, Inc., a manufacturer of intimate apparel and accessories, from 1991 through 1998;
     and Analyst and Associate with Lehman Brothers from 1983 through 1985, and 1985 through 1987, respectively.

Terry G. Westbrook (b)(c).............   President and Chief Executive Officer
                                         of Oneida Ltd.

Director since October 2004, Age 58

     Mr. Westbrook was named President and Chief Executive Officer of Oneida Ltd. in March 2005. Since 2003, Mr. Westbrook has been a Managing Director of Foundation Equity Investors Ltd., a private investment firm. Mr. Westbrook held the positions of Executive Vice President and Chief Financial Officer of Amrita Holdings, LLC, a private equity holding company, from 2002 to 2003; Senior Vice President and Chief Financial Officer, General Binding Corporation, an office products manufacturer and supplier, from 1999 through 2002; Senior Vice President and Chief Financial Officer of Utilicorp United, an energy company, from 1996 through 1998; Senior Vice President and Chief Financial Officer of The Quaker Oats Company from 1991 through 1996, and other executive positions with The Quaker Oats Company from 1984 through 1991; and Vice President, Corporate Development, Stokely-Van Camp, Inc., a consumer foods and edible oils manufacturer, from 1982 through 1984. Previously, Mr. Westbrook also held corporate and operating management positions within General Mills Inc.

          Nominee for a two-year term expiring in May 2007 and Director continuing in office whose term expires in May 2007

Gregory M. Harden (d)(e)..............   President and Chief Executive Officer,
Director since 1998, Age 48              Harden Furniture Co., Inc.

Mr. Harden has held the above position for more than the past five years. Mr.
Harden is a director of Phoenix Footwear Group, Inc.

Fred Spivak...........................   Senior Managing Director of the
Director since October 2004, Age 53      restructuring firm of Management
                                         Services Consultants, LLC

     Mr. Spivak has been Senior Managing Director of the restructuring firm of Management Services Consultants, LLC since 2004. Mr. Spivak held the positions of Executive Vice President and Chief Financial Officer of
     Colorado Prime Foods, a telemarketer and distributor of food products, appliances and housewares, from 2000 through 2004; Managing Director and Chief Operating Officer of Morgan-Walke Associates, a public relations firm, from 1997 through 2000; Vice President, Finance & Administration and
     Chief Financial Officer of Lifetime Hoan Corporation, a distributor of household cutlery and kitchenware, from 1984 through 1997; and Controller, Vida Shoes International, an importer and distributor of women's footwear, from 1981 through 1984. Previously Mr. Spivak held various financial positions with Olivetti Corporation and was a member of the accounting firm of KPMG LLP.

               Nominees for three-year terms expiring in May 2008

William C. Langley (a)(c).............   Former Executive Vice President and
                                         Chief Credit and Risk Policy Officer
                                         of the banking corporation now known
                                         as JPMorgan Chase & Co.

Director since October 2004, Age 66.
Mr. Langley is a Director of Singer N.V., a Netherlands Antilles corporation.

From 1961 through 1996 Mr. Langley held various executive positions with Hanover Bank, Manufacturers Hanover Corporation, Chemical Banking Corporation and Chase Manhattan Corporation, including most recently, Executive Vice President and Chief Credit and Risk Policy Officer of the banking corporation now known as JPMorgan Chase & Co.

Christopher H. Smith (a)(b)(c)(d).....   Managing Principal of Alexander, Smith
Director since October 2004, Age 66.     & Company, Inc.

     Mr. Smith has been Managing Principal of Alexander, Smith & Company, Inc., a merchant banking firm, since 1986. In the context of his work with Alexander, Smith and Company, Inc., Mr. Smith has held executive positions with a variety of Alexander, Smith and Company clients, including London Fog Industries, Inc., Escada AG and Puma USA, Inc. Previously Mr. Smith was of counsel to the law firm of Foley & Lardner from 1994 through 1999; President and Chief Executive Officer of Barnes Engineering Company, a designer and manufacturer of electro-optics for defense and commercial applications, from 1977 through 1986; held several legal and executive positions, including General Counsel and Chief Executive Officer, with FAG Bearings Corporation from 1968 through 1997; and a member of the law firm of Whitman & Ransom from 1966 through 1993.

Nick White (d)(e).....................   President and Chief Executive  Officer
                                         of White & Associates

Director since October 2004, Age 60

Mr. White has been President and Chief Executive Officer of White & Associates, a management consulting firm, since 2000. From 1973 through 2000 Mr. White held numerous executive and management positions with Wal*Mart, including Executive Vice President, Wal*Mart, Inc. and General Manager of Supercenter division from 1989 to 2000; and Executive Vice President and General Manager of Sam's Wholesale Club from 1985 through 1989. From 1968 through 1973 Mr. White held a management position with Spartan-Atlantic Department Stores. Mr. White served in the United States Marine Corps from 1963 through 1966.

----------
(a)  Member of the Audit Committee.

(b)  Member of the Executive Committee.

(c)  Member of the Finance Committee.

(d)  Member of the Management Development and Executive Compensation Committee.

(e)  Member of the Nominating and Corporate Governance Committee.

Executive Officers of the Registrant

As of April 14, 2005, the persons named below are the executive officers of the Company and all have been elected to serve in the capacities indicated at the pleasure of the Oneida Ltd. Board of Directors. No family relationships exist among any of the executive officers named, nor is there any arrangement or understanding pursuant to which any person was selected as an officer.

Name, Age and Positions with Company     Principal Business Affiliations During Past Five Years
------------------------------------     ------------------------------------------------------
Andrew G. Church, 46                     Mr. Church joined the Company as Senior Vice President
   Senior Vice President and Chief       and Chief Financial Officer in November 2004. Prior to
   Financial Officer                     joining Oneida Ltd, Mr. Church had been Interim Vice
                                         President, Finance of Saleslink Corporation, a
                                         wholly-owned subsidiary of CMGI, Inc., during 2003;
                                         Senior Vice President of Quebecor World, Inc. during
                                         2002; Executive Vice President and Chief Financial
                                         Officer of Nurun, Inc. from 2000 through 2002; Vice
                                         President, Planning and Business Development of
                                         Quebecor Printing (USA) Corp. from 1997-2000; and
                                         Director of Financial Planning & Analysis of Quebecor
                                         Printing, Inc. during 1996. Mr. Church was a Director
                                         of Mindready Solutions, Inc. during 2001-2002. Prior
                                         to 1996, Mr. Church held various general management
                                         and financial positions with Millipore Corporation and
                                         was a member of the accounting firm of Ernst & Young,
                                         LLP.

J. Peter Fobare, 55                      Mr. Fobare has held the position of Senior Vice
   Senior Vice President and General     President and General Manager, Consumer Retail and
   Manager, Consumer Retail and Direct   Direct Divisions for more than the past five years.
   Divisions

James E. Joseph, 44                      Mr Joseph was elected Executive Vice President,
   Executive Vice President,             Worldwide Sales and Marketing in April 2005.
   Worldwide Sales and Marketing         Mr. Joseph had been Senior Vice President and
                                         General Manager, Foodservice Division from August 2000
                                         through April 2005; Senior Vice President,
                                         International Division from March through August 2000;
                                         and Vice President and Managing Director of Oneida's
                                         European, African and Asian operations from 1998
                                         through March 2000.

Peter J. Kallet, 58                      Mr. Kallet was elected Chairman in 2000. He
   Chairman of the Board                 had been President from 1996 through March
   and a Director                        2005 and Chief Executive Officer from 1998
                                         through March 2005.

Paul Masson, 44                          Mr. Masson was elected Senior Vice President, Global
   Senior Vice President, Global         Procurement in December 2005. Mr. Masson had been
   Procurement                           Senior Vice President and Managing Director,
                                         International Division from March 2003 through
                                         December 2005; Vice President, International Division
                                         from July 2001 through March 2003, Managing Director,
                                         Europe, Africa and Asia from August 2000 through July
                                         2001 and Marketing Director of Viners of Sheffield,
                                         Limited from June 2000 through August 2000. Mr. Masson
                                         joined the Company in June 2000 at the time of the
                                         Company's acquisition of Viners of Sheffield, Limited.

Catherine H. Suttmeier, 48               Ms. Suttmeier has held the position of Corporate Vice
   Corporate Vice President, Secretary   President, Secretary and General Counsel of Oneida
   and General Counsel                   Ltd. for more than the past five years.

Dominick J. Trapasso, 51                 Mr. Trapasso joined Oneida Ltd. as Senior Vice
   Senior Vice President, Supply Chain   President, Supply Chain in March 2004. Prior to
                                         joining Oneida Ltd. Mr. Trapasso had been Senior Vice
                                         President, Operations of Emco Sales and Service from
                                         January 2000 through March 2004.

Terry G. Westbrook, 58                   Mr. Westbrook was named President and Chief Executive
   President and  Chief Executive        Officer in March 2005. Mr. Westbrook has been a member
   Officer and a Director                of Oneida Ltd.'s Board of Directors since October 2004.
                                         Since 2003, Mr. Westbrook has been a Managing Director
                                         of Foundation Equity Investors Ltd., a private
                                         investment firm. Mr. Westbrook held the positions of
                                         Executive Vice President and Chief Financial Officer
                                         of Amrita Holdings, LLC, a private equity holding
                                         company from 2002 to 2003; Senior Vice President and
                                         Chief Financial Officer, General Binding Corporation,
                                         an office products manufacturer and supplier, from
                                         1999 through 2002; Senior Vice President and Chief
                                         Financial Officer of Utilicorp United, an energy
                                         company, from 1996 through 1998; Senior Vice President
                                         and Chief Financial Officer of The Quaker Oats Company
                                         from 1991 through 1996, and other executive positions
                                         with The Quaker Oats Company from 1984 through 1991;
                                         and Vice President, Corporate Development, Stokely-Van
                                         Camp, Inc., a consumer foods and edible oils
                                         manufacturer, from 1982 through 1984. Previously, Mr.
                                         Westbrook also held corporate and operating management
                                         positions within General Mills Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers to file reports with the Securities and Exchange Commission disclosing their ownership, and changes in their ownership, of the Company's stock. Copies of these reports must also be furnished to the Company. Based solely upon its review of these copies, the Company believes that during the fiscal year ended in January 2005, all of such forms were filed on a timely basis by reporting persons.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics which applies to all officers, directors and employees of the Company. Copies of the Company's Code of Business Conduct and Ethics is available, without cost, on the "Investor Information" section of the Company's Internet website at www.oneida.com. Print copies are also available upon receipt of written request addressed to Oneida Ltd., Investor Relations Department, 163-181 Kenwood Avenue, Oneida, New York 13421. The Company intends to promptly disclose all amendments to, and waivers of any of the provisions of, the Code of Business Conduct and Ethics on the Company's website.

ITEM 11. EXECUTIVE COMPENSATION.

                             DIRECTORS' COMPENSATION

Prior to October 25, 2004, Directors who are not employees of the Company received $19,000 on an annual basis for serving as directors of the Company. They also received $1,250 per Board meeting, $750 each for the first two committee meetings held on the day of regular Board meetings, $400 for the third committee meeting held on the day of regular Board meetings and $750 for special committee meetings not held on the day of regular Board meetings. Committee chairpersons received an additional $50 per committee meeting. In lieu of the foregoing committee meeting and chair fees, the Chairperson of the Audit Committee received $1,200 for each Audit Committee meeting.

Effective October 25, 2004, Directors who are not employees of the Company receive $36,000 on an annual basis for serving as Directors of the Company. Non-Employee Directors who chair a Board committee receive an additional annual retainer of $6,000. Non-Employee Directors who serve on a Subcommittee receive an additional retainer of $500 per month. Non-Employee Directors also received $1,500 per each Board, Committee and Subcommittee meeting. The total of the monthly Subcommittee retainer and meeting fees cannot exceed $1,500 for any single Director. In addition to the foregoing retainer and meeting fees, such Directors will also receive $200 per each hour, up to a maximum of $1,500 per each day, they spend outside of normal Board, Committee and Subcommittee meetings in furtherance of the discharge of their fiduciary duties.

On April 5, 2005 the Board of Directors approved a stock-based compensation arrangement for the non-employee members of the Board. Under this arrangement, each non-employee Director as of October 25, 2004 was granted 10,000 shares of "phantom stock". The value of one share of "phantom stock" will be equal to the value of one share of the Company's Common Stock on the relevant determination date. Each grant will vest at a rate of 20% on the date of grant, 30% on October 25, 2005 and October 25, 2006, respectively, and 20% on October 25, 2007.

Under the Oneida Ltd. 2000 Non-Employee Directors' Equity Plan, each non-employee director may elect to receive all or a portion of his or her annual retainer in Common Stock of the Company. The total number of shares is determined by dividing the portion of the annual retainer that the director has elected to receive in Common Stock by the average closing price of the stock for the five day period immediately preceding the Board of Directors meeting at which annual retainers are paid. During the past year none of the non-employee directors elected to receive a portion of his or her annual retainer in Common Stock.

Pursuant to the 2003 Non-Employee Directors Stock Option Plan, as amended, each newly elected non-employee member of the Board of Directors is granted an option to purchase 3,000 shares of the Company's Common Stock upon his or her election or appointment to the Board. Thereafter, each continuing non-employee member of the Board is granted an annual option to purchase 1,000 shares of the Company's Common Stock. All Director options have a per share exercise price equal to the fair market value of the shares on the date of grant. Director options automatically vest and become exercisable twelve months from date of grant. All Director options expire ten years from date of grant.

                             EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table shows for the past three fiscal years the cash compensation paid by the Company and its subsidiaries, as well as certain other compensation paid or accrued, to the Company's Chief Executive Officer and each of the Company's four other most highly compensated executive officers.

                                                                                   Long Term Compensation
                                                                            ------------------------------------
                                       Annual Compensation                    Awards             Payouts
                       --------------------------------------------------   ----------   -----------------------
                          Fiscal                                                         Securities
      Name and             Year                                             Restricted   Underlying
     Principal            Ended                              Other Annual      Stock      Options        LTIP        All Other
      Position         January (1)   Salary (2)    Bonus     Compensation     Awards        SARs      Payouts(3)   Compensation
--------------------   -----------   ----------   ------     ------------   ----------   ----------   ----------   ------------
Peter J. Kallet,           2005      $ 332,307         0           0             0              0          0              0
   Chairman of the         2004        366,923         0           0             0         50,000          0          3,884(5)
   Board and               2003        340,614         0           0             0         50,000          0              0
   Former President
   and CEO (4)

Allan H. Conseur,          2005        298,892         0           0             0              0          0        213,460(7)
   Executive               2004        391,385         0           0             0         25,000          0          1,787(5)

   Vice President(6)       2003        362,322         0           0             0         25,000          0              0

J. Peter Fobare            2005        187,978         0           0             0              0          0              0
   Senior Vice             2004        202,827         0           0             0         15,000          0          4,227(5)
   President               2003        188,284         0           0             0         15,000          0              0
   and General
   Manager,
   Consumer Retail
   and Direct
   Divisions

James E. Joseph,           2005        176,922         0           0             0              0          0              0
   Executive Vice          2004        183,903         0           0             0         15,000          0          2,739(5)
   President,              2003        157,112         0           0             0         15,000          0              0
   Worldwide Sales
   and Marketing(8)

Paul Masson,               2005       266,000(9)  38,000(10)       0             0              0          0              0
   Senior Vice             2004       252,000(9)  36,000(10)       0             0              0          0              0
   President, Global       2003       211,725(9)  32,000(10)       0             0              0          0              0
   Procurement

Dominick J. Trapasso       2005       176,922          0           0             0              0          0              0
   Senior Vice             2004             0          0           0             0              0          0              0
   President, Supply       2003             0          0           0             0              0          0              0
   Chain (11)

----------
(1) Fiscal year ended January 2004 contained 53 weeks, while fiscal years ended January 2003 and 2005 contained 52 weeks.

(2) Includes amounts deferred pursuant to salary reduction arrangements under the Oneida Ltd. 401(k) Savings Plan and the Oneida Ltd. Deferred Compensation Plan for Key Employees.

(3)  LTIP: Long-Term Incentive Payments.

(4) Mr. Kallet resigned from his position as President and Chief Executive Officer effective March 23, 2005. On that date Mr. Terry G. Westbrook was appointed President and Chief Executive Officer, succeeding Mr. Kallet.

(5) Includes allocation of shares to the executives' accounts under the Oneida Ltd. Employee Stock Ownership Plan, a defined contribution retirement plan, for fiscal year ended January 2004 in the following amounts: P. Kallet--641; A. Conseur--292; J. P. Fobare--737; J. Joseph--479; and P. Masson--0. Shares are valued at the market price on the dates of allocations. There were no Employee Stock Ownership Plan allocations for fiscal years ended January 2003 and 2005.

(6)  Mr. Conseur retired from the Company effective July 23, 2004.

(7) Following Mr. Conseur's retirement from the Company, but during the Company's fiscal year ended January 2005, Mr. Conseur received consulting fees totaling $192,500 and sales commissions totaling $20,960. Such fees and commissions were paid pursuant to the Letter Agreement between Mr. Conseur and the Company dated July 22, 2004 and November 22, 2004, respectively.

(8) Mr. Joseph was elected Executive Vice President, Worldwide Sales and Marketing in April 2005. During fiscal years ending January 2005, 2004 and 2003, Mr. Joseph was Senior Vice President and General Manager, Foodservice Division.

(9) As an employee of the Company's Oneida U.K., Limited subsidiary, Mr. Masson's salary is paid in English Pounds. Mr. Masson's salary for fiscal years ended January 2005, 2004 and 2003 was 'L'140,000, 'L'140,000,
     and 'L'132,328, respectively. Solely for the purposes of presentation in this Summary Compensation table, Mr. Masson's salary was translated into U.S. dollars using the exchange rate in effect on the last day of the fiscal year during which such salary was paid. The exchange rates used to convert Mr. Masson's salary for fiscal years ended January 2005, 20043 and 2004 were 1.9, 1.8 and 1.6 1.4, respectively.

(10) As an employee of the Company's Oneida U.K., Limited subsidiary, Mr. Masson is paid in English Pounds. Mr. Masson's cash incentive for each of fiscal years ended January 2005, 2004 and 2003 was 'L'20,000. Solely for the purposes of presentation in this Summary Compensation table, Mr. Masson's cash incentive was translated into U.S. dollars using the exchange rate in effect on the last day of the fiscal year during which such cash incentive was paid. The exchange rates used to convert Mr. Masson's cash incentive for fiscal years ended January 2005, 2004 and 2003 were 1.9, 1.8 and 1.6, respectively.

(11) Mr. Trapasso joined the Company on March 15, 2004.

Stock Options

The 2002 Stock Option Plan provides for grants of Common Stock options to executive officers and key employees of the Company and its subsidiaries. The exercise price for shares granted is the market value of the shares on the date of the grant. The exercise price may be paid in cash; from time to time payment has been allowed in other forms, including exchange of Common Stock of the Company previously held by the executive. The vesting schedule as well as the term during which an option may be exercised are established at the time of the grant.

The following table contains information concerning the grant of stock options under the Company's 2002 Stock Option Plan to the Company's Chief Executive Officer and each of the Company's other named executive officers as of the end of the fiscal year ended January 2005.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR




                                Individual
                                  Grants
                               ------------                             Potential Realizable
                   Number of    % of Total                                Value at Assumed
                  Securities     Options/                                  Annual Rates of
                  Underlying       SARs                               Stock Price Appreciation
                   Options/     Granted to    Exercise                     for Option Term
                     SARs      Employees in    or Base   Expiration   ------------------------
Name               Granted      Fiscal Year     Price       Date              5%   10%
----              ----------   ------------   --------   ----------          ---   ---
P. Kallet......        0             0           --          --               $0    $0
A. Conseur.....        0             0           --          --                0     0
J. P. Fobare...        0             0           --          --                0     0
J. Joseph......        0             0           --          --                0     0
P. Masson......        0             0           --          --                0     0
D. Trapasso....        0             0           --          --                0     0

The following table sets forth information with respect to the named executives concerning the exercise of options during the fiscal year ended January 2005 and unexercised options held at the fiscal year ended January 2005.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                              Number of
                                              Securities        Value of
                                              Underlying       Unexercised
                                             Unexercised      In-the-Money
                                           Options/SARs at    Options/SARs
                                                FY-End          at FY-End
                     Shares                ---------------   -------------
                  Acquired on     Value      Exercisable/     Exercisable/
Name                Exercise    Realized    Unexercisable    Unexercisable
----              -----------   --------    --------------   -------------
P. Kallet......        0           $0       192,000/60,000       $0/$0
A. Conseur.....        0            0        58,570/20,140        0/ 0
J. P. Fobare...        0            0        74,500/18,000        0/ 0
J. Joseph......        0            0        30,000/17,000        0/ 0
P. Masson......        0            0                  0/0        0/ 0
D. Trapasso....        0            0                  0/0        0/ 0

Pension Plan Table

The Company maintains the Retirement Plan for Employees of Oneida Ltd., a qualified defined benefit plan (the "Retirement Plan"). Compensation covered by the Retirement Plan includes base salary and cash incentives reported in the Summary Compensation Table. The normal retirement benefit at age 65 is based on years of service and the average annual compensation during the three highest paid consecutive calendar years from the ten years of employment preceding retirement. The Retirement Plan was frozen in April 2004 to prevent the addition of new participants into the plan, the vesting of participants not vested as of that date and the gain by vested participants of additional credited years of service. Years of service for the purpose of determining benefits for the named executives are P. Kallet--35 years, A. Conseur--7 years; J. P. Fobare--30 years;
J. Joseph--15 years; and D. Trapasso - 0 years.

The Internal Revenue Code and the Employee Retirement Income Security Act of 1974 limits the amount of benefit that can be paid under the Retirement Plan to $170,000 and the maximum compensation that can be taken into account in establishing benefits to $210,000.

The following table shows estimated annual retirement benefits payable in the form of a straight life annuity beginning at age 65 under the Retirement Plan assuming retirement during fiscal year ended January 2005 of participants who have met eligibility requirements for unreduced benefits.

 Final
Average
 Annual
Earnings   10 Years   15 Years   20 Years   25 Years   30 Years   35 Years   40 Years
--------   --------   --------   --------   --------   --------   --------   --------
$100,000    $ 9,500   $ 14,250   $ 19,000   $ 23,750   $ 28,500   $ 33,250   $ 38,000
 120,000     11,400     17,100     22,800     28,500     34,200     39,900     45,600
 150,000     14,250     21,375     28,500     35,625     42,750     49,875     57,000
 200,000     19,000     28,500     38,000     47,500     57,000     66,500     76,000
 250,000     23,750     35,625     47,500     59,375     71,250     83,125     95,000
 300,000     28,500     42,750     57,000     71,250     85,500     99,750    114,000
 350,000     33,250     49,875     66,500     83,125     99,750    116,375    133,000
 400,000     38,000     57,000     76,000     95,000    114,000    133,000    152,000
 500,000     47,500     71,250     95,000    118,750    142,500    166,250    190,000
 600,000     57,000     85,500    114,000    142,500    171,000    199,500    228,000
 700,000     66,500     99,750    133,000    166,250    199,500    232,750    266,000
 800,000     76,000    114,000    152,000    190,000    228,000    266,000    304,000

In addition to the Retirement Plan, the named executives also participate in the Oneida Ltd. Employee Stock Ownership Plan, a qualified defined contribution plan. Benefits under the Employee Stock Ownership Plan are in the form of allocations of Company Common Stock pursuant to a formula considers a participant's compensation during the six-month period prior to the allocation date and the participant's years of credited service. Employee Stock Ownership Plan benefits are offset against the benefits to be received under the Retirement Plan. There were no allocations to the Employee Stock Ownership Plan accounts of plan participants, including the named executives, for the fiscal year ended January 2005.

In addition to the benefits provided by the Retirement Plan and Employee Stock Ownership Plan, the Company maintains a non-qualified Restoration Plan for key employees and officers selected by the Management Development and Executive Compensation Committee of the Company's Board of Directors. The Chief Executive Officer and other current and former officers and key employees, including certain of the named executives, are participants. The Restoration Plan guarantees (a) the benefit under the Retirement Plan described above as if the limitations imposed by the Internal Revenue Code did not apply, plus (b) an annual retirement allowance equaling 50% for Mr. Kallet and 40% for other participants of their average annual compensation, actuarially reduced if the participant retires before age 62, and offset by the participating officer's other retirement benefits, including restoration benefits. Restoration Plan benefits are forfeited if the participant retires or otherwise terminates employment before age 55. The Restoration Plan was frozen in July 2005 to prevent the addition of new participants and the vesting of existing participants. Amendments to the Company's Retirement Plan provide a mechanism for the payment through the Retirement Plan of all or a portion of the benefits due under the Restoration Plan to Mr. Kallet and certain other former executive officers of the Company, of whom only Mr. Conseur is among the Company's most highly compensated executive officers for the fiscal year ended January 2005.

As an employee of the Company's Oneida U.K., Limited subsidiary, Mr. Masson does not participate in the above described Retirement Plan, Oneida Ltd. Employee Stock Ownership Plan or Restoration Plan. Rather, Mr. Masson participates in the Oneida International Retirement Benefit Scheme, a broad-based, defined contribution group money purchase scheme open to all Oneida U.K., Limited employees who meet specified participation requirements. The benefit contribution formula under this plan is a percentage of each participant's base salary, with executive and managerial employees receiving higher percentages. The plan currently provides Mr. Masson a monthly contribution equal to 15% of his monthly base salary.

Agreements with Named Executive Officers

The Company had entered into Change in Control Agreements with Messrs. Kallet, Conseur and Fobare dated November 15, 1999. These agreements, in general, provided that in the event the officer's employment was terminated as a result of a Change in Control, as defined in the Agreement, the officer will be entitled to a severance payment equal to 2.99 times his or her average annual compensation, health insurance for three years following termination and a supplemental pension benefit. In July 2004 these Change in Control Agreements were voluntarily terminated by the Company and Messrs. Kallet, Conseur and Fobare and replaced with new agreements with each of those individuals dated July 28, 2004, July 22, 2004 and July 28, 2004, respectively. These agreements were filed as Exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004.

Mr. Kallet's Agreement dated as of July 28, 2004 provided that Mr. Kallet would be employed as Chairman of the Board, President and Chief Executive Officer for a three year term commencing on July 30, 2004, at a base salary of not less than $300,000. In the event the Agreement was terminated by the Company other than for "cause", as defined in the Agreement, the Company was required to continue to pay Mr. Kallet his base salary through the end of the term. This Agreement was replaced and superseded on March 23, 2005 when the Company and Mr. Kallet entered into a new agreement of that date setting forth the details of Mr. Kallet's resignations from his positions of President and Chief Executive Officer effective March 23, 2005 and Chairman of the Board effective May 25, 2005. This Agreement continues Mr. Kallet's employment by the Company in the non-officer position of Vice Chairman - Strategic Alliances and Corporate Development through July 30, 2007 at Mr. Kallet's current annual base salary of $300,000. In addition, this Agreement makes Mr. Kallet eligible for bonuses in the amount of $85,000 during each of fiscal years ended January 2006 and 2007, in the event that certain performance criteria specified in the Agreement are achieved.

Mr. Conseur's Agreement dated as of July 22, 2004 provided that Mr. Conseur would resign from his position of Executive Vice President effective July 23, 2004. Pursuant to the Agreement Mr. Consuer will provide various consulting services, as defined in the Agreement, to the Company during the period July 23, 2004 through March 31, 2005. In exchange for these consulting services, Mr. Conseur received a consulting fee of $33,000 per month and was eligible for performance bonuses and sales commissions. The Agreement also provides Mr. Consuer with severance payments in the amount of $33,000 per month during the period April 1, 2005 through September 30, 2006 and a schedule for the accelerated pay out of Mr. Conseur's balance under the Amended and Restated Oneida Ltd. Deferred Compensation Plan for Key Employees. Subsequently, by letter agreement dated November 22, 2004, the Company agreed to pay Mr. Conseur commissions on sales to a specified Company customer during the period October 2004 through January 2006. A copy of this letter agreement is attached as an Exhibit to this Report.

Mr. Fobare's Agreement dated as of July 28, 2004 provides that Mr. Fobare will be employed as Senior Vice President and General Manager, Consumer Retail Markets for a two year term commencing on July 30, 2004, at an annual base salary of not less than $175,120. In the event the Agreement is terminated by the Company other than for "good cause", or by Mr. Fobare for "Good Reason", as such terms are defined in the Agreement, the Company must continue to pay Mr. Fobare his base salary until the later of the end of the term or six months after the termination date.

In addition to the above arrangements with named executive officers, the Company has also entered into agreements with Messrs. Joseph and Masson. Mr. Joseph's agreement was filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004, with an amendment thereto filed as an Exhibit to this Report. A letter agreement covering Mr. Masson's relocation to Thailand as well as Mr. Masson's Deed of Agreement are filed as Exhibits to this Report. Mr. Joseph's Agreement dated as of July 28, 2004 provides that Mr. Joseph will be employed as Senior Vice President and General Manager, Foodservice for a two year term commencing on July 30, 2004, at an annual base salary of not less than $187,400. In the event the Agreement is terminated by the Company other than for "good cause", as such term is defined in the Agreement, the Company must continue to pay Mr. Joseph his base salary until the later of the end of the term or six months after the termination date. Subsequently, by First Amendment to Letter Agreement dated July 28, 2004, the Company clarified that Mr. Joseph's July 28, 2004 Agreement did not supersede the Company's prior arrangement to pay Mr. Joseph a specified retention bonus. A copy of this First Amendment to Letter Agreement dated as of February __, 2005 is attached as an Exhibit to this Report.

On January 17, 2005 the Company entered into a letter agreement with Mr. Masson covering the terms of Mr. Masson's relocation to Thailand. This letter agreement requires the Company to pay or reimburse Mr. Masson for various housing, travel, education and insurance expenses associated with his relocation to and stay in Thailand. On April 15, 2005 the Company, the Company's Oneida International Limited subsidiary entered into a Deed of Agreement with Mr. Masson. This Deed of Agreement, which supersedes the January 17, 2005 letter agreement, provides that Mr. Masson will be employed by the Company's subsidiary, Oneida International, Limited as Senior Vice President, Global Procurement for a two year term expiring February 28, 2007, at an annual base salary and annual bonus of not less than 'L'152,000 and 'L'20,000, respectively. In addition, the Agreement requires the Company to pay or reimburse Mr. Masson for various housing, travel, education and insurance expenses associated with his relocation to Thailand. In the event Mr. Masson's employment is terminated prior to the end of the term, the Company must continue to pay Mr. Masson his base salary and annual bonus through the end of the term, as well as a termination bonus equal to 'L'36,000 multiplied by a fraction, the numerator of which is the number of complete calendar months worked by Mr. Masson during the year in which his employment is terminated and the denominator of which is 12. The Company has guaranteed Oneida International, Limited's performance under this Agreement.

In 1989 the Board of Directors also approved an Employee Security Plan which provides severance benefits for all eligible employees of the Company who lose their jobs in the event of a Change in Control. Employees are eligible for these benefits if they have one year or more of service. Executive officers who are parties to the agreements described above are not eligible for Employee Security Plan benefits.

Compensation Committee Interlocks and Insider Participation

During the past fiscal year from February through October 2004, Ms. Georgia S. Derrico and Messrs. William F. Allyn, Gregory M. Harden, Peter J. Marshall and William M. Tuck served as members of the Company's Management Development and Executive Compensation Committee. None of these Committee members was, during or prior to that period, an officer or employee of the Company or its subsidiaries, and no such member had any interlocking relationships with the Company that was subject to disclosure under the rules of the SEC relating to compensation committees.

From October 2004 through the end of the fiscal year ended January 2005, Messrs. Peter J. Marshall, Terry G. Westbrook and Nick White served as members of the Company's Management Development and Executive Compensation Committee. None of these Committee members was, during or prior to that period, an officer or employee of the Company or its subsidiaries, and no such member had any interlocking relationships with the Company that was subject to disclosure under the rules of the Securities and Exchange Commission relating to compensation committees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table lists the only stockholders known to the Company to be beneficial owners of more than five percent of the Company's Common Stock as of January 29, 2005:

                                                     Shares
                                                    Owned and
                                                    Nature of
                   Name and Address                Beneficial   Percent of
                  of Beneficial Owner               Ownership     Class
                  -------------------              ----------   ----------
JP Morgan Chase Bank............................    7,378,612      15.8%
   270 Park Avenue                                         (1)
   New York, NY 10017

Bank of America Corporation.....................    5,574,226      11.9%

   100 N. Tryon Street
   Floor 25, Bank of America Corporate Center              (2)
   Charlotte, NC 28255

Fidelity Management Trust Company...............    1,544,436     11.02%
   Trustee for the Benefit of the Oneida Ltd.              (3)
   Employee Stock Ownership Plan
   82 Devonshire Street
   Boston, MA 02109

Anchorage Capital Master Offshore, Ltd..........    3,351,636       7.2%
   650 Madison Avenue, 26th Floor                          (4)
   New York, NY 10022

QDRF Master Ltd.................................    3,180,912       6.8%
   375 Park Avenue, 14th Floor                             (5)
   New York, NY 10152

Barclays Bank PLC...............................    3,007,993      6.45%
   200 Park Avenue                                         (6)
   New York, NY 10166

(1) The Company has received a copy of a Schedule 13D dated August 9, 2004 and filed with the Securities and Exchange Commission by JPMorgan Chase Bank reporting beneficial ownership of shares received as a result of the comprehensive restructuring of the Company's existing indebtedness with its lenders. This Schedule indicates that shared voting and dispositive power for all 7,378,612 shares are held JPMorgan Chase Bank.

(2) The Company has received copies of a Schedule 13D dated August 9, 2004 and a Schedule 13G dated December 31, 2005 filed with the Securities and Exchange Commission by Bank of America Corporation reporting beneficial ownership of shares received as a result of the comprehensive restructuring of the Company's existing indebtedness with its lenders. This Schedule indicates that shared voting and/or dispositive power for the 5,574,226 shares are held by Bank of America Corporation, NB Holdings Corporation, Bank of America, N.A., NationsBanc Montgomery Holdings Corporation, Banc of America Securities LLC, Fleet National Bank, and Banc of America Strategic Solutions, Inc.

(3) On June 8, 1987, the Company established an Employee Stock Ownership Plan for the benefit of its Oneida Ltd. employees. The individual employee participants have sole voting power for the shares. The Company is the named fiduciary and administrator of the plan, and a committee appointed by the Board of Directors has sole dispositive power with regard to the shares, except that the individual employee participants have dispositive powers with regard to the shares in the event of a tender offer or any other offer or option to buy or exchange a significant number of shares in the trust. Fidelity Management Trust Company, as trustee for the plan, has no discretionary power over the shares.

(4) The Company has received a copy of a Schedule 13D dated August 9, 2004 and filed with the Securities and Exchange Commission by Anchorage Capital Masters Offshore, Ltd. reporting beneficial ownership of shares received as a result of the comprehensive restructuring of the Company's existing indebtedness with its lenders. This Schedule indicates that shared voting and/or dispositive power for all 3,351,636 shares are held by Anchorage Capital Masters Offshore, Ltd., Anchorage Advisors, L.L.C., Anchorage Advisors Management, L.L.C., and Mr. Kevin M. Ulrich and Mr. Anthony L. Davis, managing members of Anchorage Advisors, L.L.C.

(5) The Company has received a copy of a Schedule 13D dated August 9, 2004 and filed with the Securities and Exchange Commission by QDRF Masters Ltd. reporting beneficial ownership of shares received as a result of the comprehensive restructuring of the Company's existing indebtedness with its lenders. This Schedule indicates that shared voting and dispositive power for the 3,180,912 shares are held by QDRF Master Ltd., Quadrangle Debt Opportunities Fund Master Ltd., QDRA LLC and Mr. Andrew Herenstein, Mr. Christopher Santana and Mr. Michael Weinstock, managing members of QDRA LLC.

(6) The Company has received a copy of a Schedule 13D dated August 9, 2004 and filed with the Securities and Exchange Commission by Barclays Bank PLC reporting beneficial ownership of shares received as a result of the comprehensive restructuring of the Company's existing indebtedness with its lenders. This Schedule indicates that shared voting and dispositive power for all 3,007,994 shares are held Barclays Bank PLC and Barclays PLC.

                        SECURITY OWNERSHIP OF MANAGEMENT

The following table lists the Company's Common Stock beneficially owned by the management and directors of the Company as of April 1, 2005:

                                                           Shares Owned
                                                          and Nature of
                                                            Beneficial            Percent of
Name of Beneficial Owner                                     Ownership               Class
------------------------                                  -------------           ----------
Allan H. Conseur ......................................    70,583(1)(2)
J. Peter Fobare .......................................   104,927(1)(2)
Gregory M. Harden .....................................    54,319(3)(4)
James E. Joseph .......................................    33,455(1)(2)
Peter J. Kallet .......................................   252,671(1)(2)
William C. Langley ....................................         0(4)
Paul Masson ...........................................         0
Peter J. Marshall .....................................     6,000(4)(5)
Hugh R. Rovit .........................................         0(4)
Christopher H. Smith ..................................         0(4)
Fred Spivak ...........................................         0(4)
Dominick Trapasso .....................................         0(1)(2)
Terry G. Westbrook ....................................         0(4)
Nick White ............................................         0(4)
Nominees for director and directors and officers as
   a group ............................................   604,900(1)(2)(3)(4)(5)

The nominees and directors and officers as a group own 1.3% (1)(2)(3)(4)(5)

(1) Includes shares which as of April 1, 2005 could be acquired within 60 days upon the exercise of options under the Oneida Ltd. 1987, 1998 and 2002 Stock Option Plans in the following amounts: A. Conseur - 58,570; J.P. Fobare--74,500; J. Joseph--30,000; P. Kallet--192,000; P. Masson--0; and D.
     Trapasso--0; and other Executive Officers as a group--78,000.

(2) Includes shares held indirectly through the Company's Employee Stock Ownership Plan, as amended, in the following amounts as of April 1, 2005:
     A. Conseur - 696; J. P. Fobare--7,688; J. Joseph--3,445; P. Kallet--11,802;
     P. Masson--0; Dominick Trapasso --0; and other Executive Officers as a group--4,945.

(3) Includes 7,000 shares which as of April 1, 2005 could be acquired within 60 days upon the exercise of options under the 1998 and 2003 Non-Employee Directors Stock Option Plans, as amended.

(4) On December 22, 2004 this Director was granted options to purchase 3,000 shares under the 2003 Non-Employee Directors Stock Option Plans, as amended. These options cannot be exercised until October 25, 2005.

(5) Includes 2,000 shares which as of April 1, 2005 could be acquired within 60 days upon the exercise of options under the 1998 and 2003 Non-Employee Directors Stock Option Plans, as amended.

Change in Control During Last Fiscal Year

On August 9, 2004 the Company completed the comprehensive restructuring of its existing indebtedness with its lenders. This restructuring included the conversion of $30 million of principal amount of debt into an issuance of a total of 29,852,907 shares of the Common Stock of the Company to the individual members of the lender group or their respective nominees. The Common Shares were issued to the respective lenders or their respective nominees in blocks of shares proportionate to the amount of debt held by each lender at the time of the restructuring. As of August 9, 2004, these 29,852,907 shares of common stock represented approximately 62% of the outstanding shares of Common Stock of the Company. As part of this debt to equity conversion the Company's Board of Directors was also reorganized with the lenders who became shareholders designating six of the Board's nine members.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company has, for over 75 years, used the services of the law firm of Shearman & Sterling, in which Mr. Whitney D. Pidot, a member of the Company' Board of Directors until October 2004, was a partner and member of the Executive Group, for a variety of matters. Management believes that the Company's relationship with Shearman & Sterling during the past fiscal year was on terms that were reasonable and in the best interests of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The service fees billed to the Company by BDO Seidman, LLP for the fiscal year ended January 29, 2005 and the service fees billed to the Company by its previous independent auditor, PricewaterhouseCoopers, LLP, for the fiscal year ended January 31, 2004 are as follows:


                                                        January 29,   January 31
Fee Type                                                   2005          2004
--------                                                -----------   ----------
Audit Fees ..........................................     $520,000    $  656,650
Audit-Related Fees ..................................      310,000       194,480
Tax Fees ............................................            0       171,610
All Other Fees ......................................            0       110,720
                                                          --------    ----------
   Total Fees .......................................     $830,000    $1,133,460

     Audit Fees includes fees for services related to the audit of the Company's annual financial statements and review of the Company's quarterly financial statements that are normally provided by the auditor in connection with statutory and regulatory filings or engagements for those fiscal years. For fiscal year ended January 29, 2005, Audit Fees also includes work related to the audit of the Company's internal controls and procedures required pursuant to the Sarbanes Oxley Act of 2002.

     Audit-Related Fees include fees for assurance and related services that are reasonable related to the performance of the audit or review of Oneida's financial statements and are not reported under Audit Fees. The Company's Audit-Related Fees include, primarily, services provided in connection with audits of, and other work related to, the Company's various benefits plans.

     Tax Fees include fees for tax compliance, tax advice and tax planning services. The Company's Tax Fees include, primarily, services provided in connection with the preparation of certain of the Company's and its international subsidiaries' tax returns, as well as preparation of tax returns for certain of the Company's expatriate employees.

     All Other Fees include fees for all other products and services not included in Audit Fees, Audit-Related Fees or Tax Fees. The Company's All Other Fees include services provided in connection with actuarial work related to the Company's various benefit plans, and for Fiscal Year Ended January 2004, services provided in connection with the Company's response to a Securities and Exchange Commission review of the Company's Annual Report for the Fiscal Year Ended January 2003.

The Audit Committee of the Company's Board of Directors pre-approves all audit and permissible non-audit services to be provided by the independent auditor. As part of this approval process, the Audit Committee considers whether such services are consistent with the Securities and Exchange Commission rules on auditor independence, as well as whether the independent auditor is best suited to provide the most effective and efficient services, for reasons such as familiarity with the Company's business, operations, staff, accounting systems and the like. All of the services provided in connection with the Audit-Related Fees, Tax Fees and All Other Fees described in the table above were pre-approved by the Audit Committee.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

1. Financial Statements

     Financial Statements for the Company are listed in the Index to Financial Statements and Supplementary Data on page 25 of this Report and are filed as part of this Report.

     Consent of Independent Registered Public Accounting Firm is included at pages 83-84 of this Report and is filed as part of this Report.

2. Financial Statement Schedules

     Schedule II, Valuation and Qualifying Accounts, for years January ended 2005, 2004 and 2003 is included at page 85 of this Report and is filed as part of this Report.

     All other schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements submitted.

3. Exhibits

     The Exhibit Index begins on page 86 of this Report and the Exhibits referenced therein are filed as parts of this Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ONEIDA  LTD.


                                       By: /s/ PETER J. KALLET
                                           -------------------------------------
                                           Peter J. Kallet
                                           Chairman of the Board

Date: April 28, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                                  Title                            Date
---------                                                  -----                            ----
Principal Executive Officer


       /s/ PETER J. KALLET                 Chairman of the Board                       April 28, 2005
----------------------------------------
         Peter J. Kallet


Principal Financial Officer


          /S/ ANDREW G. CHURCH             Senior Vice President and Chief Financial   April 28, 2005
----------------------------------------   Officer
           Andrew G. Church


Principal Accounting Officer


          /s/ GREGG R. DENNY               Vice President, Finance and Acting          April 28, 2005
----------------------------------------   Corporate Controller
           Gregg R. Denny


The Board of Directors


        /s/ WILLIAM C. LANGLEY             Director                                    April 28, 2005
----------------------------------------
           William C. Langley


         /s/ GREGORY M. HARDEN             Director                                    April 28, 2005
----------------------------------------
          Gregory M. Harden


         /s/ PETER J.  KALLET              Chairman of the Board of Directors          April 28, 2005
----------------------------------------
          Peter J. Kallet


         /s/ PETER J. MARSHALL             Director                                    April 28, 2005
----------------------------------------
          Peter J. Marshall


           /s/ HUGH R. ROVIT               Director                                    April 28, 2005
----------------------------------------
            Hugh R. Rovit



        /s/ CHRISTOPHER H. SMITH           Director                                    April 28, 2005
----------------------------------------
          Christopher H. Smith


             /s/ FRED SPIVAK               Director                                    April 28, 2005
----------------------------------------
             Fred Spivak


             /s/ NICK WHITE                Director                                    April 28, 2005
----------------------------------------
              Nick White


         /s/ TERRY G. WESTBROOK            Director                                    April 28, 2005
----------------------------------------
           Terry G. Westbrook

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (File Nos. 2-84304, 33-49462, 333-10795, 333-66425,
333-87007 and 333-97491) and Form S-3 (File No. 33-66234) of Oneida Ltd. of our report dated April 14, 2005 relating to the consolidated financial statements, the effectiveness of Oneida Ltd. and subsidiaries' internal control over financial reporting and financial statement schedule, which appear in this Annual Report on Form 10-K for the fiscal year ended January 29, 2005.


/s/ BDO SEIDMAN, LLP

New York, New York
April 25, 2005

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (Nos. 2-84304, 33-49462, 333-10795, 333-66425, 333-87007
and 333-97491) and S-3 (No. 33-66234) of Oneida Ltd. of our report dated April 30, 2004 relating to the consolidated balance sheet as of January 31, 2004 and the related consolidated statement of operations, of changes in stockholders' equity (deficit), of comprehensive (loss) income and of cash flows for the years ended January 31, 2004 and January 25, 2003 and the schedule II, valuation and qualifying accounts, for the years ended January 31, 2004 and January 25, 2003 which appears in this Form 10-K.

PricewaterhouseCoopers LLP
Syracuse, New York


/s/ PRICEWATERHOUSECOOPERS, LLP

Syracuse, New York
April 25, 2005

                                                                     SCHEDULE II

                                   ONEIDA LTD.
                          AND CONSOLIDATED SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                 FOR THE YEARS ENDED JANUARY 2005, 2004 AND 2003
                                   (Thousands)

-------------------------------------------------------------------------------------------
                  Column A                 Column B     Column C     Column D     Column E
-------------------------------------------------------------------------------------------
                                                        Additions
                                          Balance at   Charged to                Balance at
                                           Beginning    Cost and                   End of
               Description                 of Period    Expenses    Deductions     Period
-------------------------------------------------------------------------------------------
YEAR ENDED JANUARY 29, 2005:
   Reserves deducted from assets to
   Which they apply:
      Accounts receivable reserves ....     $ 2,961      $   522         --        $ 3,483
                                            =======      =======    =======        =======
      Inventory reserves ..............      14,002       19,726     11,323(b)      22,405
                                            =======      =======    =======        =======
      Income Tax Valuation Allowance ..      54,100       19,140         --         73,240
                                            =======      =======    =======        =======
YEAR ENDED JANUARY 31, 2004:
   Reserves deducted from assets to
   Which they apply:
      Accounts receivable reserves ....     $ 2,963      $ 2,274    $ 2,276(a)     $ 2,961
                                            =======      =======    =======        =======
      Inventory reserves ..............       3,066       20,967     10,031         14,002
                                            =======      =======    =======        =======
      Income Tax Valuation Allowance ..          --       54,100         --         54,100
                                            =======      =======    =======        =======
YEAR ENDED JANUARY 25, 2003:
   Reserves deducted from assets to
   Which they apply:
      Accounts receivable reserves ....     $ 3,475      $ 3,458    $ 4,060(a)     $ 2,963
                                            =======      =======    =======        =======
      Inventory reserves ..............       4,594          610      2,138(b)       3,066
                                            =======      =======    =======        =======

----------
(a) Adjustments and doubtful accounts written off.

(b) Adjustments and inventory disposals.

Index to Exhibits

3.1 The Company's Restated Articles of Incorporation, as amended and restated.

3.2     The Company's By-Laws, as amended and restated.

4.1 Amended and Restated Rights Agreement adopted by the Board of Directors on October 27, 1999, and dated December 3, 1999, as amended.

10.1 Second Amended and Restated Credit Agreement dated as of August 9, 2004 between Oneida Ltd., the financial institutions named in the Second
        Amended and Restated Credit Agreement and JPMorgan Chase Bank as
        Administrative Agent and Collateral Agent, which is incorporated by reference to the Registrant's Current Report on Form 8-K dated as of August 9, 2004.

10.2 Amended and Restated Security Agreement dated as of August 9, 2004, between Oneida Ltd., those domestic subsidiaries of Oneida Ltd. which are named as Guarantors in the Amended and Restated Security Agreement and JPMorgan Chase Bank, as Collateral Agent, which is incorporated by reference to the Registrant's Current Report on Form 8-K dated as of August 9, 2004.

10.3    Amended and Restated Pledge Security Agreement dated as of August 9,
        2004, between Oneida Ltd., those domestic subsidiaries of Oneida Ltd.
        which are named as Guarantors in the Amended and Restated Pledge
        Security Agreement and JPMorgan Chase Bank, as Collateral Agent, which is incorporated by reference to the Registrant's Current Report on Form
        8-K dated as of August 9, 2004.

10.4    Second Amended and Restated Collateral Agency and Intercreditor
        Agreement dated as of August 9, 2004, between Oneida Ltd., those domestic subsidiaries of Oneida Ltd. which are named as Guarantors in the Second Amended and Restated Collateral Agency and Intercreditor
        Agreement, JPMorgan Chase Bank as Collateral Agent, Administrative
        Agent, Swingline Lender, Issuing Bank, and Existing Trade L/C Issuer, the Lenders as defined in the Second Amended and Restated Collateral
        Agency and Intercreditor Agreement, Bank of America, N.A., as issuer of the Bank of America L/C, and HSBC Bank USA, National Association, as issuer of the HSBC China L/C, which is incorporated by reference to the Registrant's Current Report on Form 8-K dated as of August 9, 2004.

10.5 Amended and Restated Consolidated Subsidiary Guarantee Agreement dated as of August 9, 2004, between Oneida Ltd., those domestic subsidiaries of Oneida Ltd. which are named as Guarantors in the Amended and Restated
        Consolidated Subsidiary Guarantee Agreement and JPMorgan Chase Bank, as
        Collateral Agent and Administrative Agent, which is incorporated by reference to the Registrant's Current Report on Form 8-K dated as of August 9, 2004.

10.6 Amended and Restated Consolidated Subsidiary Subordination Agreement dated as of August 9, 2004, between Oneida Ltd., those domestic subsidiaries of Oneida Ltd. which are named as Guarantors in the Amended and Restated Consolidated Subsidiary Subordination Agreement and
        JPMorgan Chase Bank, as Collateral Agent and Administrative Agent, which is incorporated by reference to the Registrant's Current Report on Form
        8-K dated as of August 9, 2004.

10.7    Securities Exchange Agreement dated as of August 9, 2004, between Oneida
        Ltd. and the purchasers set forth in the Securities Exchange Agreement, which is incorporated by reference to the Registrant's Current Report on Form 8-K dated as of August 9, 2004.

10.8    Registration Rights Agreement dated as of August 9, 2004, between Oneida
        Ltd. and the entities set forth on Schedule 1 to the Registration Rights
        Agreement, which is incorporated by reference to the Registrant's
        Current Report on Form 8-K dated as of August 9, 2004.

10.9    Amended and Restated Mortgage, Assignment of Leases and Rents and
        Security Agreement and Fixture Filing in the amount of $8,432,000.00 dated as of August 18, 2004, between Oneida Food

        Service, Inc., The Erie County Industrial Development Agency and
        JPMorgan Chase Bank, as collateral agent, which is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.

10.10   Amended and Restated Mortgage, Assignment of Leases and Rents and
        Security Agreement and Fixture Filing in the amount of $6,600,000.00 dated as of August 18, 2004, between Oneida Food Service, Inc., The Erie
        County Industrial Development Agency and JPMorgan Chase Bank, as collateral agent, which is incorporated by reference to the Registrant's
        Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.

10.11   Amended and Restated Mortgage, Assignment of Leases and Rents and
        Security Agreement and Fixture Filing in the amount of $20,115,000.00 dated as of August 31, 2004, between Oneida Silversmiths, Inc., The
        Oneida County Industrial Development Agency and JPMorgan Chase Bank, as collateral agent, which is incorporated by reference to the Registrant's
        Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.

10.12 Mortgage Spreader Agreement in the amount of $20,115,000.00 dated as of August 31, 2004, between Oneida Silversmiths, Inc., The Oneida County
        Industrial Development Agency and JPMorgan Chase Bank, as collateral agent, which is incorporated by reference to the Registrant's Quarterly
        Report on Form 10-Q for the quarter ended July 31, 2004.

10.13   Amended and Restated Mortgage, Assignment of Leases and Rents and
        Security Agreement and Fixture Filing in the amount of $20,943,726.74 dated as of August 31, 2004, between Oneida Silversmiths, Inc., The
        Oneida County Industrial Development Agency and JPMorgan Chase Bank, as collateral agent, which is incorporated by reference to the Registrant's
        Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.

10.14 Mortgage Spreader Agreement in the amount of $20,943,726.74 dated as of August 31, 2004, between Oneida Silversmiths, Inc. The Oneida County
        Industrial Development Agency and JPMorgan Chase Bank, as collateral agent, which is incorporated by reference to the Registrant's Quarterly
        Report on Form 10-Q for the quarter ended July 31, 2004.

10.15   Amended and Restated Mortgage, Assignment of Leases and Rents and
        Security Agreement and Fixture Filing in the amount of $191,500.00 dated as of August 9, 2004, between Oneida Ltd. and JPMorgan Chase Bank, as collateral agent, which is incorporated by reference to the Registrant's
        Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.

10.16 Limited Waiver to the Second Amended and Restated Credit Agreement dated as of August 9, 2004, between Oneida Ltd., JP Morgan Chase Bank and the various lenders named in the Agreement, which is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 30, 2004. The Limited Waiver is dated as of September 23, 2004.

10.17 Amendment No. 1 to the Second Amended and Restated Credit Agreement dated as of August 9, 2004, between Oneida Ltd., JP Morgan Chase Bank and the various lenders named in the Agreement, which is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 30, 2004. Amendment No. 1 is dated as of October
        15, 2004.

10.18   Consent and Amendment No. 2 to the Second Amended and Restated Credit
        Agreement dated as of August 9, 2004, between Oneida Ltd., JP Morgan
        Chase Bank and the various lenders named in the Agreement. The Consent and Amendment No. 2 is dated as of February 2, 2005.

10.19   Consent, Waiver and Amendment No. 3 to the Second Amended and Restated
        Credit Agreement dated as of August 9, 2004, between Oneida Ltd., JP
        Morgan Chase Bank and the various lenders named in the Agreement which is incorporated by reference to the Registrant's Current Report on Form
        8-K dated April 12, 2005. The Consent, Waiver and Amendment No. 3 is dated as of April 7, 2005.

10.20   Agreement with former executive officer of the Company, Allan H.
        Conseur, dated July 22, 2004, which is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October
        30, 2004.

10.21   Letter Agreement with former executive officer of the Company, Allan H.
        Conseur dated November 22, 2004.

10.22   Agreement with former executive officer of the Company, Harold J.
        DeBarr, dated August 2, 2004, which is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October
        30, 2004.

10.23 Agreement with former executive officer of the Company, Gregg R. Denny, dated July 28, 2004, which is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October
        30, 2004.

10.24   Agreement with executive officer of the Company, J. Peter Fobare dated
        July 28, 2004, which is incorporated by reference to the Registrant's
        Quarterly Report on Form 10-Q for the quarter ended October 30, 2004.

10.25   Agreement with executive officer of the Company, James E. Joseph, dated
        July 28, 2004, which is incorporated by reference to the Registrant's
        Quarterly Report on Form 10-Q for the quarter ended October 30, 2004.

10.26 First Amendment to the Letter Agreement Dated July 28, 2004 with executive officer of the Company, James E. Joseph dated February __,
        2005.

10.27 Agreement with executive officer of the Company, Catherine H. Suttmeier, dated July 28, 2004, which is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October
        30, 2004.

10.28   Agreement with executive officer of the Company, Andrew G. Church, dated
        November 12, 2004, which is incorporated by reference to the Registrant's Current Report on Form 8-K dated November 22, 2004.

10.29 Letter agreement with executive officer of the Company, Paul Masson, dated January 17, 2005.

10.30 Deed of Agreement between the Company, the Company's Oneida U.K. Limited subsidiary and executive officer of the Company, Paul Masson, dated
        April 12, 2005.

10.31 Agreement with former executive officer of the Company, Peter J. Kallet, dated March 23, 2005, which is incorporated by reference to the Registrant's Current Report on Form 8-K dated as of March 23, 2005.

10.32 Oneida Ltd. 2002 Stock Option Plan adopted by the Board of Directors and approved by stockholders on May 29, 2002, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 25, 2003.

10.33   Oneida Ltd. 2003 Non-Employee Director Stock Option Plan adopted by the
        Board of Directors and approved by stockholders on May 29, 2002, as amended and restated.

10.34   Oneida Ltd. Employee Security Plan adopted by the Board of Directors on
        July 26, 1989, as amended.

10.35 Amended and Restated Oneida Ltd. Restricted Stock Award Plan adopted by the Board of Directors on March 29, 2000, and approved by the stockholders on May 31, 2000, as amended and restated.

10.36   Amended and Restated Oneida Ltd. Deferred Compensation Plan for Key
        Employees adopted by the Board of Directors on October 27, 1999, and effective November 1, 1999, as amended and restated.

10.37   Oneida Ltd. Restoration Plan adopted by the Board of Directors on
        February 28, 2000, as amended and restated.

10.38   Oneida Ltd. 2000 Non-Employee Directors' Equity Plan adopted by the
        Board of Directors on March 29, 2000, and approved by the stockholders on May 31, 2000, which is incorporated by reference to the Registrant's
        Annual Report on Form 10-K for the year ended January 27, 2001.

10.39 1st Amendment to the Retirement Plan for Employees of Oneida Ltd. dated as of December 11, 2002, and adopted by the Board of Directors on December 11, 2002, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 25,
        2003.

10.40 4th Amendment to the Retirement Plan for Employees of Oneida Ltd. dated as of April 8, 2004, and adopted by the Board of Directors on April 8, 2004, which is incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

10.41   Oneida Ltd. Management Annual Incentive Plan Fiscal Year January 2006
        Cash Bonus Adopted by the Board of Directors on April 5, 2005, which is incorporated by reference to the Registrant's Current Report on Form 8-K dated April 11, 2005.

21      Subsidiaries of the Registrant.

31.1    Certification of Chairman Pursuant to Section 302 of the Sarbanes-Oxley
        Act of 2002.

31.2    Certification of Chief Financial Officer Pursuant to Section 302 of the
        Sarbanes-Oxley Act of 2002.

32.1    Certification of Chairman Pursuant to 18 U.S.C. Section 1350, as adopted
        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2    Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section
        1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                       STATEMENT OF DIFFERENCES

The British pound sterling sign shall be expressed as........................'L'