Form 10-Q
period 2005-04-30
ONEIDA LTD
filed 2005-06-09
CIK 74585

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes     No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 8, 2005: 46,631,924

                                   ONEIDA LTD.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED APRIL 30, 2005

                                      INDEX

PART I    FINANCIAL INFORMATION

             ITEM 1. FINANCIAL STATEMENTS

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

             ITEM 4. CONTROLS AND PROCEDURES

PART II   OTHER INFORMATION

             ITEM 1. LEGAL PROCEEDINGS

             None.

             ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

             None.

             ITEM 3. DEFAULTS UPON SENIOR SECURITIES

             None.

             ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None.

             ITEM 5. OTHER INFORMATION

             None.

ITEM 6. EXHIBITS

Exhibits:

3.1 The Company's Restated Articles of Incorporation, as amended and restated, which are incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

3.2 The Company's By-Laws, as amended and restated, which are incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

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

10.18 Consent and Amendment No. 2 to the Second Amended and Restated Credit Agreement dated as of August 9, 2004, between Oneida Ltd., JP Morgan Chase Bank and the various lenders named in the Agreement which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 29, 2005. The Consent and Amendment No. 2 is dated as of February 2, 2005.

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

10.21 Letter Agreement with former executive officer of the Company, Allan H. Conseur dated November 22, 2004 which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

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

10.26 First Amendment to the Letter Agreement Dated July 28, 2004 with executive officer of the Company, James E. Joseph dated February __, 2005, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

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

10.29 Letter agreement with executive officer of the Company, Paul Masson, dated January 17, 2005, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

10.30 Deed of Agreement between the Company, the Company's Oneida U.K. Limited subsidiary and executive officer of the Company, Paul Masson, dated April 12, 2005 which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

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

10.33 Oneida Ltd. 2003 Non-Employee Director Stock Option Plan adopted by the Board of Directors and approved by stockholders on May 29, 2002, as amended and restated, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

10.34 Oneida Ltd. Employee Security Plan adopted by the Board of Directors on July 26, 1989, as amended, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

10.35 Amended and Restated Oneida Ltd. Restricted Stock Award Plan adopted by the Board of Directors on March 29, 2000, and approved by the stockholders on May 31, 2000, as amended and restated, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

10.36 Amended and Restated Oneida Ltd. Deferred Compensation Plan for Key Employees adopted by the Board of Directors on October 27, 1999, and effective November 1, 1999, as amended and restated, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

10.37 Oneida Ltd. Restoration Plan adopted by the Board of Directors on February 28, 2000, as amended and restated, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

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

SIGNATURES

CERTIFICATIONS

                          PART I. FINANCIAL INFORMATION
                                   ONEIDA LTD.
                  ITEM 1. CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Thousands of Dollars, except per share data)
                                   (Unaudited)

                                                      For the Three Months Ended
                                                         April 30,     May 1,
                                                           2005        2004
                                                         ---------   ---------
Revenues:
   Net sales ......................................       $89,736    $110,645
   License fees ...................................           486         581
                                                          -------    --------
Total Revenues ....................................        90,222     111,226

Cost of sales .....................................        58,521      80,254
                                                          -------    --------

Gross margin ......................................        31,701      30,972
                                                          -------    --------

Operating expenses:
      Selling, distribution and administrative
         expense ..................................        26,334      32,894
      Restructuring expense (Note 2) ..............           341          --
      (Gain) loss on the sale of fixed assets .....          (436)        (14)
                                                          -------    --------
         Total ....................................        26,239      32,880

Operating income (loss) ...........................         5,462      (1,908)

Other income ......................................          (558)    (63,738)
Other expense .....................................           561       2,890
Interest expense including amortization of
   deferred financing costs .......................         7,959       3,771
                                                          -------    --------

(Loss) income before income taxes .................        (2,500)     55,169
Income tax expense (Note 3) .......................           800         784
                                                          -------    --------
Net (loss) income .................................       $(3,300)   $ 54,385
                                                          =======    ========

Preferred stock dividends .........................           (32)        (32)
                                                          -------    --------
Net (loss) income available to common
   shareholders ...................................       $(3,332)   $ 54,353
                                                          =======    ========

(Loss) income per share of common stock
      Net loss:
            Basic                                          $(0.07)      $3.25
            Diluted                                         (0.07)       3.25

See notes to consolidated financial statements.

                          PART I. FINANCIAL INFORMATION
                                   ONEIDA LTD.
                       ITEM 1. CONSOLIDATED BALANCE SHEETS
                              (Thousand of Dollars)

                                                             Unaudited    Audited
                                                             April 30,   Jan. 29,
                                                                2005       2005
                                                             ---------   --------
ASSETS
Current assets:
   Cash ..................................................   $    905    $  2,064
   Trade accounts receivables, less allowance for doubtful
      accounts of $3,546 and $3,483, respectively ........     53,308      53,226
   Other accounts and notes receivable ...................      2,690       1,398
   Inventories, net of reserves of $13,915 and $22,405,
      respectively (Note 4) ..............................     98,734     106,951
   Other current assets ..................................      3,935       3,789
                                                             --------    --------
      Total current assets ...............................    159,572     167,428
Property, plant and equipment, net .......................     17,824      23,149
Assets held for sale .....................................      5,587       1,263
Goodwill .................................................    120,972     121,103
Other assets .............................................     15,522      15,869
                                                             --------    --------
      Total assets .......................................   $319,477    $328,812
                                                             ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt .......................................   $  8,299    $  9,577
   Accounts payable ......................................     12,341      14,735
   Accrued liabilities ...................................     28,618      33,651
   Accrued restructuring .................................        719         524
   Accrued pension liabilities ...........................     15,106      17,667
   Deferred income taxes .................................      1,214       1,214
   Long term debt classified as current ..................        640       2,572
                                                             --------    --------
      Total current liabilities ..........................     66,937      79,940
Long term debt (Note 6) ..................................    207,649     204,344
Accrued postretirement liability .........................      2,646       2,633
Accrued pension liability ................................     27,826      24,254
Deferred income taxes ....................................      9,498       9,087
Other liabilities ........................................     12,541      12,173
                                                             --------    --------
      Total liabilities ..................................    327,097     332,431
                                                             --------    --------
Commitments and contingencies ............................
Stockholders' (deficit):
Cumulative 6% preferred stock--$25 par value; authorized
   95,660 shares, issued 86,036 shares, callable at $30
   per share respectively ................................      2,151       2,151
Common stock--$l.00 par value; authorized 48,000,000
   shares, issued 47,781,288 shares for both periods .....     47,781      47,781
Additional paid-in capital ...............................     84,719      84,719
Retained deficit .........................................    (87,362)    (84,062)
Accumulated other comprehensive loss .....................    (33,340)    (32,639)
Less cost of common stock held in treasury; 1,149,364
   shares for both periods ...............................    (21,569)    (21,569)
                                                             --------    --------
      Total stockholders' (deficit):                           (7,620)     (3,619)
                                                             --------    --------
         Total liabilities and stockholders' (deficit) ...   $319,477    $328,812
                                                             ========    ========

See notes to consolidated financial statements.

                          PART I. FINANCIAL INFORMATION
                                   ONEIDA LTD.
       ITEM 1. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE THREE MONTHS ENDED APRIL 30, 2005 AND MAY 1, 2004
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                       Accum.
                                                                 Add'l                 Other
                                 Common    Common   Preferred   Paid-in   Retained     Comp.     Treasury
                                 Shares     Stock     Stock     Capital   Earnings   Inc(Loss)     Stock     Total
                                 ------   -------   ---------   -------   --------   ---------   --------   -------
Balance January 29, 2005 .....   47,781   $47,781     $2,151    $84,719   $(84,062)  $(32,639)   $(21,569)  $(3,619)

Stock plan activity...........       --        --         --         --         --         --          --        --

Cash dividends declared
   ($.02 per share) ..........       --        --         --         --         --         --          --        --

Foreign currency
   translation adjustment ....       --        --         --         --         --       (701)         --      (701)

Net loss .....................       --        --         --         --     (3,300)        --          --    (3,300)
                                 ------   -------     ------    -------   --------   --------    --------   -------
Balance April 30, 2005 .......   47,781   $47,781     $2,151    $84,719   $(87,362)  $(33,340)   $(21,569)  $(7,620)
                                 ======   =======     ======    =======   ========   ========    ========   =======

                                                                                       Accum.
                                                                 Add'l                 Other
                                 Common    Common   Preferred   Paid-in   Retained     Comp.     Treasury
                                 Shares    Stock      Stock     Capital   Earnings   Inc(Loss)     Stock     Total
                                 ------   -------   ---------   -------   --------   ---------   --------   -------
Balance January 31, 2004 .....   17,883   $17,883     $2,151    $84,561   $(32,933)   $(27,493)  $(21,569)  $22,600

Stock plan activity ..........       33        33         --         10         --          --         --        43

Minimum pension liability
   adjustment, net of tax
   benefit of $0 .............       --        --         --         --         --      (7,886)        --    (7,886)

Foreign currency
   translation adjustment ....       --        --         --         --         --       1,048         --     1,048

Net income ...................       --        --         --         --     54,385          --         --    54,385
                                 ------   -------     ------    -------   --------    --------   --------   -------
Balance May 1, 2004 ..........   17,916   $17,916     $2,151    $84,571   $ 21,452    $(34,331)  $(21,569)  $70,190
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

                          PART I. FINANCIAL INFORMATION
                                   ONEIDA LTD.
         ITEM 1. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                             (Thousands of Dollars)

                                                 Three Months Ended
                                                -------------------
                                                April 30,    May 1,
                                                  2005        2004
                                                ---------   -------
Net (loss) income ...........................    $(3,300)   $54,385

Foreign currency translation adjustments ....       (701)     1,048

Other comprehensive (loss), net of tax:
Minimum pension liability adjustments ....            --     (7,886)
                                                 -------    -------
Other comprehensive (loss) ..................       (701)    (6,838)
                                                 -------    -------
Comprehensive income (loss) .................    $(4,001)   $47,547
                                                 =======    =======

See notes to consolidated financial statements.

                          PART I. FINANCIAL INFORMATION
                                   ONEIDA LTD.
                  ITEM 1. CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE THREE MONTHS ENDED APRIL 30, 2005 AND MAY 1, 2004
                                   (Unaudited)
                                 (In Thousands)

                                                                                   Three months ended
                                                                                  --------------------
                                                                                  April 30,    May 1,
                                                                                     2005       2004
                                                                                  ---------   --------
CASH FLOW (USED) FROM OPERATING ACTIVITIES:
   Net income (loss) ..........................................................    $(3,300)   $ 54,385
   Adjustments to reconcile net (loss) income to net cash provided by (used in)
      operating activities:
      Non-cash interest (Payment in Kind) .....................................      3,382          --
      (Gain) on disposal of fixed assets ......................................       (436)        (14)
      Depreciation and amortization ...........................................        609       2,217
      Deferred income taxes ...................................................      1,567       1,099
      Pension plan amendment (Note 7) .........................................         --       2,577
      Post retirement health care plan amendment (Note 7) .....................         --     (63,277)
   (Increase) decrease in operating assets:
      Receivables .............................................................     (1,546)     (5,623)
      Inventories .............................................................      7,921      11,907
      Other current assets ....................................................       (166)        141
      Other assets ............................................................        438      (1,297)
      Decrease in accounts payable ............................................     (2,184)     (3,533)
      Decrease in accrued liabilities .........................................     (4,059)    (11,102)
      Decrease in other liabilities ...........................................     (1,307)     (3,477)
                                                                                   -------    --------

         Net cash provided (used) by operating activities .....................        919     (15,997)
                                                                                   -------    --------
CASH FLOW FROM INVESTING ACTIVITIES:
   Purchases of properties and equipment ......................................       (167)     (1,279)
   Proceeds from dispositions of properties and equipment .....................      1,402       5,517
                                                                                   -------    --------

         Net cash provided in investing activities ............................      1,235       4,238
                                                                                   -------    --------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock .....................................         --          43
   Decrease in short-term debt ................................................     (1,278)       (980)
   Payment of long-term debt ..................................................     (2,009)       (769)
   Proceeds from issuance of long-term debt ...................................          0       9,000
                                                                                   -------    --------

         Net cash (used) provided by financing activities .....................     (3,287)      7,294
                                                                                   -------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH .......................................        (26)       (206)
                                                                                   -------    --------

NET (DECREASE) IN CASH ........................................................     (1,159)     (4,671)
CASH AT BEGINNING OF YEAR .....................................................      2,064       9,886
                                                                                   -------    --------

CASH AT END OF PERIOD .........................................................    $   905    $  5,215
                                                                                   =======    ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid during the quarter for :
      Interest ................................................................    $ 3,689    $  3,571

See notes to consolidated financial statements.

                          PART I. FINANCIAL INFORMATION
                                   ONEIDA LTD.
               ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Thousands)

1.   ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Oneida Ltd. (the "Company,") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 30, 2005 are not necessarily indicative of the results that may be expected for the year ending January 28, 2006. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the fiscal year ended January 29, 2005.

Reclassifications

Certain reclassifications have been made to the prior year's information to conform to the current year presentation.

Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income", requires companies to report a measure of operations called comprehensive income (loss). This measure, in addition to net income (loss), includes as income or loss, the following items, which if present are included in the equity section of the balance sheet: unrealized gains and losses on certain investments in debt and equity securities; foreign currency translation; gains and losses on derivative instruments designated as cash flow hedges; and minimum pension liability adjustments. The Company has reported comprehensive income in the Consolidated Statements of Comprehensive Income (Loss).

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

Application of the fair-value based accounting provision of SFAS 123 results in the following pro forma amounts of net income (loss) and earnings (loss) per share:

                                                               (Thousands Except Per Share Amounts)
                                                                    For the Three Months Ended
                                                               ------------------------------------
                                                                        April 30,    May 1,
                                                                           2005       2004
                                                                        ---------   -------
Net income (loss), as reported .............................             $(3,300)   $54,385

Deduct: Total stock-based employee compensation expense
   determined under Black-Scholes option pricing model, net
   of related income tax effect ............................                (206)      (596)
                                                                         -------    -------
Pro forma net (loss) income ................................             $(3,506)   $53,789
                                                                         =======    =======
Earnings (loss) per share:
      As reported: Basic ...................................             $  (.07)   $  3.25
                   Diluted .................................                (.07)      3.25

      Pro forma: Basic .....................................                (.08)      3.21
                 Diluted ...................................                (.08)      3.21

There was no stock based employee compensation expense included in the Consolidated Statement of Operations.

Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and requires the VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE's expected losses and/or receives a majority of the entity's expected residual returns, if they occur. In December 2003, the FASB issued FIN 46(R) ("Revised Interpretations") delaying the effective date for certain entities created before February 1, 2003 and making other amendments to clarify the application of the guidance. In adopting FIN 46(R) the Company has evaluated its variable interests to determine whether they are in fact VIE's and secondarily whether the Company was the primary beneficiary of the VIE. This evaluation resulted in a determination that the Company has a VIE, whereby the Company guarantees minimum purchases. The Company has determined that it is not the primary beneficiary of the VIE. The adoption of this interpretation did not have a material effect on the Company's financial statements.

On March 12, 2004, the Company completed the sale of its Buffalo China manufacturing and decorating facility. The agreement stipulated a purchase commitment of $30,000 over the five-year term. The Company's maximum exposure to loss, as a result of its involvement with the variable interest entity is the potential loss of $30,000 of product that was guaranteed.

The Company sold its Sherrill, New York manufacturing facility to Sherrill Manufacturing, Inc. on March 22, 2005. The agreement stipulates a purchase commitment of $14,600 over the three year term of the agreement. Additionally, the agreement stipulates that the Company will make lease payments of $550 over the three year term. The Company's maximum exposure to loss as a result of its involvement with the variable interest entity, is the loss of future lease space and the potential loss of $14,600 of product that was guaranteed.

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

In December 2004, the FASB issued SFAS 123R, "Share-Based Payment." This statement is a revision of SFAS 123, "Accounting for Stock-Based Compensation" and supersedes APB 25, "Accounting for Stock Issued to Employees," and is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123R establishes standards on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. SFAS 123R also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

2.   RESTRUCTURING

As a result of substantial manufacturing inefficiencies and negative manufacturing variances, it was determined at the end of the third quarter of fiscal year ended January 31, 2004 to close and sell the following factories:
Buffalo China dinnerware factory and decorating facility in Buffalo NY; dinnerware factory in Juarez, Mexico; flatware factory in Toluca, Mexico; hollowware factory in Shanghai China; and hollowware factory in Vercelli, Italy. The Company continues to market the products primarily manufactured from these sites, using independent suppliers. The Toluca, Mexico; Shanghai, China; and Vercelli, Italy facilities' closings were completed during the fourth quarter of the fiscal year ended January 31, 2004. The Buffalo, NY factory buildings and associated equipment, materials and supplies were sold to Niagara Ceramics Corporation on March 12, 2004. The Buffalo China name and all other active Buffalo China trademarks and logos remain the property of the Company. Niagara Ceramics became an independent supplier to the Company. The Juarez, Mexico factory sale was completed on April 22, 2004, and the Toluca Mexico factory sale was completed on June 2, 2004. The Niagara Falls, Canada warehouse sale was completed on July 12, 2004 and part of the Vercelli, Italy properties have been sold. The sale of the Shanghai, China facility was completed on March 14, 2005. The Buffalo China warehouse facilities and remaining Vercelli, Italy assets are classified as assets held for sale on the Consolidated Balance Sheet at April 30, 2005. These restructuring plans are intended to reduce costs, increase the Company's liquidity, and better position the Company to compete under the current economic conditions.

Under the restructuring plan described above, approximately 1,150 employees were terminated. As of April 30, 2005 1,085 of those terminations have occurred and an additional 65 employees accepted employment with Niagara Ceramics, the purchaser of Buffalo China's manufacturing assets. Termination benefits have been recorded in accordance with contractual agreements or statutory regulations. The Company recognized a charge of $7,400 in the consolidated Statement of Operations under the caption "Restructuring Expense" in the fiscal year ended January 31, 2004. Cash payments and adjustments through April 30, 2005 under the restructuring were $6,593 and $657, respectively. The Company recognized an additional charge of $552 in the fiscal quarter ended April 30, 2005 for termination costs associated with the pending closure of the Buffalo China warehouse facilities. Hence, the remaining liability at April 30, 2005 is $702.

On September 9, 2004 the Company announced that it was closing its Sherrill, NY flatware factory due to unsustainably high operating costs that contributed to substantial losses. The Company continues to market the products primarily manufactured from this site using independent suppliers. In the Fall of 2004 approximately 450 employees were notified that their positions would be eliminated as a result of this closure. As of April 30, 2005, all of these employee positions had been eliminated. The Company determined it would incur cash costs of approximately $1,250 related to severance, incentive and retention payments to affected factory employees. Cash payments through April 30, 2005 were $1,213, and the remaining severance cost is estimated to be $20. The incentive and retention liability at April 30, 2005 is $17.

As a result of the restructuring, the number of employees accumulating benefits under the defined benefit plans has been reduced significantly.

As described above, since the Company's restructuring activities began at the end of the third quarter of fiscal year ended January 31, 2004, approximately 1,600 employees left the Company, which constitutes a curtailment of both the pension and postretirement plans. A curtailment is defined as an event that significantly reduces the expected years of future service of active plan participants. Curtailment accounting requires immediate recognition of actuarial gains and losses and prior service costs related to those employees that would otherwise have been recognized in the future over the future lives of the related employees. The headcount reductions resulted in curtailment losses of $2,863 and $383 in the pension plan and curtailment gains of $122 and $556 in the postretirement plan for the fiscal years ended January 29, 2005 and January 31, 2004, respectively. As a result of the announcement on March 8, 2005 regarding the closure of the Buffalo China warehouse facilities and the headcount reductions associated with the closure, the Company recorded an additional curtailment loss of $222 in other expense on the Consolidated Statement of Operations for the fiscal quarter ended April 30, 2005.

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

On March 8, 2005, the Company met with Buffalo China Union officials to discuss the potential consolidation of its Buffalo warehouse operations into existing Company facilities in Oneida, New York and elsewhere throughout the United States, and the closure of the Buffalo China distribution facility. The Company performed an evaluation in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long Lived Assets", to determine if the Buffalo China warehouse facilities were subject to a possible impairment loss. Due to the projected cash flow being less than the book value, it was determined that an impairment existed and as a result, an impairment charge of $3,298 was recorded in the consolidated statements of operations under the caption "Impairment loss on depreciable assets" for the fiscal year ended January 29, 2005.

Below is a summary reconciliation of accrued restructuring related charges for the three months ended April 30, 2005:

-----------------------------------------------------------------------------------------------------------------
                                                Balance                                                Balance
                                           January 29, 2005   Additions   Adjustments   Payments   April 30, 2005
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
Termination benefits and other costs ...         $524            $552        $(211)      $(146)         $719
-----------------------------------------------------------------------------------------------------------------

During the three months ended April 30, 2005, the Company recorded restructuring expense of $341. This restructuring expense consists of $552 attributed to the Buffalo China warehouse facility closure, offset by the reversal of $211 of restructuring accruals established at January 31, 2004 for severance attributed to the closure and/or sale of the Buffalo, NY manufacturing facility.

3.   INCOME TAXES

The provision for income taxes for the three months ended April 30, 2005 is primarily comprised of foreign tax expense related to foreign operations and domestic deferred tax liabilities recognized on indefinite long-lived intangibles. In accordance with the Statement of Financial Accounting Standards
(SFAS) No.109, a full valuation allowance was recorded against the Company's entire net deferred tax assets during the third quarter ended October 2003. The Company continues to provide a full valuation allowance against its domestic net deferred tax assets and the net deferred tax assets of its United Kingdom operation. The Company has not recorded any tax benefits relative to tax losses incurred during the three months ended April 30, 2005 since it is more likely than not that the resulting asset would not be realized. The Company will continue to maintain a valuation allowance until sufficient evidence exists to support its reversal.

During the third fiscal quarter ended October 30, 2004 the Company underwent a change in ownership within the definition of Sec. 382 of the Internal Revenue Code. The pre-change net operating loss carry forward is subject to annual limitation under Sec. 382. The Company had previously placed a valuation allowance against all its net deferred tax assets.

The provision for income taxes for the three months ended May 1, 2004 was primarily attributable to foreign tax related to foreign operations and domestic deferred tax liabilities recognized on indefinite long lived intangible assets (these liabilities cannot be used to offset deferred tax assets in determining the amount of valuation allowance needed for the quarter).

During the first fiscal quarter ended May 1, 2004, the Company recognized two significant events that impact taxes. The Company announced that it was terminating the Oneida Ltd. Retiree Group Medical Plan, resulting in income recognition of $63,277. The inclusion of this income in the first quarter domestic tax calculation produced no tax expense since the deferred tax asset is realized and the valuation allowance previously recognized against that asset is reversed. Also, the Company amended two of its pension plans to freeze benefit accruals, and as a result recognized a charge of $2,577. The inclusion of this charge in the first quarter domestic tax calculation produced no tax benefit because a full valuation allowance is recorded against the deferred tax asset resulting from this item.

The following table summarizes the Company's provision for income taxes and the related effective tax rates:

                                                  For the Three Months Ended
                                                 ----------------------------
                                                 April 30, 2005   May 1, 2004
                                                 --------------   -----------
(Loss) income before income taxes ............      $(2,500)        $55,169
(Expense) benefit for income taxes ...........         (800)           (784)
Effective tax rate ...........................       (32.00%)          1.42%

4.   INVENTORIES

Inventories by major classification are as follows:

                                 April 30, 2005   January 29, 2005
                                 --------------   ----------------
Finished goods ...............       $94,595          $101,982
Goods in process .............           606             1,854
Raw materials and supplies ...         3,533             3,115
                                     -------          --------
   Total .....................       $98,734          $106,951
                                     =======          ========

5.   EARNINGS PER SHARE

Basic and diluted earnings per share are presented for each period in which a statement of operations is presented. Basic earnings per share is computed by dividing net income (loss) less preferred stock dividends earned, even if not declared, by the weighted average shares actually outstanding for the period. Diluted earnings per share include the potentially dilutive effect of shares issuable under the employee stock purchase and incentive stock option plans. The number of diluted shares is equal to basic shares since the stock equivalents were anti-dilutive.

The shares used in the calculation of diluted EPS exclude options to purchase shares where the exercise price was greater than the average market price of common shares for the period. Such shares aggregated 750 and 884 for the three months ended April 30, 2005 and May 1, 2004, respectively.

The following is a reconciliation of basic earnings per share to diluted earnings per share for the three months ended April 30, 2005 and May 1, 2004:

                                          Net    Preferred    Adjusted               Earnings
                                        Income     Stock     Net Income   Average     (Loss)
                                        (Loss)   Dividends     (Loss)      Shares   Per Share
                                       -------   ---------   ----------   -------   ---------
2005:
Basic earnings (loss) per share ....   $(3,300)    $(32)      $(3,332)     46,632     $(.07)
Effect of stock options ............
Diluted earnings (loss) per share ..    (3,300)     (32)       (3,332)     46,632      (.07)

2004:
Basic earnings (loss) per share ....   $54,385     $(32)      $54,353      16,740     $3.25
Effect of stock options ............                                           10
Diluted earnings (loss) per share ..    54,385      (32)       54,353      16,750      3.25

6.   DEBT

On August 9, 2004 the Company completed the comprehensive restructuring of the existing indebtedness with its lenders, along with new covenants based upon the current financial projections. The restructuring included the conversion of $30 million of principal amount of debt into an issuance of a total of 29.85 million shares of the common stock of the Company to the individual members of the lender group or their respective nominees. The common shares were issued in blocks proportionate to the amount of debt held by each lender. As of August 9, 2004, these shares of common stock represented approximately 62% of the outstanding shares of common stock of the Company. In addition to the debt to equity conversion, the Company received a new $30 million revolving credit facility from the lenders and restructured the balance of the existing indebtedness into a Tranche A loan of $125 million and a Tranche B loan of approximately $80 million. All the restructured bank debt is secured by a first priority lien over substantially all of the Company's and its domestic subsidiaries' assets. The Tranche A loan will mature in three years and requires amortization of principal based on available cash flow and fixed amortization of $1,500 per quarter beginning in the second year of the Tranche A loan. Interest on the Tranche A loan will accrue at LIBOR (London Inter Bank Offered Rate) plus 6%-8.25% depending on the leverage ratio. The Tranche B loan will mature in 3 1/2 years with no required amortization. Interest on the Tranche B loan will accrue at LIBOR plus 13% with a maximum interest rate of 17%. The Tranche B loan has a Payment in Kind (PIK) option, at the Company's discretion, that permits the compounding of the interest in lieu of payment. During the third and fourth quarters of the fiscal year ended January 29, 2005, and during the first quarter of the fiscal year ending January 28, 2006, the Company chose the PIK option and cash interest was not paid on the Tranche B debt. During the first quarter ended April 30, 2005, the Tranche B loan outstanding increased by $4,445 as a result of the Company exercising the PIK option.

The debt and equity restructuring constituted a change in control of the Company. There were several Company employee benefit plans that contained triggers if a change of control occurred. Such plans were amended to allow the debt and equity transaction without triggering the change in control provisions. In addition, the Shareholder Rights Plan was terminated.

The restructured debt agreement contains several covenants including a maximum total leverage ratio, minimum cash interest coverage ratio, minimum total interest coverage ratio, and minimum consolidated Earnings Before Interest, Taxes, Depreciation, Amortization and Restructuring Expenses (EBITDAR). The Company was in compliance with its covenants as of January 29, 2005, but anticipated violating the covenants at the end of the second quarter of the fiscal year ending January 28, 2006. On April 7, 2005, the Company's lending syndicate approved an amendment to the Company's credit agreement providing less restrictive financial covenants (beginning with the first quarter of the fiscal year ending January 2006), consenting to the sale of certain non-core assets, and authorizing the release of certain proceeds from the assets sold. The revised financial covenants extend through the fiscal year ending January 2007. The Company was in compliance with its covenants as of April 30, 2005.

Short-term debt consists of the following at April 30, 2005 and January 29, 2005:

                                       April 30, 2005   January 29, 2005
                                       --------------   ----------------
Barclay's Bank (United Kingdom) ....       $6,904            $8,623
Italian IRB ........................        1,395                --
HSBC (Shanghai) ....................           --               954
                                           ------            ------
   Total Short-term debt: ..........       $8,299            $9,577
                                           ======            ======

The following table is a summary of the long-term debt at April 30, 2005 and January 29, 2005 respectively:

                                                                           Outstanding at    Outstanding at
                                                                           April 30, 2005   January 29, 2005
                                                                           --------------   ----------------
Debt Instrument
---------------
Tranche A - Base Rate, due August 9, 2007 ..............................      $    139          $    632
Tranche A - LIBOR, due August 9, 2007 ..................................      $115,128           115,000
Tranche B - Base Rate, due February 9, 2008 ............................           133                --
Tranche B - LIBOR, due February 9, 2008 ................................        87,359            82,914
Revolver - LIBOR, due February 9, 2007 .................................         3,000             5,000
Swingline - Base Rate, due February 9, 2007 ............................         1,800               700
Other debt at various interest rates (3.00%-8.33%), due through 2010 ...           730             2,670
                                                                              --------          --------
   Total Debt: .........................................................       208,289           206,916
   Less Current Portion: ...............................................          (640)           (2,572)
                                                                              --------          --------
   Long Term Debt: .....................................................      $207,649          $204,344
                                                                              ========          ========

At April 30, 2005 and January 29, 2005 the Company had outstanding letters of credit of $17,892 and $18,731, respectively.

7.   RETIREMENT BENEFIT PLANS

Pension Plans

The net periodic pension cost for the Company's United States (U.S.) qualified defined benefit plans for the three months ended April 30, 2005 and May 1, 2004 includes the following components:

                                                            For the Three Months Ended
                                                           April 30, 2005   May 1, 2004
                                                           --------------   -----------
Service cost ...........................................       $   35         $   13
Interest cost ..........................................        1,132            945
Expected return on assets ..............................         (615)          (553)
Net amortization .......................................          395            292
Curtailment loss .......................................          222            320
                                                               ------         ------
   Net periodic pension cost ...........................        1,169          1,017
One-time recognition of remaining prior service cost ...           --          2,037
One-time charge for QSERP amendment ....................           --            540
                                                               ------         ------
Total net periodic pension cost ........................       $1,169         $3,594
                                                               ======         ======

During the first quarter of the fiscal year ending January 2006, the Company recognized a curtailment charge of $222 related to the pending closure of the Buffalo, NY distribution facilities.

In March 2005 the Company filed an application with the Internal Revenue Service seeking permission to waive the plan year 2004 minimum funding requirements of $7,811 for the Retirement Plan for Employees of Oneida Ltd. If the waiver is not granted, the Company will be required to make this payment by September 15, 2005. Assuming the waiver is granted, the Company expects to make cash contributions of $4,872 to its U.S. pension plans through January 28, 2006. If the waiver is not approved, the Company would contribute the $7,811 related to the 2004 plan year in addition to the $4,872. During the three month period ending April 30, 2005, there were contributions of $100 made to the U.S. pension plans.

For the year ended January 29, 2005, the Company disclosed that it would be making cash contributions of $9,173 to its U.S. pension plans through 2006. Those cash contributions have been adjusted for 2006 to $4,872 based on actual and expected deferrals of first and second quarter U.S. pension plan contributions. The amounts deferred will be paid to the plan during the fiscal year ended January, 27 2007.

During the first fiscal quarter ended May 1, 2004, the Company announced that it was terminating the Oneida Ltd. Retiree Group Medical Plan, resulting in income recognition of $61,973. Also, the Company amended two of its pension plans to freeze benefit accruals and, as a result, recognized a charge of $2,577.

Non-United States Pension Plan

The Company maintains a defined benefit pension plan covering the employees of its U.K. subsidiary. There are no other Non-United States defined benefit pension plans. The net periodic pension cost for the non-United States defined benefit plans includes the following components:

                                    Three Months Ended
                                      April 30, 2005
                                    ------------------
Service cost ....................          $  7
Interest cost ...................           123
Expected return on plan assets ..           (83)
Net amortization ................            25
                                           ----
   Net periodic pension cost ....          $ 72
                                           ====

The Company began recording the U.K. pension plan under SFAS 87 during the third quarter of the fiscal year ended January 29, 2005. The pension plan was not material to the prior year financial statements.

The Company expects to contribute cash contributions of $285 to its non-United States pension plans through January 28, 2006. Through the first fiscal quarter ended April 30, 2005, $72 has been contributed.

8.   OPERATIONS BY SEGMENT

The Company has three reportable segments: Foodservice, Consumer and International.

The Company's consumer segment sells directly to a broad base of retail outlets including department stores, mass merchandisers, Oneida Home stores and specialty stores. The Company's foodservice segment sells directly or through distributors to foodservice operations worldwide, including hotels, restaurants, airlines, cruise lines, schools and healthcare facilities. The Company's international segment sells to a variety of distributors, foodservice operations and retail outlets.

The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements. The Company evaluates the performance of its segments based on revenue, and reports segment contributions before unallocated manufacturing costs, unallocated selling, distribution and administrative costs, restructuring charges, gain
(loss) on sales of assets, other income, other expense, interest expense and deferred financing costs, and income taxes. The Company does not derive more than 10% of its total revenues from any individual customer, government agency or export sales.

Segment information for the fiscal quarters ended April 30, 2005 and May 1, 2004 were as follows:

                                                                  2005      2004
                                                                -------   --------
Revenues
Sales to external customers:
   Foodservice ..............................................   $42,441   $ 50,411
   Consumer .................................................    29,929     39,765
   International ............................................    17,366     20,469
                                                                -------   --------
   Total segment revenues ...................................    89,736    110,645
Reconciling items:
   License revenues .........................................       486        581
                                                                -------   --------
Total revenues ..............................................    90,222    111,226

Income (loss) before income taxes
Segment contributions before unallocated costs
   Foodservice ..............................................    10,577     16,294
   Consumer .................................................     3,440      4,913
   International ............................................      (519)      (508)
                                                                -------   --------
   Total segment contributions ..............................    13,498     20,699
Unallocated manufacturing costs .............................      (219)    (8,445)
Unallocated selling, distribution and administrative costs ..    (7,912)   (14,176)
Restructuring charges .......................................      (341)        --
Gain (loss) on sales of assets ..............................       436         14
Other income ................................................       558     63,738
Other (expense) .............................................      (561)    (2,890)
Interest expense and deferred financing costs ...............    (7,959)    (3,771)
                                                                -------   --------
(Loss) income before income taxes ...........................   $(2,500)  $ 55,169
                                                                =======   ========

9.   SUBSEQUENT EVENTS

On May 25, 2005 the shareholders approved amendments to the Company's Article of Incorporation increasing the number of authorized shares of Series Preferred Stock and Common Stock to 10,000,000 shares and 100,000,000 shares, respectively.

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   Quarter ended April 30, 2005 compared with
                          the quarter ended May 1, 2004
                                 (In Thousands)

The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward looking statements wherever they appear in this Form 10-Q. The Company's actual results could differ materially from those discussed here. For a discussion of certain factors that could cause actual results to be materially different, refer to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

Executive Summary

Since its inception, Oneida Ltd. has designed and marketed tableware - initially silverplated and, later, sterling and stainless steel flatware. By acquiring subsidiaries, entering into strategic distributorship and licensing arrangements and expanding its own tableware lines, the Company has diversified into the design and distribution of other tableware, kitchenware and gift items, most notably china dinnerware, silverplated and stainless steel holloware, crystal and glass stemware, barware and giftware, cookware, cutlery and kitchen utensils and gadgets. This diversification has permitted the Company to progress toward its goal of becoming a "total tabletop" supplier.

Since 1999, the Company has gone through a number of significant changes that have redirected its focus from manufacturing to sourcing. These changes include the closure and sale of the Canadian and Mexican flatware manufacturing facilities operated by the Company's Oneida Canada, Limited and Oneida Mexicana SA de SV subsidiaries in 1999 and 2004, respectively; the cessation of hollowware manufacturing at the Company's Sherrill, New York manufacturing facility in 1999; the sale of the Buffalo, New York dinnerware manufacturing facility operated by the Company's Buffalo China, Inc. subsidiary in 2004; the closure of the Mexican dinnerware manufacturing facility operated by Buffalo China, Inc.'s Ceramica de Juarez SA de CV subsidiary in 2004; the closure of the Italian hollowware manufacturing facility operated by the Company's Oneida Italy, srl subsidiary in 2004; the closure in 2004 and subsequent sale in March 2005 of the Chinese holloware manufacturing facility; and the closure and sale of the Company's Sherrill, New York flatware manufacturing facility in March 2005. With the March 2005 closure and sale of the Company's Sherrill, New York flatware manufacturing facility, the Company has completed its transition from a combination manufacturing and sourcing supplier to a supplier of products wholly sourced from third party manufacturers.

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

                      For the Three Months Ended
                     ----------------------------
Net Sales:           April 30, 2005   May 1, 2004
                     --------------   -----------
   Foodservice          $42,441        $ 50,411
   Consumer              29,929          39,765
   International         17,366          20,469
                        -------        --------
   Total                $89,736        $110,645

Gross Margin            $31,701        $ 30,972
   % Net Sales             35.3%           28.0%

Operating Expenses      $26,239        $ 32,880
   % Net Sales             29.2%           29.7%

Results of Operations

Consolidated net sales for the three months ended April 30, 2005 decreased by $20,909 (18.9%) as compared to the same period in the prior year.

Foodservice

Net sales of Foodservice Division products during the three months ended April 30, 2005 decreased by $7,970 (15.8%), compared to the corresponding period in the prior year. The financial uncertainty surrounding the Company during the fiscal year ended January 2004 and through August 2005 resulted in certain chain restaurants purchasing higher quantities in the first quarter of the prior year as a hedge against potential product flow disruptions. In addition, this also resulted in certain customers opting to dual source which has resulted in lower sales in the first quarter of the current year. Also, sales to airline customers have declined by approximately $1 million due to the difficulties experienced by the sector. Finally, the Company's decision at the end of 2004 to discontinue distribution of common glassware products resulted in approximately $1.7 million lower sales in the first quarter of the current year.

Consumer

Net sales of Consumer products decreased by $9,836 (24.7%), compared to the corresponding period in the prior year. On August 28, 2004, substantially all of the assets of the Encore Promotions subsidiary were sold and the Company entered into a licensing agreement with the buyer, Bradshaw International, Inc. Hence, approximately $6,264 of the year-over-year quarterly net sales decline is attributed to the sale of Encore Promotions. Furthermore, 22 unprofitable Oneida Home Stores were closed since the first quarter of the prior fiscal year, accounting for approximately $1,722 of the net sales reduction. Overall, the tabletop retail industry demand is lower in the current quarter compared to last year's first quarter. Also contributing to the reduced sales were temporary shortages in certain product lines, precipitated by delivery issues and late shipments from foreign vendors.

International

Net sales of the International Division declined by $3,103 (15.2%), as compared to the same period in the prior year. The Canadian market accounted for approximately $2.3 million of the reduction, with the remaining decrease in net sales attributed to the European and Latin American markets as a result of a soft economy.

Gross Margins

Gross margin for the quarter was $31,701 (or 35.3% as a percentage of net sales), as compared to $30,972 (28.0%) for the same period in the prior year. The majority of the gross margin improvement was attributed to the March 2005 closure and sale of the Sherrill, NY manufacturing facility (which had generated significant negative variances during the past several years), the outsourcing of manufacturing operations, reduction in LIFO valued inventory levels, and a $3.2 million reduction in the write-down of excess and obsolete inventory.

Operating Expenses

Consolidated operating expenses for the quarter were $26,239, compared to $32,880 for the same period in the prior year, a reduction of approximately $6.6 million. Approximately $1.1 million of the reduction was due to the sale of the Encore Promotions subsidiary on August 28, 2004, with the majority of the remaining expense reduction attributed to the cost reduction programs implemented by the company during the past fiscal year. These actions included reductions in personnel, benefit plan reductions, warehousing and distribution expense reductions, and other selling, general and administrative expense reductions. During the current quarter ended April 30, 2005, $341 of Restructuring Expense was incurred due to the decision to close the Buffalo Distribution Center.

Other Income and Expense

Other Income was $558 for the quarter compared to $63,738 for the same period in the prior year. The decrease is primarily due to the decision by the Company in the prior year's first quarter to terminate the Oneida Ltd. Retiree Medical Plan and the Long Term Disability Plan. These plan terminations resulted in a one-time benefit of $63,277.

Other Expense was $561 for the current quarter compared to $2,890 for the same period in the prior year. The decrease is primarily the result of a decision in last year's first quarter by the Company to freeze benefit accruals for two retirement plans and the Restoration Plan. The plan amendments resulted in plan curtailment charges of $2,577.

Interest Expense Including Amortization of Deferred Financing Costs

Interest expense, including amortization of deferred financing costs, was $7,959 in the current quarter compared to $3,771 for the same period in the prior year. The increase is primarily due to the higher effective interest rates on the Company's restructured debt. Also contributing to the increased expense is the amortization of deferred financing expenses of $887 associated with the restructured debt.

Income Tax Expense

The provision for income taxes, as a percentage of loss before income taxes was (32.0%), or $800, for the current quarter compared to 1.42% or $784 in the prior year's first quarter. The provision for income taxes for both this year's and last year's quarter is primarily comprised of foreign tax expense related to foreign operations and domestic deferred tax liabilities recognized on indefinite long-lived intangibles. The Company continues to provide a full valuation allowance against its domestic net deferred tax assets and the net deferred tax assets of the United Kingdom operation. The Company has not recorded any tax benefits relative to losses incurred in the current year, since it is more likely than not that the resulting asset would not be realized. The Company will continue to maintain a valuation allowance until sufficient evidence exists to support its reversal.

The following table summarizes the Company's provision for income taxes and the related effective tax rates:

                                     Quarter Ended 4/30/2005   Quarter Ended 5/01/04
                                     -----------------------   ---------------------
Income (loss) before income taxes ...       $(2,500)                  $55,169
Provision for income taxes ..........          (800)                     (784)
Effective tax rate ..................         (32.0%)                    1.42%

Restructuring

During the quarter ended April 30, 2005 the Company's last remaining manufacturing facility located in Sherrill, New York was sold to Sherrill Manufacturing Inc. The sale agreement included a supply agreement whereby the Company would purchase minimum quantities of products and services from Sherrill Manufacturing Inc. during a three year period. The sale also included a lease agreement whereby the Company would rent warehouse space from Sherrill Manufacturing Inc. for a two year period.

On March 12, 2005, the Company sold the real property associated with its Shanghai, China facility that was closed in fiscal year 2004.

Finally, on April 12, 2005 the Company announced the closure of its foodservice distribution center located in Buffalo, N.Y. It is anticipated that the distribution center will be closed during the second quarter of the current year. Net Restructuring Expense of $341, consisting of future payments to the distribution employees, was recorded during the current quarter.

Liquidity & Financial Resources

Cash provided by operating activities was $919 for the three months ended April 30, 2005 compared to cash used of $15,997 for the same period in the prior year. The net cash provided by operating activities for the three months ended April 30, 2005 was primarily due to negative changes in working capital of which the largest components were accounts receivable, accounts payable, and accrued liabilities, offset by a reduction in inventory. The changes to working capital were offset by a non-cash positive adjustment to net loss for Payment-In-Kind interest changes.

Cash generated from investing activities was $1,235 and $4,238 for the three months ended April 30, 2005 and May 1, 2004, respectively. The sale of the Company's Shanghai manufacturing facility in March of 2005 generated cash of $852, and the sale of the Company's Buffalo China manufacturing facility in March of 2004 generated cash of $5,517. Cash used for capital expenditures was $167 and $1,279 for the three months ended April 30, 2005 and May 1, 2004, respectively.

Net cash used by financing activities was $3,287 for the three months ended April 30, 2005 versus cash generated of $7,294 for the three months ended May 1, 2004. During the three months ended April 30, 2005, the Company decreased its outstanding balance on the revolving credit facility needed to fund operations.

On August 9, 2004 the Company completed the comprehensive restructuring of the existing indebtedness with its lenders, along with new covenants based upon the current financial projections. The restructuring included the conversion of $30 million of principal amount of debt into an issuance of a total of 29.85 million shares of the common stock of the Company to the individual members of the lender group or their respective nominees. The common shares were issued in blocks proportionate to the amount of debt held by each lender. As of August 9, 2004, these shares of common stock represented approximately 62% of the outstanding shares of common stock of the Company. In addition to the debt to equity conversion, the Company received a new $30 million revolving credit facility from the lenders and restructured the balance of the existing indebtedness into a Tranche A loan of $125 million and a Tranche B loan of approximately $80 million. All the restructured bank debt is secured by a first priority lien over substantially all of the Company's and its domestic subsidiaries' assets. The Tranche A loan will mature in three years and requires amortization of principal based on available cash flow and fixed amortization of $1,500 per quarter beginning in the second year of the Tranche A loan. Interest on the Tranche A loan will accrue at LIBOR (London Inter Bank Offered Rate) plus 6%-8.25% depending on the leverage ratio. The Tranche B loan will mature in 3 1/2 years with no required amortization. Interest on the Tranche B loan will accrue at LIBOR plus 13% with a maximum interest rate of 17%. The Tranche B loan has a Payment in Kind (PIK) option, at the Company's discretion, that permits the compounding of the interest in lieu of payment. During the third and fourth quarters of the fiscal year ended January 29, 2005, and during the first quarter of the fiscal year ending January 28, 2006, the Company chose the PIK option and cash interest was not paid on the Tranche B debt. During the first quarter ended April 30, 2005, the Tranche B loan outstanding increased by $4,445 as a result of the Company exercising the PIK option.

The debt and equity restructuring constituted a change in control of the Company. There were several Company employee benefit plans that contained triggers if a change of control occurred. Such plans were amended to allow the debt and equity transaction without triggering the change in control provisions. In addition, the Shareholder Rights Plan was terminated.

The restructured debt agreement contains several covenants including a maximum total leverage ratio, minimum cash interest coverage ratio, minimum total interest coverage ratio, and minimum consolidated minimum Earnings Before Interest, Taxes, Depreciation, Amortization and Restructuring Expenses (EBITDAR). The Company was in compliance with its covenants as of January 29, 2005, but anticipated violating the covenants at the end of the second quarter of the fiscal year ending January 28, 2006. On April 7, 2005, the Company's lending syndicate approved an amendment to the Company's credit agreement providing less restrictive financial covenants (beginning with the first quarter of the fiscal year ending January 2006), consenting to the sale of certain non-core assets, and authorizing the release of certain proceeds from the assets sold. The revised financial covenants extend through the fiscal year ending January 2007. The Company was in compliance with its covenants as of April 30, 2005.

The Company believes that cash from operating activities and available borrowings under the revolving credit agreement, and other short term lines of credit, will be sufficient to fund our operating requirements over the next twelve months.

Accounting Pronouncements

See Note No. 1 of the unaudited consolidated financial statements.

ITEM 3.

Quantitative and Qualitative Disclosures About Market Risk

The Company's market risk is impacted by changes in interest rates and foreign currency exchange rates. The Company's United Kingdom subsidiary periodically enters into forward exchange contracts in order to hedge its exposure to foreign exchange risk. The amount of open forward exchange contracts at the end of the fiscal quarter ended April 30, 2005 was $6,009.

The Company's primary market risk is interest rate exposure in the United States. Historically, the Company manages interest rate exposure through a mix of fixed and floating rate debt. The majority of the company's debt is currently at floating rates. Based on floating rate borrowings outstanding at April 30, 2005, a 1% change in the rate would result in a corresponding change in interest expense of $2.1 million.

The Company has foreign exchange exposure related to its foreign operations in Mexico, Canada, Italy, Australia, the United Kingdom and China. See Note 8 of Notes to Consolidated Financial Statements for details on the Company's international operations. Translation adjustments recorded in the income statement were not of a material nature.

ITEM 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer have carried out an evaluation, with the participation of the Company's management, of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, each has concluded that at the end of the period covered by this report the Company's "disclosure controls and procedures" are effective to insure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and regulations. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failure within the Company to disclose material information otherwise required to be set fourth in the Company's periodic reports.

Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, nor any significant deficiencies or material weaknesses in such controls requiring corrective actions, subsequent to the date of their evaluation.

Forward Looking Information

With the exception of historical data, the information contained in this Form 10-Q, as well as those other documents incorporated by reference herein, may constitute forward-looking statements, within the meaning of the Federal securities laws, including but not limited to the Private Securities Litigation Reform Act of 1995. As such, the Company cautions readers that changes in certain factors could affect the Company's future results and could cause the Company's future consolidated results to differ materially from those expressed or implied herein. Such factors include, but are not limited to: changes in national or international political conditions; civil unrest, war or terrorist attacks; general economic conditions in the Company's own markets and related markets; availability or shortage of raw materials; difficulties or delays in the development, production and marketing of new products; financial stability of the Company's contract manufacturers, and their ability to produce and deliver acceptable quality product on schedule; the impact of competitive products and pricing; certain assumptions related to consumer purchasing patterns; significant increases in interest rates or the level of the Company's indebtedness; inability of the Company to maintain sufficient levels of liquidity; failure of the company of obtain needed waivers and/or amendments relative to it's finance agreements; foreign currency fluctuations; major slowdowns in the retail, travel or entertainment industries; the loss of several of the Company's key executives, major customers or suppliers; underutilization of, or negative variances at, some or all of the Company's plants and factories; the Company's failure to achieve the savings and profit goals of any planned restructuring or reorganization programs, future product shortages resulting from the Company's transition to an outsourced manufacturing platform; international health epidemics such as the SARS outbreak; impact of changes in accounting standards; potential legal proceedings; changes in pension and medical benefit costs; and the amount and rate of growth of the Company's selling, general and administrative expenses.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ONEIDA LTD.
                                           (Registrant)


Date: June 9, 2005                     By: /s/ TERRY G WESTBROOK
                                           -------------------------------------
                                           Terry G. Westbrook
                                           President and Chief Executive Officer


                                           /s/ ANDREW G. CHURCH
                                           -------------------------------------
                                           Andrew G. Church
                                           Senior Vice President and
                                           Chief Financial Officer