Form 10-Q
period 2005-07-30
ONEIDA LTD
filed 2005-09-07
CIK 74585

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 7, 2005: 46,631,924

                                   ONEIDA LTD.
                                    FORM 10-Q
                     FOR THE SIX MONTHS ENDED JULY 30, 2005


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

            None.

            ITEM 3. DEFAULTS UPON SENIOR SECURITIES

            None.

            ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


            ITEM 5. OTHER INFORMATION

            None.

ITEM 6. EXHIBITS

Exhibits:

3.1   The Company's Restated Articles of Incorporation.

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

10.20 Amendment No. 4 to the Second Amended and Restated Credit Agreement dated as of August 9, 2004, between Oneida Ltd., JP Morgan Chase Bank and the various lenders named in the Agreement which is incorporated by reference to the Registrant's Current Report on Form 8-K dated April 12, 2005. Amendment No. 4 is dated as of June 23, 2005.

10.21 Agreement with former executive officer of the Company, Allan H. Conseur, dated July 22, 2004, which is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 30, 2004.

10.22 Letter Agreement with former executive officer of the Company, Allan H. Conseur dated November 22, 2004 which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

10.23 Agreement with former executive officer of the Company, Harold J. DeBarr, dated August 2, 2004, which is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 30, 2004.

10.24 Agreement with former executive officer of the Company, Gregg R. Denny, dated July 28, 2004, which is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 30, 2004.

10.25 Agreement with executive officer of the Company, J. Peter Fobare dated July 28, 2004, which is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 30, 2004.

10.26 Agreement with executive officer of the Company, James E. Joseph, dated July 28, 2004, which is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 30, 2004.

10.27 First Amendment to the Letter Agreement Dated July 28, 2004 with executive officer of the Company, James E. Joseph dated February __, 2005, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

10.28 Agreement with executive officer of the Company, Catherine H. Suttmeier, dated July 28, 2004, which is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 30, 2004.

10.29 Agreement with executive officer of the Company, Andrew G. Church, dated November 12, 2004, which is incorporated by reference to the Registrant's Current Report on Form 8-K dated November 22, 2004.

10.30 Letter agreement with executive officer of the Company, Paul Masson, dated January 17, 2005, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

10.31 Deed of Agreement between the Company, the Company's Oneida U.K. Limited subsidiary and executive officer of the Company, Paul Masson, dated April 12, 2005 which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

10.32 Agreement with former executive officer of the Company, Peter J. Kallet, dated March 23, 2005, which is incorporated by reference to the Registrant's Current Report on Form 8-K dated as of March 23, 2005.

10.33 Oneida Ltd. 2002 Stock Option Plan adopted by the Board of Directors and approved by stockholders on May 29, 2002, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 25, 2003.

10.34 Oneida Ltd. 2003 Non-Employee Director Stock Option Plan adopted by the Board of Directors and approved by stockholders on May 29, 2002, as amended and restated, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

10.35 Oneida Ltd. Employee Security Plan adopted by the Board of Directors on July 26, 1989, as amended, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

10.36 Amended and Restated Oneida Ltd. Restricted Stock Award Plan adopted by the Board of Directors on March 29, 2000, and approved by the stockholders on May 31, 2000, as amended and restated, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

10.37 Amended and Restated Oneida Ltd. Deferred Compensation Plan for Key Employees adopted by the Board of Directors on October 27, 1999, and effective November 1, 1999, as amended and restated, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

10.38 Oneida Ltd. Restoration Plan adopted by the Board of Directors on February 28, 2000, as amended and restated, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

10.39 Oneida Ltd. 2000 Non-Employee Directors' Equity Plan adopted by the Board of Directors on March 29, 2000, and approved by the stockholders on May 31, 2000, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 27, 2001.

10.40 1st Amendment to the Retirement Plan for Employees of Oneida Ltd. dated as of December 11, 2002, and adopted by the Board of Directors on December 11, 2002, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 25, 2003.

10.41 4th Amendment to the Retirement Plan for Employees of Oneida Ltd. dated as of April 8, 2004, and adopted by the Board of Directors on April 8, 2004, which is incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

10.42 Oneida Ltd. Management Annual Incentive Plan Fiscal Year January 2006 Cash Bonus adopted by the Board of Directors on April 5, 2005, which is incorporated by reference to the Registrant's Current Report on Form 8-K dated April 11, 2005.

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



SIGNATURES

CERTIFICATIONS

                          PART I. FINANCIAL INFORMATION
                                   ONEIDA LTD.
                  ITEM 1. CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Thousands of Dollars, except per share data)
                                   (Unaudited)


                                                          For the Three Months Ended        For the Six Months Ended
                                                       July 30, 2005    July 31, 2004    July 30, 2005    July 31, 2004
                                                       -------------    -------------    -------------    -------------
Revenues:
  Net sales.......................................        $78,692          $101,020         $168,429         $211,665
  License fees....................................            603               306            1,089              887
                                                          -------          --------         --------         --------
Total Revenues....................................         79,295           101,326          169,518          212,552
                                                          -------          --------         --------         --------
Cost of sales.....................................         51,408            80,206          109,929          160,460
                                                          -------          --------         --------         --------
Gross margin......................................         27,887            21,120           59,589           52,092
                                                          -------          --------         --------         --------
Operating expenses:
     Selling, distribution and administrative
        expense...................................         25,630            33,567           51,964           66,460
     Restructuring expense (Note 2)...............            835              (137)           1,176             (137)
     Impairment loss on depreciable assets........              -            34,016                -           34,016
     Impairment loss on other assets..............            242             2,700              242            2,700
     (Gain) loss on the sale of fixed assets......            (10)           (4,823)            (445)          (4,837)
                                                          -------          --------         --------         --------
         Total....................................         26,697            65,323           52,937           98,202
                                                          -------          --------         --------         --------
Operating income (loss)...........................          1,190           (44,203)           6,652          (46,110)
Other income......................................         (1,043)           (2,390)          (1,601)         (66,128)
Other expense.....................................            741             1,764            1,302            4,656
Interest expense including amortization of
  deferred financing costs........................          8,023             3,963           15,982            7,733
                                                          -------          --------         --------         --------
(Loss) income before income taxes.................         (6,531)          (47,540)          (9,031)           7,629
Income tax expense (Note 3).......................            233               751            1,033            1,535
                                                          -------          --------         --------         --------
Net (loss) income.................................        $(6,764)         $(48,291)        $(10,064)        $  6,094
                                                          =======          ========         ========         ========
Preferred stock dividends.........................            (32)              (32)             (64)             (64)
Net (loss) income available to common
  shareholders....................................        $(6,796)         $(48,323)        $(10,128)        $  6,030
(Loss) income per share of common stock.
   Net income:
         Basic....................................         $(0.15)           $(2.88)          $(0.22)            $.36
         Diluted..................................         $(0.15)           $(2.88)          $(0.22)            $.36

See notes to consolidated financial statements.

                          PART I. FINANCIAL INFORMATION
                                   ONEIDA LTD.
                       ITEM 1. CONSOLIDATED BALANCE SHEETS
                              (Thousand of Dollars)

                                                                                        Unaudited                Audited
                                                                                         July 30,                Jan. 29,
                                                                                           2005                    2005
                                                                                        ---------                --------
ASSETS
Current assets:
       Cash......................................................                        $  1,368              $  2,064
       Trade accounts receivables, less allowance for doubtful
           accounts of $3,027 and $3,483, respectively...........                          51,893                53,226
       Other accounts and notes receivable.......................                        $  3,376              $  1,398
       Inventories, net of reserves of $10,587 and $22,405,
           respectively (Note 4).................................                          96,581               106,951
       Other current assets......................................                           4,976                 3,789
                                                                                         --------              --------
              Total current assets...............................                         158,194               167,428
Property, plant and equipment, net...............................                          17,568                23,149
Assets held for sale.............................................                           5,610                 1,263
Goodwill.........................................................                         120,563               121,103
Other assets.....................................................                          12,677                15,869
                                                                                         --------              --------
              Total assets.......................................                        $314,612              $328,812
                                                                                         ========              ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Short-term debt...........................................                        $  7,217              $  9,577
       Accounts payable..........................................                          11,902                14,735
       Accrued liabilities.......................................                          28,137                33,651
       Accrued restructuring.....................................                           1,050                   524
       Accrued pension liabilities...............................                          17,307                17,667
       Deferred income taxes.....................................                           1,214                 1,214
       Long term debt classified as current......................                             661                 2,572
                                                                                         --------              --------
              Total current liabilities..........................                          67,488                79,940
Long term debt (Note 6)..........................................                         210,303               204,344
Accrued postretirement liability ................................                           2,716                 2,633
Accrued pension liability........................................                          26,474                24,254
Deferred income taxes............................................                           9,897                 9,087
Other liabilities................................................                          12,330                12,173
                                                                                         --------              --------
              Total liabilities..................................                         329,208               332,431
Commitments and contingencies...................................
Stockholders' (deficit):
Cumulative 6% preferred stock--$25 par value; authorized
    10,000,000 shares, issued 86,036 shares, callable at
    $30 per share respectively...................................                           2,151                 2,151
Common stock--$l.00 par value; authorized 100,000,000 shares,
    issued 47,781,288 shares for both periods....................                          47,781                47,781
Additional paid-in capital.......................................                          84,719                84,719
Retained deficit.................................................                         (94,126)              (84,062)
Accumulated other comprehensive loss.............................                         (33,552)              (32,639)
Less cost of common stock held in treasury; 1,149,364 shares
    for both periods.............................................                         (21,569)              (21,569)
                                                                                         --------              --------
              Total stockholders' (deficit):.....................                         (14,596)               (3,619)
                                                                                         --------              --------
                 Total liabilities and stockholders' (deficit)...                        $314,612              $328,812
                                                                                         ========              ========

See notes to consolidated financial statements.

                          PART I. FINANCIAL INFORMATION
                                   ONEIDA LTD.
       ITEM 1. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE SIX MONTHS ENDED JULY 30, 2005 AND JULY 31, 2004
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                                Accum.
                                                                         Add'l                  Other
                                  Common      Common      Preferred     Paid-in    Retained      Comp.      Treasury
                                  Shares       Stock        Stock       Capital    Earnings    Inc(Loss)      Stock        Total
                                  ------       -----        -----       -------    --------    --------       -----        -----
Balance January 29, 2005......    47,781      $47,781       $2,151     $84,719    $(84,062)   $(32,639)    $(21,569)     $(3,619)

Foreign currency
translation adjustment........         -            -            -           -           -        (913)           -         (913)

Net loss......................         -            -            -           -     (10,064)          -            -      (10,064)
                                  ------      -------       ------     -------    --------    --------     --------     --------
Balance July 30, 2005.........    47,781      $47,781       $2,151     $84,719    $(94,126)   $(33,552)    $(21,569)    $(14,596)
                                  ======      =======       ======     =======    ========    ========     ========     ========






                                                                                                Accum.
                                                                         Add'l                  Other
                                  Common      Common      Preferred     Paid-in    Retained      Comp.      Treasury
                                  Shares       Stock        Stock       Capital    Earnings    Inc(Loss)      Stock        Total
                                  ------       -----        -----       -------    --------    --------       -----        -----
Balance January 31, 2004......    17,883      $17,883       $2,151     $84,561    $(32,933)   $(27,493)    $(21,569)     $22,600

Stock plan activity...........        45           45            -          11           -           -            -           56

Minimum pension liability
adjustment, net of tax benefit
of $0.........................         -            -            -           -           -      (7,825)           -       (7,825)

Foreign currency translation
adjustment....................         -            -            -           -           -        (877)           -         (877)

Net income....................         -            -            -           -       6,094           -            -        6,094
                                  ------      -------       ------     -------    --------    --------     --------      -------
Balance July 31, 2004..........   17,928      $17,928       $2,151     $84,572    $(26,839)   $(36,195)    $(21,569)     $20,048
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

                          PART I. FINANCIAL INFORMATION
                                   ONEIDA LTD.
         ITEM 1. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                             (Thousands of Dollars)



                                                                 Three Months Ended                    Six Months Ended
                                                          July 30, 2005       July 31, 2004    July 30, 2005     July 31, 2004
                                                          -------------       -------------    -------------     -------------
Net (loss) income......................................      $(6,764)           $(48,291)        $(10,064)           $6,094

Foreign currency translation adjustments...............         (212)             (1,925)            (913)             (877)

Other comprehensive (loss), net of tax:
Minimum pension liability adjustments..................            -                  61                -            (7,825)
                                                             -------            --------         --------           -------
Other comprehensive (loss).............................         (212)             (1,864)            (913)           (8,702)
                                                             -------            --------         --------           -------
Comprehensive income (loss)............................      $(6,976)           $(50,155)        $(10,977)          $(2,608)
                                                             =======            ========         ========           =======


See notes to consolidated financial statements.

                          PART I. FINANCIAL INFORMATION
                                   ONEIDA LTD.
                  ITEM 1. CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JULY 30, 2005 AND JULY 31, 2004
                                   (Unaudited)
                                 (In Thousands)


                                                                                               Six months ended
                                                                                       July 30,2005          July 31,2004
                                                                                       ------------          ------------
CASH FLOW PROVIDED BY (USED) FROM OPERATING ACTIVITIES:
  Net income (loss).............................................................           $(10,064)             $  6,094
  Adjustments to reconcile net (loss) income to net cash provided by (used in)
    operating activities:
    Non-cash interest (Payment in Kind).........................................              7,018                     -
    (Gain) on disposal of fixed assets..........................................               (445)               (4,837)
    Depreciation and amortization...............................................              1,265                 4,328
    Deferred income taxes.......................................................               (448)                  798
    Impairment of long lived assets.............................................                  -                34,016
    Impairment of other assets..................................................                242                 2,700
    Inventory write-downs.......................................................                  -                 9,519
    Pension plan amendment (Note 7).............................................                  -                 2,577
    Post retirement health care plan amendment (Note 7).........................                  -               (63,277)
    (Increase) decrease in working capital:
    Receivables.................................................................               (566)               (1,798)
    Inventories.................................................................              9,402                 5,022
    Other current assets........................................................              1,020                   878
    Other assets................................................................              1,018                   851
    Decrease in accounts payable................................................             (2,866)               (8,410)
    Decrease in accrued liabilities.............................................             (2,356)              (12,807)
    Increase (decrease) in other liabilities....................................                985                (4,358)
                                                                                           --------              --------
      Net cash provided by (used in)  operating activities......................              4,205               (28,704)
                                                                                           --------              --------

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchases of properties and equipment.........................................               (783)               (2,906)
  Proceeds from dispositions of properties and equipment........................              1,402                12,760
                                                                                           --------              --------
      Net cash provided by investing activities                                                 619                 9,854
                                                                                           --------              --------
CASH FLOW FROM FINANCING ACTIVITIES:
  Payment of short-term debt....................................................             (2,360)                 (616)
  Payment of long-term debt.....................................................             (2,970)               11,341
      Net cash (used in) provided by financing activities.......................             (5,330)               10,725
                                                                                           --------              --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH.........................................               (190)                 (164)
                                                                                           --------              --------
NET (DECREASE) IN CASH..........................................................               (696)               (8,289)
CASH AT BEGINNING OF YEAR.......................................................              2,064                 9,886
                                                                                           --------              --------
CASH AT END OF PERIOD...........................................................             $1,368                $1,597
                                                                                           ========              ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid during the six months for:
     Interest...................................................................            $14,423                $7,071
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

                          PART I. FINANCIAL INFORMATION
                                   ONEIDA LTD.
               ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Thousands)


1. ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Oneida Ltd. (the "Company,") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended July 30, 2005 are not necessarily indicative of the results that may be expected for the year ending January 28, 2006. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the fiscal year ended January 29, 2005.

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

Application of the fair-value based accounting provision of SFAS 123 results in the following pro forma amounts of net income (loss) and earnings (loss) per share:


                                        (Thousands Except Per Share Amounts)       (Thousands Except Per Share Amounts)
                                             For the Three Months Ended                  For the Six Months Ended
                                            July 30, 2005      July 31, 2004        July 30, 2005         July 31, 2004
                                            -------------      -------------        -------------         -------------
Net income (loss), as reported.....              $(6,764)          $(48,291)           $(10,064)                 $6,094


Deduct: Total stock-based employee
compensation expense determined
under Black-Scholes option pricing
model..............................               (1,445)              (351)             (1,651)                  (948)
                                                  -------              -----             -------                  -----

Pro forma net (loss) income........              $(8,209)          $(48,642)           $(11,715)                 $5,146
                                                 ========          =========           =========                 ======

Earnings (loss) per share:
             As reported: Basic....                $(.15)            $(2.88)              $(.22)                   $.36
                          Diluted..                $(.15)            $(2.88)              $(.22)                   $.36

             Pro forma: Basic......                $(.18)            $(2.90)              $(.25)                   $.31
                        Diluted....                $(.18)            $(2.90)              $(.25)                   $.31

There was no stock based employee compensation expense included in the Consolidated Statement of Operations. In August 2004, the Company underwent a change in control which triggered accelerated vesting of certain unvested employee stock options. During the quarter ended July 30, 2005 the Company re-visited the accounting of its stock option plans and realized that a change in vesting occurred as a result of the August 2004 change in control. The Company determined the impact of the accelerated vesting, taking into consideration the amount of pro-forma expense reported to date, and has reported the remaining vesting cost in the above pro-forma calculation.

Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and requires the VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE's expected losses and/or receives a majority of the entity's expected residual returns, if they occur. In December 2003, the FASB issued FIN 46(R) ("Revised Interpretations") delaying the effective date for certain entities created before February 1, 2003 and making other amendments to clarify the application of the guidance. In adopting FIN 46(R) the Company has evaluated its variable interests to determine whether they are in fact VIE's and secondarily whether the Company was the primary beneficiary of the VIE. This evaluation resulted in a determination that the Company has two VIE's, whereby the Company guarantees minimum purchases. The Company has determined that it is not the primary beneficiary of the VIE. The adoption of this interpretation did not have a material effect on the Company's financial statements.

On March 12, 2004, the Company completed the sale of its Buffalo China manufacturing and decorating facility. The agreement stipulated a purchase commitment of $30,000 over the five-year term. The Company's maximum exposure to loss, as a result of its involvement with the variable interest entity, is the potential loss of $30,000 of product that was guaranteed.

The Company sold its Sherrill, New York manufacturing facility to Sherrill Manufacturing, Inc. on March 22, 2005. The agreement stipulates a purchase commitment of $14,600 over the three year term of the agreement. Additionally, the agreement stipulates that the Company will make lease payments of $550 over the three year term. The Company's maximum exposure to loss as a result of its involvement with the variable interest entity is the loss of future lease space and the potential loss of $14,600 of product that was guaranteed.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005 and the Company will adopt this standard in 2006. The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets--An Amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Non-monetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006, beginning on January 30, 2005. The adoption of SFAS 153 will not have a material effect on the Company's financial statements.


In December 2004, the FASB issued SFAS 123R, "Share-Based Payment." This statement is a revision of SFAS 123, "Accounting for Stock-Based Compensation" and supersedes APB 25, "Accounting for Stock Issued to Employees," and is effective beginning with the first interim or annual reporting period of the Company's first fiscal year beginning after June 15, 2005. SFAS 123R establishes standards on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. SFAS 123R also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The Company has not yet determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.



2. RESTRUCTURING
As a result of substantial manufacturing inefficiencies and negative manufacturing variances, it was determined at the end of the third quarter of fiscal year ended January 31, 2004 to close and sell the following factories:
Buffalo China dinnerware factory and decorating facility in Buffalo NY; dinnerware factory in Juarez, Mexico; flatware factory in Toluca, Mexico; hollowware factory in Shanghai China; and hollowware factory in Vercelli, Italy. The Company continues to market the products primarily manufactured from these sites, using independent suppliers. The Toluca, Mexico; Shanghai, China; and Vercelli, Italy facilities' closings were completed during the fourth quarter of the fiscal year ended January 31, 2004. The Buffalo, NY factory buildings and associated equipment, materials and supplies were sold to Niagara Ceramics Corporation on March 12, 2004. The Buffalo China name and all other active Buffalo China trademarks and logos remain the property of the Company. Niagara Ceramics Corporation became an independent supplier to the Company. The Juarez, Mexico factory sale was completed on April 22, 2004, and the Toluca Mexico factory sale was completed on June 2, 2004. The Niagara Falls, Canada warehouse sale was completed on July 12, 2004 and part of the Vercelli, Italy properties have been sold. The sale of the Shanghai, China facility was completed on March 14, 2005. The Buffalo China warehouse facilities and remaining Vercelli, Italy assets are classified as assets held for sale on the Consolidated Balance Sheet at July 30, 2005. These restructuring plans are intended to reduce costs, increase the Company's liquidity, and better position the Company to compete under the current economic conditions.

On September 9, 2004 the Company announced that it was closing its Sherrill, NY flatware factory due to unsustainably high operating costs that contributed to substantial losses. The Company continues to market the products primarily manufactured from this site using independent suppliers. In the Fall of 2004 approximately 450 employees were notified that their positions would be eliminated as a result of this closure. As of July 30, 2005, all these employee positions had been eliminated. The Company determined it would incur cash costs of approximately $1,250 related to severance, incentive and retention payments to affected factory employees. Cash payments through July 30, 2005 were $1,213.

Under the restructuring plan described above, approximately 1,600 employees were terminated. As of July 30, 2005 1,535 of those terminations have occurred and an additional 65 employees accepted employment with Niagara Ceramics, the purchaser of Buffalo China's manufacturing assets. Termination benefits have been recorded in accordance with contractual agreements or statutory regulations. The Company recognized charges of $1,176 through the first six months ending July 30, 2005 in the consolidated Statement of Operations under the caption "Restructuring Expense". Cash payments and adjustments through the first six months ending
July 30, 2005 under the restructuring were $439 and $211, respectively. Hence, the remaining liability at July 30, 2005 was $1,050.

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

On March 8, 2005, the Company met with Buffalo China Union officials to discuss the potential consolidation of its Buffalo warehouse operations into existing Company facilities in Oneida, New York and elsewhere throughout the United States, and the closure of the Buffalo distribution facility. The Company performed an evaluation in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long Lived Assets", to determine if the Buffalo distribution facilities were subject to a possible impairment loss. Due to the projected cash flow being less than the book value, it was determined that an impairment existed and as a result, an impairment charge of $3,298 was recorded in the consolidated statements of operations under the caption "Impairment loss on depreciable assets" for the fiscal year ended January 29, 2005.

Below is a summary reconciliation of accrued restructuring related charges for the six months ended July 30, 2005:


                                                Balance                                                        Balance
                                           January 29, 2005     Additions     Adjustments      Payments     July 30, 2005
                                           ----------------     ---------     -----------      --------     -------------
Termination benefits and other costs..           $524            $1,176          $(211)         $(439)          $1,050

During the first three months of the current year, the Company recorded restructuring expense of $341. This restructuring expense consists of $552 attributed to the Buffalo China warehouse facility closure, offset by the reversal of $211 of restructuring accruals established at January 31, 2004 for severance attributed to the closure and/or sale of the Buffalo, NY manufacturing facility. During the second quarter ending July 30, 2005 the Company recorded additional restructuring expense of $835. This restructuring expense consists of additional termination benefits attributed to the Buffalo distribution facility closure and termination benefits associated with the down sizing of several International subsidiaries. The Company expects to pay these liabilities by the end of the current fiscal year.


3. INCOME TAXES
The provision for income taxes for the three months ended July 30, 2005 is comprised of $179 of foreign tax benefit related to foreign operations and $412 of domestic deferred tax expense recognized as part of tax deductions taken on indefinite long-lived intangibles. The Company has not recorded any tax benefits relative to Domestic and United Kingdom book losses incurred during the three months ended July 30, 2005 since it is more likely than not that the resulting asset would not be realized. In accordance with the Statement of Financial Accounting Standards (SFAS) No. 109, a full valuation allowance was recorded against the Company's entire net deferred tax assets during the third quarter ended October 2003. The Company continues to provide a full valuation allowance against its domestic net deferred tax assets and the net deferred tax assets of its United Kingdom operation.

During the third fiscal quarter ended October 30, 2004 the Company underwent a change in ownership within the definition of Sec. 382 of the Internal Revenue Code. The pre-change net operating loss carry forward is subject to annual limitation under Sec. 382. The Company had previously placed a valuation allowance against all its net deferred tax assets.

The provision for income taxes for the six months ended July 30, 2005 is comprised of $209 of foreign tax expense related to foreign operations and $824 of domestic deferred tax expense recognized on indefinite long lived intangible assets (these liabilities cannot be used to offset deferred tax assets in determining the amount of valuation allowance needed for the quarter). The Company has not recorded any tax benefits relative to Domestic and United Kingdom book losses incurred during the six months ended July 30, 2005 since it is more likely than not that the resulting asset would not be realized.

The Company will continue to maintain a valuation allowance until sufficient evidence exists to support its reversal.

During the first fiscal quarter ended May 1, 2004, the Company recognized two significant events that impact income tax expense. The Company announced that it was terminating the Oneida Ltd. Retiree Group Medical Plan, resulting in income recognition of $63,277. The inclusion of this income in the first quarter domestic tax calculation produced no tax expense since the deferred tax asset is realized and the valuation allowance previously recognized against that asset is reversed. Also, the Company amended two of its pension plans to freeze benefit accruals, and as a result recognized a charge of $2,577. The inclusion of this charge in the first quarter domestic tax calculation produced no tax benefit because a full valuation allowance is recorded against the deferred tax asset resulting from this item.


The following table summarizes the Company's provision for income taxes and the related effective tax rates:



                                                For the Three Months Ended          For the Six Months Ended
                                               July 30, 2005     July 31, 2004    July 30, 2005    July 31, 2004
                                               -------------     -------------    -------------    -------------
(Loss) income before income taxes.......            $(6,531)         $(47,540)         $(9,031)           $7,629
Expense for income taxes................               (233)             (751)          (1,033)          (1,535)
Effective tax rate......................              (3.6%)            (1.6%)          (11.4%)          (20.1%)



4. INVENTORIES
Inventories by major classification are as follows:

                                                         July 30, 2005            January 29, 2005
                                                         -------------            ----------------
Finished goods..................................               $92,827                    $101,982
Goods in process................................                   461                       1,854
Raw materials and supplies......................                 3,293                       3,115
                                                               -------                    --------
     Total......................................               $96,581                    $106,951
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

The shares used in the calculation of diluted EPS exclude options to purchase shares where the exercise price was greater than the average market price of common shares for the period. Such shares aggregated 792 for both the three and six month periods ending July 30, 2005 and 737 and 1,515 for the three and six months ended July 31, 2004, respectively.

The following is a reconciliation of basic earnings per share to diluted earnings per share for the three months ended July 30, 2005 and July 31, 2004:



                                                    Net        Preferred       Adjusted                       Earnings
                                                  Income         Stock        Net Income        Average        (Loss)
                                                  (Loss)       Dividends       (Loss)           Shares       Per Share
                                                  ------       ---------      ----------        -------      ----------
2005:
Basic earnings (loss) per share..........         $(6,764)         $(32)         $(6,796)         46,632        $(.15)
Effect of stock options..................                                                              -
Diluted earnings (loss) per share........         $(6,764)         $(32)         $(6,796)         46,632        $(.15)


2004:
Basic earnings (loss) per share..........        $(48,291)         $(32)        $(48,323)         16,773       $(2.88)
Effect of stock options..................                                                              -
Diluted earnings (loss) per share........        $(48,291)         $(32)        $(48,323)         16,773       $(2.88)

The following is a reconciliation of basic earnings per share to diluted earnings per share for the six months ended July 30, 2005 and July 31, 2004:


                                                    Net        Preferred       Adjusted                       Earnings
                                                  Income         Stock        Net Income        Average        (Loss)
                                                  (Loss)       Dividends        (Loss)          Shares       Per Share
                                                  ------       ---------      ----------        -------      ----------
2005:
Basic earnings (loss) per share......            $(10,064)         $(64)        $(10,128)         46,632        $(.22)
Effect of stock options..............                                                                  -
Diluted earnings (loss) per share....            $(10,064)         $(64)        $(10,128)         46,632        $(.22)


2004:
Basic earnings (loss) per share......               $6,094         $(64)           $6,030         16,756          $.36
Effect of stock options..............                                                                  -
Diluted earnings (loss) per share....               $6,094         $(64)           $6,030         16,756          $.36


6. DEBT
On August 9, 2004 the Company completed the comprehensive restructuring of the existing indebtedness with its lenders, along with new covenants based upon the current financial projections. The restructuring included the conversion of $30 million of principal amount of debt into an issuance of a total of 29.85 million shares of the common stock of the Company to the individual members of the lender group or their respective nominees. The common shares were issued in blocks proportionate to the amount of debt held by each lender. As of August 9, 2004, these shares of common stock represented approximately 62% of the outstanding shares of common stock of the Company. In addition to the debt to equity conversion, the Company received a new $30 million revolving credit facility from the lenders and restructured the balance of the existing indebtedness into a Tranche A loan of $125 million and a Tranche B loan of approximately $80 million. All the restructured bank debt is secured by a first priority lien over substantially all of the Company's and its domestic subsidiaries' assets. The Tranche A loan will mature on August 9, 2007 and requires amortization of principal based on available cash flow and fixed amortization of $1,500 per quarter beginning in the second year of the Tranche A loan. Interest on the Tranche A loan will accrue at LIBOR (London Inter Bank Offered Rate) plus 6%-8.25% depending on the leverage ratio. The Tranche B loan will mature in 3 1/2 years with no required amortization. Interest on the Tranche B loan will accrue at LIBOR plus 13% with a maximum interest rate of 17%. The Tranche B loan has a Payment in Kind (PIK) option, at the Company's discretion, that permits the compounding of the interest in lieu of payment. During the third and fourth quarters of the fiscal year ended January 29, 2005, and during the first and second quarters of the fiscal year ending January 28, 2006, the Company chose the PIK option and cash interest was not paid on the Tranche B debt. During the six months ended July 30, 2005, the Tranche B loan outstanding increased by $8,078 as a result of the Company exercising the PIK option.

The debt and equity restructuring constituted a change in control of the Company. There were several Company employee benefit plans that contained triggers if a change of control occurred. Such plans were amended to allow the debt and equity transaction without triggering the change in control provisions. In addition, the Shareholder Rights Plan was terminated.

The restructured debt agreement contains several covenants including a maximum total leverage ratio, minimum cash interest coverage ratio, minimum total interest coverage ratio, and minimum consolidated Earnings Before Interest, Taxes, Depreciation, Amortization and Restructuring Expenses (EBITDAR). The Company was in compliance with its covenants as of January 29, 2005, but anticipated violating the covenants at the end of the second quarter of the fiscal year ending January 28, 2006. On April 7, 2005, the Company's lending syndicate approved an amendment to the Company's credit agreement providing less restrictive financial covenants (beginning with the first quarter of the fiscal year ending January 2006), consenting to the sale of certain non-core assets, and authorizing the release of certain proceeds from the assets sold. The revised financial covenants extend through the fiscal year ending January 2007. The Company was in compliance with its covenants for each of the first two quarters of the fiscal year ending January 2006.

Short-term debt consists of the following at July 30, 2005 and January 29, 2005:

                                                              July 30, 2005   January 29, 2005
                                                              -------------   ----------------
Barclay's Bank (United Kingdom).....                                 $5,660             $8,623
Italian IRB.........................                                  1,302                  -
HSBC (Shanghai).....................                                      -                954
NAB (Australia).....................                                    255
                                                                     ------             ------
              Total Short-term debt:                                 $7,217             $9,577
                                                                     ======             ======


The following table is a summary of the long-term debt at July 30, 2005 and January 29, 2005 respectively:


                                                                           Outstanding at     Outstanding at
                                                                            July 30, 2005    January 29, 2005
                                                                            -------------    ----------------
Debt Instrument
---------------
Tranche A - Base Rate, due August 9, 2007.............................          $      -             $  632
Tranche A - LIBOR, due August 9, 2007.................................           115,267            115,000
Tranche B - Base Rate, due February 9, 2008...........................                 -                  -
Tranche B - LIBOR, due February 9, 2008...............................            91,125             82,914
Revolver - LIBOR, due February 9, 2007................................             2,000              5,000
Swingline - Base Rate, due February 9, 2007...........................             1,700                700
Other debt at various interest rates (3.78%-8.50%), due through 2010..               872              2,670
                                                                                --------           --------
                                      Total Debt:                                210,964            206,916
                                      Less Current Portion:                        (661)            (2,572)
                                                                                --------           --------
                                      Long Term Debt:                           $210,303           $204,344
                                                                                ========           ========


At July 30, 2005 and January 29, 2005 the Company had outstanding letters of credit of $17,877 and $18,731, respectively.


7. RETIREMENT BENEFIT PLANS
Pension Plans
The net periodic pension cost for the Company's United States (U.S.) qualified defined benefit plans for the three and six months ended July 30, 2005 and July 31, 2004 includes the following components:


                                                   For the Three Months Ended             For the Six Months Ended
                                               July 30, 2005       July 31, 2004      July 30, 2005     July 31, 2004
                                               -------------       -------------      -------------     -------------
Service cost...............................              $35                 $46                $70               $59
Interest cost..............................            1,104               1,065              2,236             2,010
Expected return on assets..................            (603)               (595)            (1,219)           (1,148)
Net amortization...........................              384                 339                780               630
Curtailment loss...........................                -                  -                 222               320
                                                       -----               -----            -------           -------
          Net periodic pension cost........              920                 855              2,089             1,871
One-time recognition of remaining
prior service cost.........................                -                   -                  -             2,037
One-time charge for QSERP
amendment..................................                -                   -                  -               540
                                                       -----               -----            -------           -------
Total net periodic pension cost............             $920                $855             $2,089            $4,448
                                                       =====               =====            =======           =======

During the first quarter ended April 30, 2005, the Company recognized a curtailment charge of $222 related to the pending closure of the Buffalo, NY distribution facilities.

In March 2005 the Company filed an application with the Internal Revenue Service seeking permission to waive the plan year 2004 minimum funding requirements of $7,811 for the Retirement Plan for Employees of Oneida Ltd. If the waiver is not granted, the Company will be required to make this payment by September 15, 2005. Assuming the waiver is granted, the Company is scheduled to make cash contributions of $4,872 to its U.S. pension plans through January 28, 2006. If the waiver is not approved, the Company is scheduled to contribute the $7,811 related to the 2004 plan year in addition to the $4,872. During the six month period ending July 30, 2005, contributions to the U.S. pension plans were $100.

For the year ended January 29, 2005, the Company disclosed that it is scheduled to make cash contributions of $9,173 to its U.S. pension plans through 2006. Those cash contributions have been adjusted for year ending 2006 to $4,872 based on actual and expected deferrals of first and second quarter U.S. pension plan contributions. The amounts deferred are scheduled to be paid to the plan during the fiscal year ended January 27, 2007.

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

Non-United States Pension Plan
The Company maintains a defined benefit pension plan covering the employees of its U.K. subsidiary. There are no other non-United States defined benefit pension plans. The net periodic pension cost for the non-United States defined benefit plans includes the following components:


                                           For the Three Months Ended       For the Six Months Ended
                                           July 30, 2005   July 31, 2004    July 30, 2005   July 31, 2004
                                           -------------   -------------    -------------   -------------
Service cost..........................                $7           $  74              $14         $    77
Interest cost.........................               111             971              234           1,009
Expected return on plan assets........              (75)           (658)            (158)           (684)
Net amortization......................                23             584               48             607
          Net periodic pension cost...               $66            $971             $138          $1,009
                                                     ===            ====             ====          ======


The Company began recording the U.K. pension plan under SFAS 87 during the third quarter of the fiscal year ended January 29, 2005. The pension plan was not material to the prior year financial statements.

The Company is scheduled to contribute cash contributions of $285 to its non-United States pension plans through January 28, 2006. Through the second fiscal quarter ended July 30, 2005, $138 has been contributed.


8. OPERATIONS BY SEGMENT
The Company has three reportable segments: Foodservice, Consumer and International.

The Company's consumer segment sells directly to a broad base of retail outlets including department stores, mass merchandisers, specialty stores and direct to consumers through the Oneida Home Store network. The Company's foodservice segment sells directly or through distributors to foodservice operations worldwide, including hotels, restaurants, airlines, cruise lines, schools and healthcare facilities. The Company's international segment sells to a variety of distributors, foodservice operations and retail outlets.

The Company evaluates the performance of its segments based on revenue, and reports segment contributions before unallocated manufacturing costs, unallocated selling, distribution and administrative costs, restructuring expense (income), impairment loss on depreciable assets, impairment loss on other assets, gain (loss) on sale of fixed assets, other income, other expense, interest expense and deferred financing costs, and income taxes. The Company does not derive more than 10% of its total revenues from any individual customer, government agency or export sales.

Segment information for the three and six months of 2005 and 2004 were as follows:


                                                         For the Three Months Ended        For the Six Months Ended
                                                         July 30, 2005   July 31, 2004  July 30, 2005    July 31, 2004
                                                         -------------   -------------  -------------    -------------
Revenues
Sales to external customers:
       Foodservice..................................            $36,475       $45,654          $78,916         $96,065
       Consumer.....................................             24,153        36,346           54,082          76,111
       International................................             18,064        19,020           35,431          39,489
                                                                -------      --------         --------        --------
       Total segment revenues.......................             78,692       101,020          168,429         211,665
Reconciling items:
       License revenues.............................                603           306            1,089             887
                                                                -------      --------         --------        --------
Total revenues......................................             79,295       101,326         $169,518        $212,552
                                                                =======      ========         ========        ========

Income (loss) before income taxes
Segment contributions before unallocated costs
       Foodservice..................................              8,749        13,123           19,326          29,417
       Consumer.....................................              2,661         3,700            6,101           8,613
       International................................            (1,218)         (493)          (1,737)         (1,001)
                                                                -------      --------         --------        --------
       Total segment contributions..................             10,192        16,330           23,690          37,029
Unallocated manufacturing costs.....................              (730)      (11,612)            (949)        (20,057)
Unallocated selling, distribution and
administrative costs................................            (7,204)      (17,164)         (15,116)        (31,340)
Restructuring (expense) income......................              (835)           137          (1,176)             137
Impairment loss on depreciable assets...............                  -      (34,016)                -        (34,016)
Impairment loss on other assets.....................              (242)       (2,700)            (242)         (2,700)
Gain (loss) on the sale of fixed assets.............                  9         4,823              445           4,837
Other income........................................              1,043         2,390            1,601          66,128
Other (expense).....................................              (741)       (1,766)          (1,302)         (4,656)
Interest expense and deferred financing costs.......            (8,023)       (3,962)         (15,982)         (7,733)
                                                               --------     ---------         --------        --------
(Loss) income before income taxes...................           $(6,531)     $(47,540)         $(9,031)         $7,629
                                                               ========     =========         ========        ========

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  Six months ended July 30, 2005 compared with
                         the quarter ended July 31, 2004
                                 (In Thousands)


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

Coupled with these plant closures, several strategic acquisitions and supply arrangements have advanced the Company's presence and abilities in the tableware sourcing arena. In 1996, the Company acquired the assets of THC Systems, Inc., a leading importer and marketer of vitreous china and porcelain dinnerware for the Foodservice industry under the Rego tradename. In 1998 the Company acquired the assets of Stanley Rogers & Son, a leading importer and marketer of stainless steel and silverplated flatware to retail customers in Australia and New Zealand, and Westminster China, a leading importer and marketer of porcelain dinnerware to the foodservice, domestic tourism and promotion industries in Australia and New Zealand. In 2000 the Company acquired the assets of Sakura, Inc., a leading marketer of consumer ceramic, porcelain and melamine dinnerware and accessories; all outstanding shares of London-based Viners of Sheffield Limited, the leading marketer of consumer flatware and cookware in the U.K.; and all outstanding shares of Delco International, Ltd., a leading marketer of foodservice tableware to foodservice distributors, chains and airlines. In conjunction with the 2004 sale of the Company's Buffalo, New York dinnerware manufacturing facility, the Company entered into a supply agreement with the purchasers, Niagara Ceramics Corporation, whereby Niagara Ceramics will act as a supplier of foodservice dinnerware. Similarly, the March 2005 sale of the Company's Sherrill, New York flatware manufacturing facility included a supply agreement with the purchaser, Sherrill Manufacturing Inc., whereby Sherrill Manufacturing will act as a supplier of flatware and silverplating services.

The Company believes that this redirection of focus from manufactured to sourced product will help to maintain its ability to compete in the highly competitive tableware industry by permitting it to provide the widest range of products suited to its great variety of customers in the most timely, efficient and cost effective manner.

Three Month Period Ending July 30, 2005 versus July 31, 2004

                                                  For the Three Months Ended
Total Revenues:                            July 30, 2005             July 31, 2004
                                           -------------             -------------
Foodservice                                      $36,475                   $45,654
Consumer                                          24,153                    36,346
International                                     18,064                    19,020
                                                 -------                  --------
Net Sales                                         78,692                   101,020
License Fees                                         603                       306
                                                 -------                  --------
       Total                                     $79,295                  $101,326

Gross Margin                                     $27,887                   $21,120
        % Total Revenue                            35.2%                     20.8%

Operating Expenses                               $26,697                   $65,323
        % Total Revenue                            33.7%                     64.5%

Results of Operations
Consolidated net sales for the three months ended July 30, 2005 decreased by $22,328 (22.1%) as compared to the same period in the prior year.

Foodservice
Net sales of Foodservice Division products during the three months ended July 30, 2005 decreased by $9,179 (20.1%), compared to the corresponding period in the prior year. The financial uncertainty surrounding the Company during the fiscal year ended January 2005 resulted in certain chain restaurants purchasing higher quantities in the second quarter of the prior year as a hedge against potential product flow disruptions. In addition, this also resulted in certain customers opting to dual source their tabletop product requirements which has resulted in lower sales in the second quarter of the current year. Also, sales to airline customers have declined by approximately $1.0 million due to the financial difficulties experienced by the sector. The Company's decision at the end of fiscal year 2005 to discontinue distribution of common glassware products resulted in approximately $1.3 million lower sales in the second quarter of the current year. Finally, foodservice sales volume was also adversely impacted by the direct import strategy of a certain large volume customer in the Company's commodity flatware and dinnerware segments.

Consumer
Net sales of Consumer products decreased by $12,193 (33.6%), compared to the corresponding period in the prior year. On August 28, 2004, substantially all of the assets of the Encore Promotions subsidiary were sold and the Company entered into a licensing agreement with the buyer, Bradshaw International, Inc. Hence, approximately $3,577 of the year-over-year quarterly net sales decline is attributed to the sale of Encore Promotions. Furthermore, 22 unprofitable Oneida Home Stores were closed since the first quarter of the prior fiscal year, accounting for approximately $2,912 of the net sales reduction. Overall, the tabletop retail industry demand is lower in the current quarter compared to last year's second quarter. Also contributing to the reduced sales were temporary shortages in certain product lines, precipitated by delivery issues and late shipments from foreign vendors. In addition, the Company's decision at the end of fiscal year 2005 to discontinue distribution of common glassware products resulted in approximately $177 lower sales in the second quarter of the current year. Finally, revenues have also been adversely impacted by the Company's decisions to withdraw from certain product categories, reduce advertising and promotional activity, and pricing adjustments.

International
Net sales of the International Division declined by $956 (5.0%), as compared to the same period in the prior year. The decrease in net sales was attributed to the European and Latin American markets as a result of softening economies.

Gross Margins
Gross margin for the quarter was $27,887 (or 35.2% as a percentage of total revenue, as compared to $21,120 (20.8%) for the same period in the prior year. The majority of the gross margin improvement was attributed to the March 2005 closure and sale of the Sherrill, NY manufacturing facility (which had generated significant negative variances during the past several years), the outsourcing of manufacturing operations, and a $6.6 million reduction in the write-down of excess and obsolete inventory.

Operating Expenses
Consolidated operating expenses for the quarter were $26,697, compared to $65,323 for the same period in the prior year, a reduction of $38,626. In the second quarter of the prior year the Company booked an impairment charge of $34,016 in connection with the announcement of the closing of the Company's flatware factory in Sherrill, New York. Approximately $500 of the reduction was due to the sale of the Encore Promotions subsidiary on August 28, 2004, with the majority of the remaining expense reduction attributed to the cost reduction programs implemented by the company during the past fiscal year. These actions included reductions in personnel, benefit plan reductions, warehousing and distribution expense reductions, and other selling, general and administrative expense reductions. During the three months ended July 30, 2005, $835 of additional Restructuring Expense was incurred for termination benefits associated with the closure of the Buffalo China warehouse facility and the down sizing of various International locations.

Other Income and Expense
Other Income was $1,043 for the current quarter compared to $2,390 for the same period in the prior year. The decrease is attributed to the prior year's second quarter termination of the Long Term Disability and Oneida Limited Security Plans resulting in the reversal of previously accrued liabilities.

Other Expense was $741 for the current quarter compared to $1,764 for the same period in the prior year. The decrease is primarily the result of a decision in last year's second quarter by the Company to freeze the Supplemental Executive Retirement Plan and the realization of the unamortized prior service costs.

Interest Expense Including Amortization of Deferred Financing Costs
Interest expense, including amortization of deferred financing costs, was $8,023 in the current quarter compared to $3,963 for the same period in the prior year. The increase is primarily due to the higher effective interest rates on the Company's restructured debt. Also contributing to the increased expense is the amortization of deferred financing expenses of $887 associated with the restructured debt.

Income Tax Expense
The provision for income taxes, as a percentage of loss before income taxes was 3.6%, or $233, for the current quarter compared to 1.6% or $751 in the prior year's second quarter. The provision for income taxes for both this year's and last year's quarter is primarily comprised of foreign tax expense related to foreign operations and domestic deferred tax liabilities recognized on indefinite long-lived intangibles. The Company continues to provide a full valuation allowance against its domestic net deferred tax assets and the net deferred tax assets of the United Kingdom operation. The Company has not recorded any tax benefits relative to losses incurred in the current year, since it is more likely than not that the resulting asset would not be realized. The Company will continue to maintain a valuation allowance until sufficient evidence exists to support its reversal.

The following table summarizes the Company's provision for income taxes and the related effective tax rates:

                                               Quarter Ended 7/30/2005    Quarter Ended 7/31/04
                                               -----------------------    ---------------------
Income (loss) before income taxes...........                  $(6,531)                $(47,540)
Provision for income taxes..................                     (233)                    (751)
Effective tax rate..........................                    (3.6%)                   (1.6%)

Six Month Period Ending July 30, 2005 versus July 31, 2004

                                              For the Six Months Ended
                                          July 30, 2005       July 31, 2004
                                          -------------       -------------
Total Revenues:
    Foodservice ......................          $78,916             $96,065
    Consumer .........................           54,082              76,111
    International ....................           35,431              39,489
                                               --------            --------
    Net Sales ........................          168,429             211,665
    License Fees .....................            1,089                 887
                                               --------            --------
        Total ........................         $169,518            $212,552

Gross Margin .........................          $59,589             $52,092
    % Total Revenue ..................            35.2%               24.5%

Operating Expenses ...................          $52,937             $98,202
    % Total Revenue ..................            31.2%               46.2%

Results of Operations
Consolidated net sales for the six months ended July 30, 2005 decreased by $43,236 (20.4%) as compared to the same period in the prior year.

Foodservice
Net sales of Foodservice Division products during the six months ended July 30, 2005 decreased by $17,149 (17.9%), compared to the corresponding period in the prior year. The financial uncertainty surrounding the Company during the fiscal year ended January 2005 resulted in certain chain restaurants purchasing higher quantities in the first six months of the prior year as a hedge against potential product flow disruptions. In addition, this also resulted in certain customers opting to dual source which has resulted in lower sales in the first six months of the current year. Also, sales to airline customers have declined by approximately $1.8 million due to the difficulties experienced by the sector. Finally, the Company's decision at the end of fiscal year 2005 to discontinue distribution of common glassware products resulted in approximately $3.0 million lower sales in the first six months of the current year. Foodservice sales volume was also adversely impacted by the direct import strategy of a certain large volume customer in the Company's commodity flatware and dinnerware segments.

Consumer
Net sales of Consumer products decreased by $22,029 (28.9%), compared to the corresponding period in the prior year. On August 28, 2004, substantially all of the assets of the Encore Promotions subsidiary were sold and the Company entered into a licensing agreement with the buyer, Bradshaw International, Inc. Hence, approximately $9,842 of the year-over-year net sales decline is attributed to the sale of Encore Promotions. Furthermore, 22 unprofitable Oneida Home Stores were closed since the first quarter of the prior fiscal year, accounting for approximately $4,356 of the net sales reduction. Overall, the tabletop retail industry demand is lower in the first six months of the current year as compared to the same period in the prior year. Also contributing to the reduced sales were temporary shortages in certain product lines, precipitated by delivery issues and late shipments from foreign vendors. Finally, the Company's decision at the end of fiscal year 2005 to discontinue distribution of common glassware products resulted in approximately $313 lower sales in the first half of the current year. Revenues have also been adversely impacted by the Company's decisions to withdraw from certain product categories, reduced advertising and promotional activity, and pricing adjustments.

International
Net sales of the International Division declined by $4,058 (10.3%), as compared to the same period in the prior year. The Canadian market accounted for approximately $2.5 million of the reduction, with the remaining decrease in net sales attributed to the European and Latin American markets as a result of a soft economy.

Gross Margins
Gross margin for the six month period ended July 30, 2005 was $59,589 (or 35.2% as a percentage of total revenue), as compared to $52,092 (24.5%) for the same period in the prior year. The majority of the gross margin improvement was attributed to the March 2005 closure and sale of the Sherrill, NY manufacturing facility (which had generated significant negative variances during the past several years), the outsourcing of manufacturing operations, reduction in LIFO valued inventory reserves of $4.5 million and a $9.8 million reduction in inventory write-downs from the prior year.

Operating Expenses
Consolidated operating expenses for the six month period ended July 30, 2005 were $52,937, compared to $98,202 for the same period in the prior year, a reduction of $45,265 million. In the second quarter of the prior year the Company booked an impairment charge of $34,016 in connection with the announcement of the closing of the Company's flatware factory in Sherrill, New York. Approximately $2,135 of the reduction was due to the sale of the Encore Promotions subsidiary on August 28, 2004, with the majority of the remaining expense reduction attributed to the cost reduction programs implemented by the company during the past fiscal year. These actions included reductions in personnel, benefit plan reductions, warehousing and distribution expense reductions, and other selling, general and administrative expense reductions. During the six months ended July 30, 2005, $1,176 of Restructuring Expense was incurred due to the decision to close the Buffalo China warehouse facility which accounted for $760 with the remainder attributable to the down sizing of various International locations.

Other Income and Expense
Other Income was $1,601 for the six months ended July 30, 2005 compared to $66,128 for the same period in the prior year. Other income in the current year was primarily gains on foreign exchange transactions. The decrease from the prior year six month period was the result of a decision made in the prior year to terminate the Oneida Ltd. Retiree Group Medical Plan, the Long Term Disability and the Oneida Limited Security Plans. The plan termination resulted in a one-time benefit of $65,684.

Other Expense was $1,302 for the six months ended July 30, 2005 compared to $4,656 for the same period in the prior year. The decrease is primarily the result of a decision in last year's second quarter by the Company to freeze benefit accruals for two of its Retirement Plans and the Restoration Plan. The plan amendments resulted in plan curtailment charges of $3,565.

Interest Expense Including Amortization of Deferred Financing Costs
Interest expense, including amortization of deferred financing costs, were $15,982 for the six month period ended July 30, 2005 compared to $7,733 for the same period in the prior year. The increase is primarily due to the higher effective interest rates on the Company's restructured debt. Also contributing to the increased expense is the amortization of deferred financing expenses of $1,558 associated with the restructured debt.

Income Tax Expense
The provision for income taxes, as a percentage of loss before income taxes was (11.4%), or $1,033, for the six months ending July 30, 2005 compared to 20.1% or $1,535 for the same period in the prior year. The provision for income taxes for both this year and last year is primarily comprised of foreign tax expense related to foreign operations and domestic deferred tax liabilities recognized on indefinite long-lived intangibles. The Company continues to provide a full valuation allowance against its domestic net deferred tax assets and the net deferred tax assets of the United Kingdom operation. The Company has not recorded any tax benefits relative to losses incurred in the current year, since it is more likely than not that the resulting asset would not be realized. The Company will continue to maintain a valuation allowance until sufficient evidence exists to support its reversal.

The following table summarizes the Company's provision for income taxes and the related effective tax rates:

                                               Six Months Ended 7/30/2005    Six Months Ended 7/31/04
                                               --------------------------   -------------------------
Income (loss) before income taxes...........                     $(9,031)                      $7,629
Provision for income taxes..................                      (1,033)                      (1,535)
Effective tax rate..........................                      (11.4%)                      (20.1%)

Restructuring
On March 22, 2005 the Company sold its last remaining manufacturing facility located in Sherrill, New York to Sherrill Manufacturing Inc. The sale agreement included a supply agreement whereby the Company would purchase minimum quantities of products and services from Sherrill Manufacturing Inc. during a three year period. The sale also included a lease agreement whereby the Company would rent warehouse space from Sherrill Manufacturing Inc. for a two year period.

On March 12, 2005, the Company sold the real property associated with its Shanghai, China facility that was closed in fiscal year 2004.

Finally, on April 12, 2005 the Company announced the closure of its foodservice distribution center located in Buffalo, N.Y. It is anticipated that the distribution center will be closed during the third quarter of the current year.

Liquidity & Financial Resources
Cash provided by operating activities was $4,205 for the six months ended July 30, 2005, compared to cash used of $28,704 for the same period in the prior year. The net cash provided by operating activities for the six months ended July 30, 2005 was primarily due to a decrease in inventory offset by reductions in accounts payable, and accrued liabilities. The changes to working capital were offset by a non-cash positive adjustment to net loss for Payment-In-Kind interest charges.

Cash generated from investing activities was $619 and $9,854 for the six months ended July 30, 2005 and July 31, 2004, respectively. The sale of the Company's Shanghai manufacturing facility generated cash of $852, and the sale of the Sherrill, New York manufacturing facility generated cash of $550 for the six month period ending July 30, 2005. Cash generated for the six months ended July 31, 2004 consisted of $5,517 from the sale of Buffalo China and $7,315 from the sale of facilities located in Mexico, Canada and Italy. Cash used for capital expenditures was $783 and $2,906 for the six months ended July 30, 2005 and July 31, 2004, respectively.

Net cash used by financing activities was $3,710 for the six months ended July 30, 2005 versus cash generated of $10,725 for the six months ended July 31, 2004. During the six months ended July 30, 2005, the Company decreased its outstanding balance on the revolving credit facility.

On August 9, 2004 the Company completed the comprehensive restructuring of the existing indebtedness with its lenders, along with new covenants based upon the current financial projections. The restructuring included the conversion of $30 million of principal amount of debt into an issuance of a total of 29.85 million shares of the common stock of the Company to the individual members of the lender group or their respective nominees. The common shares were issued in blocks proportionate to the amount of debt held by each lender. As of August 9, 2004, these shares of common stock represented approximately 62% of the outstanding shares of common stock of the Company. In addition to the debt to equity conversion, the Company received a new $30 million revolving credit facility from the lenders and restructured the balance of the existing indebtedness into a Tranche A loan of $125 million and a Tranche B loan of approximately $80 million. All the restructured bank debt is secured by a first priority lien over substantially all of the Company's and its domestic subsidiaries' assets. The Tranche A loan will mature on August 9, 2007 and requires amortization of principal based on available cash flow and fixed amortization of $1,500 per quarter beginning in the second year of the Tranche A loan. Interest on the Tranche A loan will accrue at LIBOR (London Inter Bank Offered Rate) plus 6%-8.25% depending on the leverage ratio. The Tranche B loan will mature in 3 1/2 years with no required amortization. Interest on the Tranche B loan will accrue at LIBOR plus 13% with a maximum interest rate of 17%. The Tranche B loan has a Payment in Kind (PIK) option, at the Company's discretion, that permits the compounding of the interest in lieu of payment. During the third and fourth quarters of the fiscal year ended January 29, 2005, and during the first and second quarter of the fiscal year ending January 28, 2006, the Company chose the PIK option and cash interest was not paid on the Tranche B debt. During the first six months ended July 30, 2005, the Tranche B loan outstanding increased by $8,078 as a result of the Company exercising the PIK option.

The debt and equity restructuring constituted a change in control of the Company. There were several Company employee benefit plans that contained triggers if a change of control occurred. Such plans were amended to allow the debt and equity transaction without triggering the change in control provisions. In addition, the Shareholder Rights Plan was terminated.

The restructured debt agreement contains several covenants including a maximum total leverage ratio, minimum cash interest coverage ratio, minimum total interest coverage ratio, and minimum consolidated Earnings Before Interest, Taxes, Depreciation, Amortization and Restructuring Expenses (EBITDAR). The Company was in compliance with its covenants as of January 29, 2005, but anticipated violating the covenants at the end of the second quarter of the fiscal year ending January 28, 2006. On April 7, 2005, the Company's lending syndicate approved an amendment to the Company's credit agreement providing less restrictive financial covenants (beginning with the first quarter of the fiscal year ending January 2006), consenting to the sale of certain non-core assets, and authorizing the release of certain proceeds from the assets sold. The revised financial covenants extend through the fiscal year ending January 2007. The Company was in compliance with its covenants for each of the first two quarters of the fiscal year ending January 2006.

The Company believes that cash from operating activities and available borrowings under the revolving credit agreement, and other short term lines of credit, will be sufficient to fund its operating requirements and capital expenditures over the next twelve months.

Accounting Pronouncements
See Note 1 of the unaudited consolidated financial statements.


ITEM 3.

Quantitative and Qualitative Disclosures About Market Risk
The Company's market risk is impacted by changes in interest rates and foreign currency exchange rates. The Company's United Kingdom subsidiary periodically enters into forward exchange contracts in order to hedge its exposure to foreign exchange risk. The amount of open forward exchange contracts at the end of the fiscal quarter ended July 30, 2005 was $2,719.

The Company's primary market risk is interest rate exposure in the United States. Historically, the Company manages interest rate exposure through a mix of fixed and floating rate debt. The majority of the company's debt is currently at floating rates. Based on floating rate borrowings outstanding at July 30, 2005, a 1% change in the rate would result in a corresponding change in interest expense of $2.2 million.

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

Changes in Internal Controls
Furthermore, there was no change in the Company's internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                     PART II
                                OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 25, 2005, the 2005 Annual Meeting of Shareholders of the Company was held. The following is a brief description of the matters voted upon at the meeting and tabulation of the voting therefore:

Proposal One:  Election of Directors.

                                       Number of Votes
                                       ---------------
Nominee                           For               Abstain
-------                           ---               -------
William C. Langley                38,936,056        238,986
Hugh R. Rovit                     38,922,548        252,494
Christopher H. Smith              38,930,086        244,956
Fred Spivak                       38,937,651        237,391
Terry G. Westbrook                38,943,718        231,324
Nick White                        38,940,671        234,371

Proposal Two: Amendment to the Oneida Ltd. Certificate of Incorporation to reduce the minimum required size of the Board of Directors from nine to five Directors was approved, with 38,812,998 votes cast for, 333,190 votes cast against and 28,854 votes abstained.

Proposal Three: Amendment to the Oneida Ltd. Certificate of Incorporation to increase to 100,000,000 the number of authorized shares of Common Stock was approved, with 34,705,922 votes cast for, 4,420,948 votes cast against and 48,172 votes abstained.

Proposal Four: Amendment to the Oneida Ltd. Certificate of Incorporation to increase to 10,000,000 the number of authorized shares of Series Preferred Stock was approved, with 26,051,117 votes cast for, 5,947,837 votes cast against and 1,604,704 votes abstained.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ONEIDA LTD.
                                          (Registrant)




Date: September 8, 2005              By:  /s/ TERRY G WESTBROOK
                                          ---------------------
                                          Terry G. Westbrook
                                          President and Chief Executive Officer




                                          /s/ ANDREW G. CHURCH
                                          --------------------
                                          Andrew G. Church
                                          Senior Vice President and
                                          Chief Financial Officer