Form 10-Q
period 2005-10-29
ONEIDA LTD
filed 2005-12-08
CIK 74585

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 29, 2005

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of December 7, 2005: 46,631,924

                                   ONEIDA LTD.
                                    FORM 10-Q
                   FOR THE NINE MONTHS ENDED OCTOBER 29, 2005


                                      INDEX


PART I      FINANCIAL INFORMATION

                 ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

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

                 None.

SIGNATURES

CERTIFICATIONS

                          PART I. FINANCIAL INFORMATION
                                   ONEIDA LTD.
                  ITEM 1. CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Thousands of Dollars, except per share data)
                                   (Unaudited)

                                                        For the Three Months Ended  For the Nine Months Ended
                                                           Oct. 29,     Oct. 30,      Oct. 29,     Oct. 30,
                                                             2005         2004          2005         2004
                                                           ---------    ---------    ---------    ---------
Revenues:
  Net sales ............................................   $  88,577    $ 101,273    $ 257,006    $ 312,938
  License fees .........................................         732          951        1,821        1,838
                                                           ---------    ---------    ---------    ---------
Total Revenues .........................................      89,309      102,224      258,827      314,776
                                                           ---------    ---------    ---------    ---------

Cost of sales ..........................................      56,972       75,742      166,901      236,201
                                                           ---------    ---------    ---------    ---------

Gross margin ...........................................      32,337       26,482       91,926       78,575
                                                           ---------    ---------    ---------    ---------

Operating expenses:
     Selling, distribution and administrative
        expense ........................................      23,957       27,591       75,921       94,051
     Restructuring expense (Note 2) ....................       1,194           27        2,370         (110)
     Impairment loss on depreciable assets .............        --           --           --         34,016
     Impairment loss on other assets ...................       4,233       15,473        4,475       18,173
     (Gain) loss on the sale of fixed assets ...........          (4)         157         (449)      (4,680)
                                                           ---------    ---------    ---------    ---------
          Total ........................................      29,380       43,248       82,317      141,450
                                                           ---------    ---------    ---------    ---------

Operating income (loss) ................................       2,957      (16,766)       9,609      (62,875)

Other income ...........................................        (467)        --         (2,068)     (66,123)
Other expense ..........................................         712          612        2,014        5,265
Interest expense including amortization of
  deferred financing costs .............................       8,206        7,190       24,188       14,923
                                                           ---------    ---------    ---------    ---------

(Loss) before income taxes .............................      (5,494)     (24,568)     (14,525)     (16,940)
Income tax expense (benefit) (Note 3) ..................         525         (719)       1,557          815
                                                           ---------    ---------    ---------    ---------
Net (loss) .............................................   $  (6,019)   $ (23,849)   $ (16,082)   $ (17,755)
                                                           =========    =========    =========    =========

Preferred stock dividends ..............................         (32)         (32)         (97)         (97)
Net (loss) available to common shareholders.............   $  (6,051)   $ (23,881)   $ (16,179)   $ (17,852)
                                                           =========    =========    =========    =========

(Loss) per share of common stock........................
 Net loss:
          Basic ........................................   $   (0.13)   $   (.57)    $   (0.35)   $    (.71)
          Diluted ......................................   $   (0.13)   $   (.57)    $   (0.35)   $    (.71)



See notes to consolidated financial statements.

                          PART I. FINANCIAL INFORMATION
                                   ONEIDA LTD.
                       ITEM 1. CONSOLIDATED BALANCE SHEETS
                              (Thousand of Dollars)




                                                                              Unaudited    Audited
                                                                               Oct. 29,    Jan. 29,
                                                                                 2005        2005
                                                                              ---------    --------
ASSETS
Current assets:
       Cash ...............................................................   $     814    $   2,064
       Trade accounts receivables, less allowance for doubtful
           accounts of $2,069 and $3,483, respectively ....................      55,428       53,226
       Other accounts and notes receivable ................................       2,665        1,398
       Inventories, net of reserves of $8,307 and $22,405,
        respectively (Note 4) .............................................     102,127      106,951
       Other current assets ...............................................       5,391        3,789
                                                                              ---------    ---------
              Total current assets ........................................     166,425      167,428
Property, plant and equipment, net ........................................      18,292       23,149
Assets held for sale ......................................................       5,605        1,263
Goodwill ..................................................................     116,228      121,103
Other assets ..............................................................       8,045       15,869
                                                                              ---------    ---------
              Total assets ................................................   $ 314,595    $ 328,812
                                                                              =========    =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
       Short-term debt ....................................................   $   7,758    $   9,577
       Accounts payable ...................................................      13,049       14,735
       Accrued liabilities ................................................      27,066       33,651
       Accrued restructuring ..............................................       1,311          524
       Accrued pension liabilities ........................................      18,076       17,667
       Deferred income taxes ..............................................       1,214        1,214
       Long term debt classified as current ...............................       5,220        2,572
                                                                              ---------    ---------
              Total current liabilities ...................................      73,634       79,940
Long term debt (Note 6) ...................................................     212,992      204,344
Accrued postretirement liability ..........................................       2,654        2,633
Accrued pension liability .................................................      23,778       24,254
Deferred income taxes .....................................................      10,298        9,087
Other liabilities .........................................................      11,971       12,173
                                                                              ---------    ---------
              Total liabilities ...........................................     335,327      332,431
Commitments and contingencies
Stockholders' (deficit):
Cumulative 6% preferred stock--$25 par value; authorized 10,000,000 shares, issued 86,036 shares, callable at $30 per share
       respectively .......................................................       2,151        2,151
Common stock--$l.00 par value; authorized 100,000,000 shares,
       issued 47,781,288 shares for both periods ..........................      47,781       47,781
Additional paid-in capital ................................................      84,719       84,719
Retained deficit ..........................................................    (100,144)     (84,062)
Accumulated other comprehensive loss ......................................     (33,670)     (32,639)
Less cost of common stock held in treasury; 1,149,364 shares
         for both periods .................................................     (21,569)     (21,569)
                                                                              ---------    ---------
              Total stockholders' (deficit): ..............................     (20,732)      (3,619)
                                                                              ---------    ---------
                   Total liabilities and stockholders' (deficit) ..........   $ 314,595    $ 328,812
                                                                              =========    =========




See notes to consolidated financial statements.

                          PART I. FINANCIAL INFORMATION
                                   ONEIDA LTD.
       ITEM 1. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         FOR THE NINE MONTHS ENDED OCTOBER 29, 2005 AND OCTOBER 30, 2004
                             (Thousands of Dollars)
                                   (Unaudited)


                                                                                                Accum.
                                                                        Add'l                   Other
                                   Common      Common     Preferred    Paid-in    Retained      Comp.      Treasury
                                   Shares       Stock       Stock      Capital     Deficit    Inc(Loss)      Stock       Total
                                   ------       -----       -----      -------     -------    ---------      -----       -----
Balance January 29, 2005........    47,781      $47,781     $2,151     $84,719    $(84,062)   $(32,639)    $(21,569)    $(3,619)

Foreign currency translation
   adjustment..................       --           --         --          --          --        (1,031)        --        (1,031)

Net loss.......................       --          --          --          --       (16,082)       --           --       (16,082)
                                    ------      -------     ------     -------   ---------    --------     --------    --------

Balance October 29, 2005.......     47,781      $47,781     $2,151     $84,719   $(100,144)   $(33,670)    $(21,569)   $(20,732)
                                    ======      =======     ======     =======   =========    ========     ========    ========




                                                                                                 Accum.
                                                                         Add'l                   Other
                                    Common      Common     Preferred    Paid-in    Retained      Comp.      Treasury
                                    Shares       Stock       Stock      Capital     Deficit    Inc(Loss)      Stock       Total
                                    ------       -----       -----      -------     -------    ---------      -----       -----
Balance January 31, 2004.......     17,883      $17,883     $2,151     $84,561    $(32,933)   $(27,493)    $(21,569)     $22,600

Common Stock issuance
related to restructured
debt...........................     29,853       29,853       --           147        --          --           --         30,000

Stock plan activity............         45           45       --            11        --          --           --             56
                                                                                                          -

Minimum pension liability
adjustment, net of tax benefit
of $0..........................       --           --         --          --          --        (7,825)        --         (7,825)

Foreign currency translation
adjustment.....................       --           --         --          --          --            86         --             86

Net (loss).....................       --           --         --          --     (17,755)                      --        (17,755)
                                    ------      -------     ------     -------     -------    ---------    --------      -------

Balance October 30, 2004.......     47,781      $47,781     $2,151     $84,719    $(50,688)   $(35,232)    $(21,569)     $27,162
                                    ======      =======     ======     =======    =========   =========    =========     =======





See notes to consolidated financial statements.

                          PART I. FINANCIAL INFORMATION
                                   ONEIDA LTD.
         ITEM 1. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                             (Thousands of Dollars)


                                                                  Three Months Ended                 Nine Months Ended
                                                          Oct. 29, 2005       Oct. 30, 2004    Oct. 29, 2005     Oct. 30, 2004
                                                          -------------       -------------    -------------     -------------
Net (loss) .......................................            $(6,019)           $(23,849)        $(16,082)         $(17,755)
Foreign currency translation
adjustments.......................................               (118)                963           (1,031)               86
Other comprehensive (loss), net of tax:
Minimum pension liability adjustments.............                  -                   -                -            (7,825)
                                                              -------            --------         --------          --------
Other comprehensive income (loss).................               (118)                963           (1,031)           (7,739)
                                                              -------            --------         --------          --------
Comprehensive (loss)..............................            $(6,137)           $(22,886)        $(17,113)         $(25,494)
                                                              =======            ========         ========          ========


See notes to consolidated financial statements.

                          PART I. FINANCIAL INFORMATION
                                   ONEIDA LTD.
                  ITEM 1. CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED OCTOBER 29, 2005 AND OCTOBER 30, 2004
                                   (Unaudited)
                                 (In Thousands)


                                                                                               Nine months ended
                                                                                      Oct. 29, 2005        Oct. 30, 2004
                                                                                      -------------        -------------
CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net (loss) ................................................................              $(16,082)            $(17,755)
  Adjustments to reconcile net (loss) income to net cash provided by (used in)
    operating activities:
    Non-cash interest (Payment in Kind) .....................................                10,872                2,651
    (Gain) on disposal of fixed assets ......................................                  (449)              (4,680)
    Depreciation and amortization ...........................................                 1,779                6,994
    Deferred income taxes ...................................................                   (35)                 143
    Impairment of long lived assets .........................................                   242               34,016
    Impairment of other assets ..............................................                 4,233               18,173
    Accrued restructuring ...................................................                     -               (6,477)
    Inventory write-downs ...................................................                     -                9,607
    Pension plan amendment (Note 7) .........................................                     -                2,577
    Post retirement health care plan amendment (Note 7) .....................                     -              (61,973)
    (Increase) decrease in working capital:
    Receivables .............................................................                (3,792)              (2,708)
    Inventories .............................................................                 3,676                5,566
    Other current assets ....................................................                (1,664)               1,382
    Other assets ............................................................                 7,903              (10,229)
    Decrease in accounts payable ............................................                (1,252)              (3,181)
    Decrease in accrued liabilities .........................................                (1,560)              (4,165)
    Pension plan contributions ..............................................                (2,918)              (4,324)
    Increase (decrease) in other liabilities ................................                    23               (5,638)
                                                                                           --------             --------
      Net cash provided by (used in) operating activities ...................                   976              (40,021)
                                                                                           --------             --------
CASH FLOW FROM INVESTING ACTIVITIES:
    Purchases of properties and equipment ...................................                (2,036)              (3,381)
    Proceeds from dispositions of properties and equipment ..................                 1,408               13,565
                                                                                           --------             --------
      Net cash (used in) provided by investing activities ...................                  (628)              10,184
                                                                                           --------             --------
CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock ..................................                     -                   56
    Proceeds from short-term debt ...........................................                     -                1,850
    Proceeds from long-term debt ............................................                   424               20,872
    Payment of short-term debt ..............................................                (1,819)                   -
                                                                                           --------             --------
      Net cash (used in) provided by financing activities ...................                (1,395)              22,778
                                                                                           --------             --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH .....................................                  (203)                 (47)
                                                                                           --------             --------
NET (DECREASE) IN CASH ......................................................                (1,250)              (7,106)
CASH AT BEGINNING OF YEAR ...................................................                 2,064                9,886
                                                                                           --------             --------
CASH AT END OF PERIOD .......................................................              $    814             $  2,780
                                                                                           ========             ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Non-cash issuance of common stock .......................................                     -             $ 30,000
                                                                                           ========             ========
    Cash paid during the nine months for:
    Interest ................................................................              $ 11,194             $  9,933
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

                          PART I. FINANCIAL INFORMATION
                                   ONEIDA LTD.
               ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Thousands)


1. ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Oneida Ltd. (the "Company,") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended October 29, 2005 are not necessarily indicative of the results that may be expected for the year ending January 28, 2006. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the fiscal year ended January 29, 2005.

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

Application of the fair-value based accounting provision of SFAS 123 results in the following pro forma amounts of net income (loss) and earnings (loss) per share:


                                           (Thousands Except Per Share Amounts)      (Thousands Except Per Share Amounts)
                                                For the Three Months Ended                 For the Nine Months Ended
                                            Oct. 29, 2005         Oct. 30, 2004       Oct. 29, 2005         Oct. 30, 2004
                                            -------------         -------------       -------------         -------------
Net income (loss), as reported.....              $(6,019)             $(23,849)           $(16,082)             $(17,755)
Deduct: Total stock-based employee
compensation expense determined
under Black-Scholes option pricing
model .............................                   (5)               (2,115)                (15)               (3,063)
                                                 -------              --------            --------              --------
Pro forma net (loss) income........              $(6,024)             $(25,964)           $(16,097)             $(20,818)
                                                 =======              ========            ========              ========
Earnings (loss) per share:
   As reported: Basic..............                $(.13)                $(.57)              $(.35)                $(.71)
                Diluted............                $(.13)                $(.57)              $(.35)                $(.71)

   Pro forma:   Basic..............                $(.13)                $(.62)              $(.35)                $(.83)
                Diluted............                $(.13)                $(.62)              $(.35)                $(.83)

There was no stock based employee compensation expense included in the Consolidated Statement of Operations. In August 2004, the Company underwent a change in control in connection with its financial restructuring that triggered accelerated vesting of certain unvested employee stock options. During the quarter ended July 30, 2005 the Company reviewed the accounting for its stock option plans and determined that a change in vesting occurred as a result of the August 2004 change in control. The Company determined the impact of the accelerated vesting, taking into consideration the amount of pro-forma expense reported to date, and has restated the prior years pro-forma calculation to include those remaining vesting costs that would have been reported at the October 30, 2004 balance sheet date. The effect on the prior year pro-forma calculation was a deduction of $1,641 and $1,641, respectively, for the three and nine months ended October 30, 2004. The related per share amounts was $.04 and $.06 for the three and nine months ended October 30, 2004.

Goodwill Impairment

During the quarter ended October 29, 2005, the Company performed its annual testing for the impairment of goodwill and intangible assets under the provisions of FAS 142. Under FAS 142, goodwill is tested under a two step approach. The first step requires the determination of the fair value of the reporting unit compared to the book value of that reporting unit. If the book value exceeds the fair value, a second step impairment test is required to measure the amount of impairment. The fair value of the Operations was determined through a combination of discounted cash flows and market comparables. Due to a decline in the United Kingdom operation's operating profits and cash flows greater than expected during the first and second quarters of 2005, the earnings forecast for the next five years was revised and, as such, in October 2005 a goodwill impairment loss of $4,233 was recognized. During the third quarter of the prior year a comparable charge of $15,473 based on similar circumstances surrounding the United Kingdom operations was recorded, these charges are reflected in the statement of operations under the caption "Impairment loss on other assets".


Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and requires the VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE's expected losses and/or receives a majority of the entity's expected residual returns, if they occur. In December 2003, the FASB issued FIN 46(R) ("Revised Interpretations") delaying the effective date for certain entities created before February 1, 2003 and making other amendments to clarify the application of the guidance. In adopting FIN 46(R) the Company has evaluated its variable interests to determine whether they are in fact VIE's and secondarily whether the Company was the primary beneficiary of the VIE. This evaluation resulted in a determination that the Company has two VIE's, whereby the Company guarantees minimum purchases. The Company has determined that it is not the primary beneficiary in either of the VIE's. The adoption of this interpretation did not have a material effect on the Company's financial statements.

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets-An Amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions. SFAS 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Non-monetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal years beginning after June 15, 2005. The Company will adopt this standard in 2006. The adoption of SFAS 153 will not have a material effect on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB 25, "Accounting for Stock Issued to Employees," and is effective beginning with the first interim or annual reporting period of the Company's first fiscal year beginning after June 15, 2005. SFAS 123R establishes standards on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. SFAS 123R also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The Company has not yet determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

2. RESTRUCTURING

As a result of substantial manufacturing inefficiencies and negative manufacturing variances, it was determined at the end of the third quarter of fiscal year ended January 31, 2004 to close and sell the following factories:
Buffalo China dinnerware factory and decorating facility in Buffalo NY; dinnerware factory in Juarez, Mexico; flatware factory in Toluca, Mexico; hollowware factory in Shanghai, China; and hollowware factory in Vercelli, Italy. The Company continues to market the products primarily manufactured from these sites, using independent suppliers. The Toluca, Mexico; Shanghai, China; and Vercelli, Italy facilities' closings were completed during the fourth quarter of the fiscal year ended January 31, 2004. The Buffalo, NY factory buildings and associated equipment, materials and supplies were sold to Niagara Ceramics Corporation on March 12, 2004. The Buffalo China name and all other active Buffalo China trademarks and logos remain the property of the Company. Niagara Ceramics Corporation became an independent supplier to the Company. The Juarez, Mexico factory sale was completed on April 22, 2004, and the Toluca Mexico factory sale was completed on June 2, 2004. The Niagara Falls, Canada warehouse sale was completed on July 12, 2004 and part of the Vercelli, Italy properties have been sold. The sale of the Shanghai, China facility was completed on March 14, 2005. The Buffalo China warehouse facilities and remaining Vercelli, Italy assets are classified as assets held for sale on the Consolidated Balance Sheet at October 29, 2005. This restructuring is intended to reduce costs, increase the Company's liquidity, and better position the Company to compete under the current economic conditions.

On September 9, 2004 the Company announced that it was closing its Sherrill, NY flatware factory due to unsustainably high operating costs that contributed to substantial losses. The Company continues to market the products primarily manufactured from this site using independent suppliers. In the fall of 2004 approximately 450 employees were notified that their positions would be eliminated as a result of this closure. As of October 29, 2005, all these employee positions have been eliminated. The Company determined it would incur cash costs of approximately $1,250 related to severance, incentive and retention payments to affected factory employees. Cash payments through October 29, 2005 were $1,245.

Under the restructuring plans described above, approximately 1,600 employees were terminated. As of October 29, 2005, 1,535 of those terminations have occurred and an additional 65 employees accepted employment with Niagara Ceramics, the purchaser of Buffalo China's manufacturing assets. Termination benefits have been recorded in accordance with contractual agreements or statutory regulations. The Company recognized charges of $2,581 through the first nine months ending October 29, 2005 in the consolidated Statement of Operations under the caption "Restructuring Expense". Cash payments and adjustments through the first nine months ending October 29, 2005 under the restructuring were $1,583 and $211, respectively. The remaining liability at October 29, 2005 was $1,311.

As a result of the restructuring, the number of employees accumulating benefits under the Company's defined benefit plans has been reduced significantly.

Below is a summary reconciliation of accrued restructuring related charges for the nine months ended October 29, 2005:

                                                Balance                                                        Balance
                                           January 29, 2005     Additions     Adjustments      Payments     Oct. 29, 2005
                                           ----------------     ---------     -----------      --------     -------------
Termination benefits and other costs             $524            $2,581          $(211)        $(1,583)         $1,311

During the first three months of the current fiscal year, the Company recorded restructuring expense of $341. This restructuring expense consists of $552 attributed to the Buffalo China warehouse facility closure, offset by the reversal of $211 of restructuring accruals established at January 31, 2004 for severance attributed to the closure and/or sale of the Buffalo, NY manufacturing facility. During the second quarter ending July 30, 2005, the Company recorded additional restructuring expense of $835. This restructuring expense consists of additional termination benefits attributed to the Buffalo distribution facility closure and termination benefits associated with the down sizing of several International subsidiaries. During the third quarter ending October 29, 2005, the Company recorded additional restructuring expenses of $1,194. The additional expense consists of $607 loss on a non-cancelable operating lease. The Company ceased using the property in the third quarter and accelerated the fair value of the remaining lease payments in accordance with Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." During the current quarter the Company incurred restructuring fees of $502 for professional services. The remaining restructuring expense of $85 is related to additional termination benefits attributed to the downsizing of several International subsidiaries. The Company expects to pay these liabilities by the end of the current fiscal year.

As described above, since the Company's restructuring activities began at the end of the third quarter of fiscal year ended January 31, 2004, approximately 1,600 employees left the Company, which constitutes a curtailment of both the pension and postretirement plans. A curtailment is defined as an event that significantly reduces the expected years of future service of active plan participants. Curtailment accounting requires immediate recognition of actuarial gains and losses and prior service costs related to those employees that would otherwise have been recognized in the future over the future lives of the related employees. The headcount reductions resulted in curtailment losses of $2,863 and $383 in the pension plan and curtailment gains of $122 and $556 in the postretirement plan for the fiscal years ended January 29, 2005 and January 31, 2004, respectively. As a result of the announcement on March 8, 2005, regarding the closure of the Buffalo China warehouse facilities and the headcount reductions associated with the closure, the Company recorded an additional curtailment loss of $222 in other expense on the Consolidated Statement of Operations for the fiscal quarter ended April 30, 2005.

In conjunction with the announcement on September 9, 2004 that the Company was closing its Sherrill flatware factory, the Company performed an evaluation in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long Lived Assets", to determine if the manufacturing facilities assets were subject to a possible impairment loss. Due to the projected cash flow being less than the book value, it was determined that an impairment existed and as a result, an impairment charge of $34,016 was recorded as a charge in the consolidated statements of operations under the caption "Impairment loss on depreciable assets" for the fiscal year ended January 29, 2005.

On March 12, 2005, the Company announced the consolidation of its Buffalo warehouse operations into existing Company facilities in Oneida, New York and elsewhere throughout the United States, and the closure of the Buffalo distribution facility. The Company performed an evaluation in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long Lived Assets", to determine if the Buffalo distribution facilities were subject to a possible impairment loss. Due to the projected cash flow being less than the book value, it was determined that an impairment existed and as a result, an impairment charge of $3,298 was recorded in the fourth quarter consolidated statements of operations under the caption "Impairment loss on depreciable assets" for the fiscal year ended January 29, 2005. The Company ceased use of the warehouse property during the third quarter of the current fiscal year, and therefore recorded an adjustment to accelerate recording of the fair value of the remaining lease payments in accordance with Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This adjustment amounted to an additional expense of $607 relating to the non-cancelable operating lease.

3. INCOME TAXES

The provision for income taxes for the three months ended October 29, 2005, is comprised of $113 of foreign tax expense related to foreign operations and $412 of domestic deferred tax expense recognized as part of tax deductions taken on indefinite long-lived intangibles. The Company has not recorded any tax benefits relative to Domestic and United Kingdom book losses incurred during the three months ended October 29, 2005 since it is more likely than not that the resulting asset would not be realized. In accordance with the Statement of Financial Accounting Standards (SFAS) No. 109, a full valuation allowance was recorded against the Company's entire net deferred tax assets during the third quarter ended October 2003. The Company continues to provide a full valuation allowance against its domestic net deferred tax assets and the net deferred tax assets of its United Kingdom operation.

During the third fiscal quarter ended October 30, 2004, the Company underwent a change in ownership within the definition of Sec. 382 of the Internal Revenue Code. The pre-change net operating loss carry forward is subject to annual limitation under Sec. 382. The Company had previously placed a valuation allowance against all its net deferred tax assets.

The provision for income taxes for the nine months ended October 29, 2005 is comprised of $321 of foreign tax expense related to foreign operations and $1,236 of domestic deferred tax expense recognized on indefinite long lived intangibles (these liabilities cannot be used to offset deferred tax assets in determining the amount of valuation allowance needed for the quarter). The Company has not recorded any tax benefits relative to Domestic and United Kingdom book losses incurred during the nine months ended October 29, 2005 since it is more likely than not that the resulting asset would not be realized.

The Company will continue to maintain a valuation allowance until sufficient evidence exists to support its reversal.

During the first fiscal quarter ended May 1, 2004, the Company recognized two significant events that impact income tax expense. The Company announced that it was terminating the Oneida Ltd. Retiree Group Medical Plan, resulting in income recognition of $61,973. The inclusion of this income in the first quarter of fiscal year 2005 domestic tax calculation produced no tax expense since the deferred tax asset is realized and the valuation allowance previously recognized against that asset is reversed. Also, the Company amended two of its pension plans to freeze benefit accruals, and as a result recognized a charge of $2,577. The inclusion of this charge in the first quarter domestic tax calculation produced no tax benefit because a full valuation allowance is recorded against the deferred tax asset resulting from this item.

The following table summarizes the Company's provision for income taxes and the related effective tax rates:


                                                  For the Three Months Ended        For the Nine Months Ended
                                               Oct. 29, 2005     Oct. 30, 2004    Oct. 29, 2005    Oct. 30, 2004
                                               -------------     -------------    -------------    -------------
(Loss) income before income taxes.........          $(5,494)         $(24,568)        $(14,525)        $(16,940)
Expense (benefit) for income taxes........              525              (719)           1,557              815
Effective tax rate........................             (9.6%)             2.9%           (10.7%)           (4.8%)

4. INVENTORIES

Inventories by major classification are as follows:

                                                                   Oct. 29, 2005               Jan. 29, 2005
                                                                   -------------               -------------
Finished goods............................................              $ 98,372                    $101,982
Goods in process..........................................                   730                       1,854
Raw materials and supplies................................                 3,025                       3,115
                                                                        --------                    --------
Total.....................................................              $102,127                    $106,951
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

The shares used in the calculation of diluted EPS exclude options to purchase shares where the exercise price was greater than the average market price of common shares for the period. Such shares aggregated 792 for both the three and nine month periods ending October 29, 2005 and 745 for both the three and nine months ended October 30, 2004, respectively.

The following is a reconciliation of basic earnings per share to diluted earnings per share for the three months ended October 29, 2005 and October 30, 2004:

                                                          Net         Preferred      Adjusted                     Earnings
                                                        Income          Stock       Net Income       Average       (Loss)
                                                        (Loss)        Dividends       (Loss)         Shares       Per Share
                                                     ------------   ------------   ------------   -----------   ------------
2005:
Basic earnings (loss) per share ..................     $ (6,019)        $(32)       $ (6,051)        46,632        $(.13)

Effect of stock options ..........................                                                       --

Diluted earnings (loss) per share ................     $ (6,019)        $(32)       $ (6,051)        46,632        $(.13)


2004:
Basic earnings (loss) per share ..................     $(23,849)        $(32)       $(23,881)        41,656        $(.57)

Effect of stock options ..........................                                                       --

Diluted earnings (loss) per share ................     $(23,849)        $(32)       $(23,881)        41,656        $(.57)

The following is a reconciliation of basic earnings per share to diluted earnings per share for the nine months ended October 29, 2005 and October 30, 2004:

                                                         Net          Preferred      Adjusted                    Earnings
                                                        Income          Stock       Net Income       Average      (Loss)
                                                        (Loss)        Dividends       (Loss)         Shares      Per Share
                                                     ------------   ------------   ------------   -----------   ------------
2005:
Basic earnings (loss) per share ..................     $(16,082)       $(97)         $(16,179)       46,632        $(.35)

Effect of stock options ..........................                                                      --

Diluted earnings (loss) per share ................     $(16,082)       $(97)         $(16,179)       46,632        $(.35)


2004:
Basic earnings (loss) per share ..................     $(17,755)       $(97)         $(17,852)       25,056        $(.71)

Effect of stock options ..........................                                                      --

Diluted earnings (loss) per share ................     $(17,755)       $(97)         $(17,852)       25,056        $(.71)



6. DEBT

On August 9, 2004, the Company completed a comprehensive restructuring of its existing indebtedness with its lenders, including new covenants based upon the then current financial projections. The restructuring included the conversion of $30 million of principal amount of debt into an issuance of a total of 29.85 million shares of common stock of the Company to the individual members of the lender group or their respective nominees. The common shares were issued in blocks proportionate to the amount of debt held by each lender. As of August 9, 2004, these shares of common stock represented approximately 62% of the outstanding shares of common stock of the Company. In addition to the debt to equity conversion, the Company received a new $30 million revolving credit facility from the lenders and restructured the balance of the existing indebtedness into a Tranche A loan of $125 million and a Tranche B loan of approximately $80 million. All the restructured bank debt is secured by a first priority lien over substantially all of the Company's and its domestic subsidiaries' assets. The Tranche A loan will mature on August 9, 2007 and requires amortization of principal based on available cash flow and fixed amortization of $1,500 per quarter beginning in the first quarter of the fiscal year ended January 2007. As of October 29, 2005, $4,500 of long-term debt has been reclassified to current, based on the quarterly principal payment becoming due over the next twelve months. Interest on the Tranche A loan will accrue at LIBOR (London Inter Bank Offered Rate) plus 6% to 8.25% depending on the leverage ratio. The Tranche B loan will mature in February 2008 with no required amortization. Interest on the Tranche B loan will accrue at LIBOR plus 13% with a maximum interest rate of 17%. The Tranche B loan has a Payment in Kind (PIK) option, at the Company's discretion, that permits the compounding of the interest in lieu of payment. During the third and fourth quarters of the fiscal year ended January 29, 2005, and during the first three quarters of the fiscal year ending January 28, 2006, the Company chose the PIK option and cash interest was not paid on the Tranche B debt. During the nine months ended October 29, 2005, the Tranche B loan outstanding increased by

$10,744 as a result of the Company exercising the PIK option. Beginning in the first quarter of the fiscal year ended January 2007, the Company will be required to begin paying 30% of the Tranche B interest obligation in cash.

The debt and equity restructuring constituted a change in control of the Company. There were several Company employee benefit plans that contained triggers if a change of control occurred. Such plans were amended to allow the debt and equity transaction without triggering the change in control provisions. In addition, the Shareholder Rights Plan was terminated.

The restructured debt agreement contains several covenants including a maximum total leverage ratio, minimum cash interest coverage ratio, minimum total interest coverage ratio, and minimum consolidated Earnings Before Interest, Taxes, Depreciation, Amortization and Restructuring Expenses (EBITDAR). The Company was in compliance with its covenants as of January 29, 2005, but anticipated violating the covenants at the end of the second quarter of the fiscal year ending January 28, 2006. On April 7, 2005, the Company's lending syndicate approved an amendment to the Company's credit agreement providing less restrictive financial covenants (beginning with the first quarter of the fiscal year ending January 2006), consenting to the sale of certain non-core assets, and authorizing the release of certain proceeds from the assets sold. The revised financial covenants extend through the fiscal year ending January 2007. The Company was in compliance with its covenants for each of the first three quarters of the fiscal year ending January 2006.



Short-term debt consists of the following at October 29, 2005 and January 29, 2005:

                                                                            Oct. 29, 2005   January 29, 2005
                                                                            -------------   ----------------
Barclay's Bank (United Kingdom) ......................................         $5,091            $8,623
Italian IRB ..........................................................          1,294              --
HSBC (Shanghai) ......................................................           --                 954
NAB (Australia) ......................................................          1,373
                                                                               ------            ------
              Total Short-term debt: .................................         $7,758            $9,577
                                                                               ======            ======

The following table is a summary of the long-term debt at October 29, 2005 and January 29, 2005 respectively:

                                                                           Outstanding at     Outstanding at
                                                                            Oct. 29, 2005    January 29, 2005
                                                                           --------------    ----------------
Debt Instrument
Tranche A - Base Rate, due August 9, 2007 ............................       $   --              $    632
Tranche A - LIBOR, due August 9, 2007 ................................        115,267             115,000
Tranche B - LIBOR, due February 9, 2008 ..............................         93,790              82,914
Revolver - LIBOR, due February 9, 2007 ...............................           --                 5,000
Revolver - Base Rate, due February 9, 2007 ...........................          5,000
Swingline - Base Rate, due February 9, 2007 ..........................          3,000                 700
Other debt at various interest rates (3.78%-8.50%), due through 2010 .          1,155               2,670
                                                                             --------            --------
                       Total Debt: ...................................        218,212             206,916
                       Less Current Portion: .........................         (5,220)             (2,572)
                                                                             --------            --------
                       Long Term Debt: ...............................       $212,992            $204,344
                                                                             ========            ========

For the quarter ended October 29, 2005, the Company had outstanding trade and stand-by letters of credit in the amounts of $6,871 and $11,195, respectively. Domestic trade letters of credit outstanding of $2,982 are to be reimbursed by the revolving credit facility while foreign trade letters of credit outstanding of $3,889 are to be reimbursed by existing working capital facilities. Of the $11,195 stand-by letters of credit, $10,951 were issued under a separate arrangement with Bank of America in favor of the Worker's Compensation Board, State of New York. The Company's reimbursement obligation under stand-by letters of credit provided by Bank of America are secured by the same collateral granted in favor of the Tranche A Debt on a pari passu basis. For the year ended January 29, 2005, the Company had outstanding trade and stand-by letters of credit in the amounts of $5,480 and $13,251, respectively.

7. RETIREMENT BENEFIT PLANS

Pension Plans

The net periodic pension cost for the Company's United States (U.S.) qualified defined benefit plans for the three and nine months ended October 29, 2005 and October 30, 2004 includes the following components:

                                                        For the Three Months Ended              For the Nine Months Ended
                                                        Oct. 29, 2005       Oct. 30, 2004       Oct. 29, 2005       Oct. 30, 2004
                                                        -------------       -------------       -------------       -------------
Service cost .....................................         $   35              $   59              $  105              $  118
Interest cost ....................................          1,173               1,235               3,409               3,245
Expected return on assets ........................           (632)               (705)             (1,851)             (1,853)
Net amortization .................................            413                 381               1,193               1,013
Curtailment loss .................................           --                  --                   222                 320
                                                           ------              ------              ------              ------
     Net periodic pension cost ...................            989                 970               3,078               2,843
One-time recognition of remaining
prior service cost ...............................           --                  --                  --                 2,037
One-time charge for QSERP
amendment ........................................           --                  --                  --                   540
                                                           ------              ------              ------              ------
Total net periodic pension cost ..................         $  989              $  970              $3,078              $5,420
                                                           ======              ======              ======              ======


During the first quarter ended April 30, 2005, the Company recognized a curtailment charge of $222 related to the closure of the Buffalo, NY distribution facilities.

On September 30, 2005 the IRS approved the Company's request for a waiver of the 2004 minimum pension contributions for the Retirement Plan for the Employees of Oneida Ltd (the Plan). The amount waived was $7,811 plus interest and is to be paid by the Company into the Plan over the next four years, beginning with the fiscal year ending January 2007. The waiver was granted by the IRS with the following conditions; (i) the Company is required to remit the Plan year 2005 quarterly contributions that are due October 15, 2005 and January 15, 2006, (ii) the Company is required to make the contributions to the Plan that were deferred during the first quarter ended April 30, 2005 of $2,053 and the second quarter ended July 30, 2005 of $2,053 by September 15, 2006 and (iii) the Company must provide collateral acceptable for the full amount of the waiver to the Pension Benefit Guarantee Corporation (PBGC) within 120 days of approval of the waiver. The Company is currently in discussions with the PBGC on the collateral matter and therefore a resolution has not yet been reached. The Company made its scheduled contributions to the plans of $2,819 (including $2,053, $217,and $549 for the Oneida Ltd, Buffalo China Salary and the Buffalo China Hourly plans, respectively) on October 15, 2005.

Based on the waivers and deferrals received and current actuarial assumptions related to its three domestic defined benefit pension plans, the Company is scheduled to make total contributions of $4,972 for the fiscal year ended January 28, 2006 (including $2,053 due January 15, 2006); $17,894 for the fiscal year ended January 27, 2007 and $20,760 thereafter. These funding estimates are based on the actuarial results of the January 1, 2004 census data for each plan and the provisions of the plan and assumptions at that time. The Company expects funding estimates may change as more recent funding valuations are completed.

During the third fiscal quarter ended October 29, 2005, the Company terminated the retiree medical benefits from the Buffalo China Health Plan, resulting in settlement income recognition of $116.

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

Non-United States Pension Plan
The Company maintains a defined benefit pension plan covering the employees of its U.K. subsidiary. There are no other non-United States defined benefit pension plans. The net periodic pension cost for the non-United States defined benefit plans includes the following components:

                                                           For the Three Months Ended             For the Nine Months Ended
                                                        Oct. 29, 2005       Oct. 30, 2004       Oct. 29, 2005       Oct. 30, 2004
                                                        -------------       -------------       -------------       -------------
Service cost .....................................          $  6                $ 22                $ 20                $   99
Interest cost ....................................           106                 283                 339                 1,292

Expected return on plan assets ...................                (71)               (192)               (229)               (876)
Net amortization .................................                 22                 170                  70                 777
                                                     ----------------    ----------------    ----------------    ----------------

          Net periodic pension cost ..............   $             63    $            283    $            200    $          1,292
                                                     ================    ================    ================    ================


The Company began recording the U.K. pension plan under SFAS 87 during the third quarter of the fiscal year ended January 29, 2005. The pension plan was not material to the prior year financial statements.

The Company is scheduled to contribute cash contributions of $285 to its non-United States pension plans through January 28, 2006. Through the third fiscal quarter ended October 29, 2005, $209 has been contributed.


8. OPERATIONS BY SEGMENT
Beginning in fiscal 2006, the Company began evaluating its domestic Foodservice and Consumer segments, including the financial results of its Canadian subsidiary. The Company decided to view its domestic operations on a North American basis, due to similar sales and distribution channels in the region, thereby including the financial results of the Canadian operation in both the Foodservice and Consumer segments. The prior year segment disclosures have been restated to reflect this change. The change in segment reporting has no effect on reported earnings.

The Company's Consumer segment sells directly to a broad base of retail outlets, including department stores, mass merchandisers, specialty stores and direct to consumers through the Oneida Outlet Store network. The Company's Foodservice segment sells directly or through distributors to foodservice operations worldwide, including hotels, restaurants, airlines, cruise lines, schools and healthcare facilities. The Company's International segment sells to a variety of distributors, foodservice operators and retail outlets.

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



Segment information for the three and nine months of 2005 and 2004 were as follows:

                                                            For the Three Months Ended              For the Nine Months Ended
                                                         Oct. 29, 2005      Oct. 30, 2004       Oct. 29, 2005       Oct. 30, 2004
                                                         -------------      -------------       -------------       -------------
Revenues
Sales to external customers:
       Foodservice ...............................   $         38,838    $         46,718    $        122,964    $        148,320
       Consumer ..................................             35,767              38,934              92,157             118,613
       International .............................             13,972              15,621              41,885              46,005
                                                     ----------------    ----------------    ----------------    ----------------
       Total segment revenues ....................             88,577             101,273             257,006             312,938

Reconciling items:
       License revenues ..........................                732                 951               1,821               1,838
                                                     ----------------    ----------------    ----------------    ----------------
Total revenues ...................................             89,309             102,224             258,827             314,776


Income (loss) before income taxes
Segment contributions before unallocated costs
       Foodservice ...............................              9,485               8,956              30,502              29,337
       Consumer ..................................              6,828               4,508              13,476              11,035
       International .............................                374              (1,362)             (1,729)             (5,027)
                                                     ----------------    ----------------    ----------------    ----------------

       Total segment contributions ...............             16,687              12,102              42,249              35,345

Unallocated manufacturing costs ..................                (87)             (5,873)             (1,693)            (22,624)
Unallocated selling, distribution and
administrative costs .............................             (8,220)             (7,338)            (24,551)            (28,197)
Restructuring (expense) income ...................             (1,194)                (27)             (2,370)                110
Impairment loss on depreciable assets ............               --                  --                  --               (34,016)
Impairment loss on other assets ..................             (4,233)            (15,473)             (4,475)            (18,173)
Gain (loss) on the sale of fixed assets ..........                  4                (157)                449               4,680
Other income .....................................                467                --                 2,068              66,123
Other (expense) ..................................               (712)               (612)             (2,014)             (5,265)
Interest expense and deferred financing costs ....             (8,206)             (7,190)            (24,188)            (14,923)
                                                     ----------------    ----------------    ----------------    ----------------
(Loss)  before income taxes ......................   $         (5,494)   $        (24,568)   $        (14,525)   $        (16,940)
                                                     ================    ================    ================    ================



9. OTHER MATTERS

For the quarter ended October 29, 2005 the Company reduced the allowance for doubtful accounts by $661 reflecting the overall improvement in account collectability and refined its calculation of the allowance. Also the Company recorded a reduction in its accrual for incentive compensation of $585 based on current projections for the year.

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   OF FINANCIAL CONDITION AND RESULTS OF
                          OPERATIONS Three and Nine Month periods ended October 29, 2005 compared with the Corresponding periods ended October 30, 2004
                                 (In Thousands)


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

Executive Summary

Since its inception, Oneida Ltd. has designed and marketed tableware - initially silverplated and, later, sterling and stainless steel flatware. By acquiring subsidiaries, entering into strategic distribution agreements, granting licensing arrangements and expanding its own tableware lines, the Company has diversified into the design and distribution of other tableware, kitchenware and gift items, most notably china dinnerware, silverplated and stainless steel holloware, crystal and glass stemware, barware and giftware, cookware, cutlery and kitchen utensils and gadgets. This diversification has permitted the Company to progress toward its goal of becoming a "total tabletop" supplier.

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

Coupled with these plant closures, several strategic acquisitions and supply arrangements have advanced the Company's presence and capabilities in the tableware sourcing arena. In 1996, the Company acquired the assets of THC Systems, Inc., a leading importer and marketer of vitreous china and porcelain dinnerware for the Foodservice industry under the Rego tradename. In 1998 the Company acquired the assets of Stanley Rogers & Son, a leading importer and marketer of stainless steel and silverplated flatware to retail customers in Australia and New Zealand, and Westminster China, a leading importer and marketer of porcelain dinnerware to the foodservice, domestic tourism and promotion industries in Australia and New Zealand. In 2000 the Company acquired the assets of Sakura, Inc., a leading marketer of consumer ceramic, porcelain and melamine dinnerware and accessories; all outstanding shares of London-based Viners of Sheffield Limited, the leading marketer of consumer flatware and cookware in the U.K.; and all outstanding shares of Delco International, Ltd., a leading marketer of foodservice tableware to foodservice distributors, chains and airlines. In conjunction with the 2004 sale of the Company's Buffalo, New York dinnerware manufacturing facility, the Company entered into a supply agreement with the purchasers, Niagara Ceramics Corporation, whereby Niagara Ceramics will act as a supplier of foodservice dinnerware. Similarly, the March 2005 sale of the Company's Sherrill, New York flatware manufacturing facility included a supply agreement with the purchaser, Sherrill Manufacturing Inc., whereby Sherrill Manufacturing will act as a supplier of flatware and silverplating services.

The Company believes that this redirection of focus from manufactured to sourced product will help to maintain its ability to compete in the highly competitive tableware industry by permitting it to provide the widest range of products suited to its great variety of customers in the most timely, efficient and cost effective manner.

Three Month Period Ending October 29, 2005 versus October 30, 2004


-----------------------------------------------------------------------------------
                                                  For the Three Months Ended
-----------------------------------------------------------------------------------
Total Revenues:                         October 29, 2005          October 30, 2004
                                        ----------------          ----------------
-----------------------------------------------------------------------------------
Foodservice                                      $38,838                   $46,718
-----------------------------------------------------------------------------------
Consumer                                          35,767                    38,934
-----------------------------------------------------------------------------------
International                                     13,972                    15,621
Net Sales                                         ------                    ------
License Fees
-----------------------------------------------------------------------------------
                                                  88,577                   101,273
-----------------------------------------------------------------------------------
                                                     732                       951
                                                  ------                   -------
-----------------------------------------------------------------------------------
       Total                                     $89,309                  $102,224
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
Gross Margin                                     $32,337                   $26,482
-----------------------------------------------------------------------------------
        % Total Revenue                            36.2%                     25.9%
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
Operating Expenses                               $29,380                   $43,248
-----------------------------------------------------------------------------------
        % Total Revenue                            33.9%                     42.3%
-----------------------------------------------------------------------------------

Results of Operations
Consolidated net sales for the three months ended October 29, 2005 decreased by $12,696 (12.5%) as compared to the same period in the prior year.

Foodservice
Net sales of Foodservice products during the three months ended October 29, 2005 decreased by $7,880 (16.9%), compared to the corresponding period in the prior year. The decline in sales is attributed to reduced demand from equipment & supply distributors, chain restaurants, and the airline industry of approximately $3,100, $2,100 and $1,500, respectively, including the impact of the Company's decision to discontinue distribution of common glassware products. The financial uncertainty surrounding the Company during the fiscal year ended January 2005 resulted in certain customers opting to dual source their tabletop product requirements which has resulted in lower sales in the third quarter of the current year. Finally, foodservice sales volume was also adversely impacted by the direct import strategy of certain large volume customers in the Company's commodity flatware and dinnerware segments.

Consumer
Net sales of Consumer products decreased by $3,167 (8.1%), compared to the corresponding period in the prior year. On August 28, 2004, substantially all of the assets of the Encore Promotions subsidiary were sold and the Company entered into a licensing agreement with the buyer, Bradshaw International, Inc. and as a result, approximately $2,083 of the year-over-year quarterly net sales decline is attributed to the sale of Encore Promotions. Furthermore, 23 unprofitable Oneida Home Stores were closed since the third quarter of the prior fiscal year, accounting for approximately $2,408 of the net sales reduction. Partially offsetting some of the sales decline in the three months ended October 29, 2005 was an increase in sales of dinnerware products to mid-tier retailers. Finally, contributing to the reduced sales were temporary shortages in certain product lines, precipitated by delivery issues and late shipments from foreign vendors and the Company's decision to withdraw from certain product categories and reduce advertising expenditures and promotional activity.

International
Net sales of the International Division declined by $1,649 (10.6%), as compared to the same period in the prior year, primarily attributed to the United Kingdom operation as well as the Australian and Mexican operations. The decrease in sales in Australia and the United Kingdom was impacted by the change in the Company's crystal product supplier. The decrease in net sales in Mexico was associated with the damage that the hurricanes caused in the Latin America resort areas.

Gross Margins
Gross margin for the quarter was $32,337 (or 36.2% as a percentage of total revenue), as compared to $26,482 (25.9%) for the same period in the prior year. The majority of the gross margin improvement was attributed to the March 2005 closure and sale of the Sherrill, NY manufacturing facility (which had generated significant negative variances during the past several years), the 100% outsourcing of manufacturing operations, reduction in LIFO valued inventory reserves of $200 and a $200 increase in inventory write-downs compared to the prior year's corresponding three month period.

Operating Expenses
Consolidated operating expenses for the quarter were $29,380, compared to $43,248 for the same period in the prior year, a reduction of $13,868. Selling distribution and administrative expenses decreased $3,634 reflecting the impact of the decline in revenues and the implementation of the Company's cost reduction programs initiated in 2004. During the current quarter, restructuring expenses of $1,194 were recorded associated with a non-cancelable operating lease for the Buffalo China warehouse and restructuring related professional fees. Also, during the third quarter the Company performed its annual testing of goodwill and intangible assets under the provisions of FAS 142. The results of the testing performed resulted in a goodwill impairment charge attributed to the United Kingdom operation of $4,233 as compared to a similar charge of $15,473 for the same period in the prior year. Finally, approximately $219 of the reduction was due to the sale of the Encore Promotions subsidiary on August 28, 2004.

Other Income and Expense
Other Income was $467 for the current quarter compared to $0 for the same period in the prior year. Other income in the current year includes $116 of settlement income recognized as a result of the termination of the Buffalo China Post Retirement Health Plan and gains on foreign exchange transaction with the Company's International business units.

Other Expense was $712 for the current quarter compared to $612 for the same period in the prior year. Other expense primarily consists of losses on foreign exchange transactions with the Company's International business units.

Interest Expense Including Amortization of Deferred Financing Costs
Interest expense, including amortization of deferred financing costs, was $8,206 in the current quarter compared to $7,190 for the same period in the prior year. The increase is primarily due to the higher effective interest rates on the Company's restructured debt. Also contributing to the increased expense is the amortization of deferred financing expenses of $564 associated with the restructured debt.

Income Tax Expense
The provision for income taxes, as a percentage of loss before income taxes was (9.6%), or $525, for the current quarter compared to 2.9% or $719 in the prior year's third quarter. The provision for income taxes for both this year's and last year's quarter is primarily comprised of foreign tax expense related to foreign operations and domestic deferred tax liabilities recognized on indefinite long-lived intangibles. The Company continues to provide a full valuation allowance against its domestic net deferred tax assets and the net deferred tax assets of the United Kingdom operation. The Company has not recorded any tax benefits relative to losses incurred in the current year, since it is more likely than not that the resulting asset would not be realized. The Company will continue to maintain a valuation allowance until sufficient evidence exists to support its reversal.

The following table summarizes the Company's provision for income taxes and the related effective tax rates:

-------------------------------------------------------------------------------------------------------
                                                   Quarter Ended 10/29/2005       Quarter Ended 10/30/04
-------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
Income (loss) before income taxes...........                       $(5,494)                    $(24,568)
-------------------------------------------------------------------------------------------------------
Provision for income taxes..................                           525                         (719)
-------------------------------------------------------------------------------------------------------
Effective tax rate..........................                          (9.6%)                        2.9%
-------------------------------------------------------------------------------------------------------

Nine Month Period Ending October 29, 2005 versus October 30, 2004

 ----------------------------------------------------------------------------------------------------------
                                                                             For the Nine Months Ended
 ----------------------------------------------------------------------------------------------------------
                                                                 October 29, 2005         October 30, 2004
                                                                 ----------------         ----------------
 ---------------------------------------------------------------------------------------------------------
 Total Revenues:
 ---------------------------------------------------------------------------------------------------------
   Foodservice...................................................        $122,964                $ 148,320
 ---------------------------------------------------------------------------------------------------------
   Consumer......................................................          92,157                  118,613
 ---------------------------------------------------------------------------------------------------------
   International.................................................          41,885                   46,005
                                                                           ------                   ------
 ---------------------------------------------------------------------------------------------------------
   Net Sales.....................................................         257,006                  312,938
 ---------------------------------------------------------------------------------------------------------
   License Fees..................................................           1,821                    1,838
                                                                            -----                    -----
 ---------------------------------------------------------------------------------------------------------
     Total.......................................................        $258,827                 $314,776
 ---------------------------------------------------------------------------------------------------------

 ---------------------------------------------------------------------------------------------------------
 Gross Margin....................................................         $91,926                  $78,575
 ---------------------------------------------------------------------------------------------------------
   % Total Revenue...............................................           35.5%                    25.0%
 ---------------------------------------------------------------------------------------------------------

 ---------------------------------------------------------------------------------------------------------
 Operating Expenses..............................................         $82,317                $ 141,450
 ---------------------------------------------------------------------------------------------------------
   % Total Revenue...............................................           31.8%                    44.9%
 ---------------------------------------------------------------------------------------------------------

Results of Operations
Consolidated net sales for the nine months ended October 29, 2005 decreased by $55,932 (17.9%) as compared to the same period in the prior year. The decline in sales has been impacted by the Company's decision to discontinue the sale of glassware products, the sale of Encore Promotions, the closure of unprofitable home stores and adverse reaction by certain of the Company's customers to the financial uncertainties surrounding the Company in the prior year, resulting in certain customers opting to dual source their tabletop product requirements.

Foodservice
Net sales of Foodservice Division products during the nine months ended October 29, 2005 decreased by $25,356 (17.1%), compared to the corresponding period in the prior year. The decline in sales is attributed to reduced demand from equipment & supply distributors, chain restaurants, and the airline industry of approximately $12,200, $9,300, and $3,200, respectively, including the impact of the Company's decision to discontinue distribution of common glassware products. The financial uncertainty surrounding the Company during the fiscal year ended January 2005 resulted in certain chain restaurants purchasing higher quantities in the first nine months of the prior year as a hedge against potential product flow disruptions. In addition, this also resulted in certain customers opting to dual source which has resulted in lower sales in the first nine months of the current year. Foodservice sales volume was also adversely impacted by the direct import strategy of certain large volume customers in the Company's commodity flatware and dinnerware segments.

Consumer
Net sales of Consumer products decreased by $26,456 (22.3%), compared to the corresponding period in the prior year. On August 28, 2004, substantially all of the assets of the Encore Promotions subsidiary were sold and the Company entered into a licensing agreement with the buyer, Bradshaw International, Inc. and as a result, approximately $11,690 of the year-over-year net sales decline is attributed to the sale of Encore Promotions. Furthermore, 23 unprofitable Oneida Home Stores were closed since the third quarter of the prior fiscal year, accounting for approximately $6,369 of the net sales reduction. Other factors contributing to the reduced sales were temporary shortages in certain product lines, precipitated by delivery issues and late shipments from foreign vendors. The Company's customer rationalization process conducted at the end of fiscal year 2005 resulted in a sales decrease of approximately $1,900. Partially offsetting some of the sales decline in the nine months ended October 29, 2005 was an increase in sales of dinnerware products to mid-tier retailers. Finally, revenues have also been adversely impacted by the Company's decisions to withdraw from certain product categories and reduce advertising expenditures and promotional activity, and pricing adjustments.

International
Net sales of the International Division declined by $4,120 (8.9%), as compared to the same period in the prior year, primarily attributed to the Mexico and United Kingdom operations, as well as the Australian operation. The decrease in sales in Australia and the United Kingdom was impacted by the change in the Company's crystal product supplier.. Mexico sales volume was adversely impacted by the direct import strategy of certain large volume customers in the Company's commodity flatware and dinnerware segments, as well as the damage caused by the hurricanes in the region.


Gross Margins
Gross margin for the nine month period ended October 29, 2005 was $91,926 (or 35.5% as a percentage of total revenue), as compared to $78,575 (25.0%) for the same period in the prior year. The majority of the gross margin improvement was attributed to the March 2005 closure and sale of the Sherrill, NY manufacturing facility (which had generated significant negative variances during the past several years), the 100% outsourcing of manufacturing operations, reduction in LIFO valued inventory reserves of $4,700, and a $9,600 reduction in inventory write-downs from the prior year.

Operating Expenses
Consolidated operating expenses for the nine month period ended October 29, 2005 were $82,317, compared to $141,450 for the same period in the prior year, a reduction of $59,133. Selling distribution and administrative expenses decreased $18,180 reflecting a decline in net sales and the impact of the Company's cost reduction programs initiated in 2004 which included the sale of Encore Promotions on August 28, 2004. During the nine months ended October 29, 2005 restructuring expenses of $2,370 were recorded associated with severance payments, the recording of a non-cancelable operating lease for the Buffalo China warehouse and restructuring related professional fees. During the third quarter the Company performed its annual testing of goodwill and intangible assets under the provisions of FAS 142.

The results of the testing performed resulted in a goodwill impairment charge attributed to the United Kingdom operation of $4,233 for the nine months ended October 29, 2005 as compared to a similar charge of $15,473 for the same period in the prior year. In the third quarter of the prior year the Company recorded an impairment charge of $34,016 in connection with the announcement of the closing of the Company's flatware factory in Sherrill, New York. Finally, the Company recorded an impairment charge to the barter credits of $242 for the nine months ended October 29, 2005, compared to a similar charge of $2,700 for the same period in the prior year.

Other Income and Expense
Other Income was $2,068 for the nine months ended October 29, 2005, compared to $66,123 for the same period in the prior year. Other income in the current year includes $116 of settlement income recognized from the termination of the Buffalo China Post Retirement Health Plan and gains on foreign exchange transactions with the Company's International business units. The decrease in other income from the prior year nine month period resulted from the decision made in the prior year to terminate the Oneida Ltd. Retiree Group Medical Plan, the Long Term Disability and the Oneida Limited Security Plans. These plan terminations resulted in a one-time benefit of $65,684.

Other Expense was $2,014 for the nine months ended October 29, 2005 compared to $5,265 for the same period in the prior year. Other expense for the current year primarily consists of loss on foreign exchange transactions with the Company's International business units. The decrease is primarily the result of a decision in last year's second quarter by the Company to freeze benefit accruals for two of its Retirement Plans and the Restoration Plan. The plan amendments resulted in plan curtailment charges of $3,565.

Interest Expense Including Amortization of Deferred Financing Costs
Interest expense, including amortization of deferred financing costs, was $24,188 for the nine month period ended October 29, 2005 compared to $14,923 for the same period in the prior year. The increase is primarily due to the higher effective interest rates on the Company's restructured debt. Also contributing to the increased expense is the amortization of deferred financing expenses of $2,122 associated with the restructured debt.

Income Tax Expense
The provision for income taxes, as a percentage of loss before income taxes was (10.7%), or $1,557, for the nine months ending October 29, 2005 compared to (4.8%) or $815 for the same period in the prior year. The provision for income taxes for both this year and last year is primarily comprised of foreign tax expense related to foreign operations and domestic deferred tax liabilities recognized on indefinite long-lived intangibles. The Company continues to provide a full valuation allowance against its domestic net deferred tax assets and the net deferred tax assets of the United Kingdom operation. The Company has not recorded any tax benefits relative to losses incurred in the current year, since it is more likely than not that the resulting asset would not be realized. The Company will continue to maintain a valuation allowance until sufficient evidence exists to support its reversal.

The following table summarizes the Company's provision for income taxes and the related effective tax rates:

--------------------------------------------- ------------------------------ -----------------------------
                                                          Nine Months Ended             Nine Months Ended
                                                                  0/29/2005                      10/30/04
--------------------------------------------- ------------------------------ -----------------------------
--------------------------------------------- ------------------------------ -----------------------------
Income (loss) before income taxes...........                      $(14,525)                     $(16,940)
--------------------------------------------- ------------------------------ -----------------------------
Provision for income taxes..................                          1,557                           815
--------------------------------------------- ------------------------------ -----------------------------
Effective tax rate..........................                        (10.7%)                        (4.8%)
--------------------------------------------- ------------------------------ -----------------------------

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

Finally, on April 12, 2005 the Company announced the closure of its foodservice distribution center located in Buffalo, New York. The distribution center was closed during the third quarter of the current year.

Goodwill Impairment
During the quarter ended October 29, 2005, the Company performed its annual testing for the impairment of goodwill and intangible assets under the provisions of FAS 142. Under FAS 142, goodwill is tested under a two step approach. The first step requires the determination of the fair value of the reporting unit compared to the book value of that reporting unit. If the book value exceeds the fair value, a second step impairment test is required to measure the amount of impairment. The fair value of the Operations was determined through a combination of discounted cash flows and market comparables. Due to a decline in the United Kingdom operation's operating profits and cash flows during the first and second quarters of 2005, that was greater than expected the earnings forecast for the next five years was revised and, as such, in October 2005 a goodwill impairment loss of $4,233 was recognized in the statement of operations under the caption "Impairment loss on other assets".

Other Matters
For the quarter ended October 29, 2005 the Company reduced the allowance for doubtful accounts by $661 reflecting the overall improvement in account collectability and refined its calculation of the allowance. Also the Company recorded a reduction in its accrual for incentive compensation of $585 based on current projections for the year.



Liquidity & Financial Resources
Cash provided by operating activities was $976 for the nine months ended October 29, 2005, compared to cash used of $42,672 for the same period in the prior year. The net cash provided by operating activities for the nine months ended October 29, 2005 was primarily due to a decrease in inventory and other assets, which included $4,000 of restricted cash released from escrow by the Company's lenders related to the August 2004 sale of Encore Promotions. These increases were offset by reductions in accounts payable and accrued liabilities. During the nine months ended October 29, 2005, non-cash interest attributed to the Company's PIK (Payment in Kind) option on its Tranche B debt amounted to $10,872. The Company made $2,918 of payments to its various pension plans during the three month period ended October 29, 2005. Based on current actuarial assumptions related to its three domestic defined benefit pension plans, the Company is scheduled to make total contributions of $4,972 for the fiscal year ended January 28, 2006 (including $2,053 due January 15, 2006); $17,894 for the fiscal year ended January 27, 2007 and $20,760 thereafter. These funding estimates are based on the actuarial results of the January 1, 2004 census data for each plan and the provisions of the plan and assumptions at that time. The Company expects funding estimates to change as more recent funding valuations are completed.


Cash used from investing activities was $628 for the nine months ended October 29, 2005, compared to cash provided of $10,184 for the same period in the prior year. The sale of the Company's Shanghai manufacturing facility generated cash of $852, and the sale of the Sherrill, New York manufacturing facility generated cash of $550 during the nine month period ending October 29, 2005. Cash generated for the nine months ended October 31, 2004 consisted of $5,517 from the sale of Buffalo China and $8,048 from the sale of facilities located in Mexico, Canada and Italy. Capital expenditures were $2,036 and $3,381 for the nine months ended October 29, 2005 and October 30, 2004, respectively.

Net cash used by financing activities was $1,395 for the nine months ended October 29, 2005 versus cash provided of $25,429 for the nine months ended October 29, 2004. Cash provided during the prior year was primarily a result of the Company's restructuring of indebtedness. During the nine months ended October 29, 2005, the Company used cash to pay down its short term debt.

On August 9, 2004 the Company completed a comprehensive restructuring of the existing indebtedness with its lenders, along with new covenants based upon the then current financial projections. The restructuring included the conversion of $30 million of principal amount of debt into an issuance of a total of 29.85 million shares of the common stock of the Company to the individual members of the lender group or their respective nominees. The common shares were issued in blocks proportionate to the amount of debt held by each lender. As of August 9, 2004, these shares of common stock represented approximately 62% of the outstanding shares of common stock of the Company. In addition to the debt to equity conversion, the Company received a new $30 million revolving credit facility from the lenders and restructured the balance of the existing indebtedness into a Tranche A loan of $125 million and a Tranche B loan of approximately $80 million. All the restructured debt is secured by a first priority lien over substantially all of the Company's and its domestic subsidiaries' assets. The Tranche A loan will mature on August 9, 2007 and requires amortization of principal based on available cash flow and fixed amortization of $1,500 per quarter beginning in the first quarter of the fiscal year ended January 2007. As of the third quarter balance sheet date of October 29, 2005, $4,500 of long-term debt has been reclassed to current based on the quarterly principal payments becoming due over the next twelve months. Interest on the Tranche A loan will accrue at LIBOR (London Inter Bank Offered Rate) plus 6%-8.25% depending on the leverage ratio. The Tranche B loan will mature in February 2008 with no required amortization. Interest on the Tranche B loan will accrue at LIBOR plus 13% with a maximum interest rate of 17%. The Tranche B loan has a Payment in Kind (PIK) option, at the Company's discretion, that permits the compounding of the interest in lieu of payment. During the third and fourth quarters of the fiscal year ended January 29, 2005, and during the first three quarters of the fiscal year ending January 28, 2006, the Company chose the PIK option and cash interest was not paid on the Tranche B debt. During the first nine months ended October 29, 2005, the Tranche B loan outstanding increased by $10,744 as a result of the Company exercising the PIK option. Beginning in the first quarter of the fiscal year ended January 2007, the Company will be required to begin paying 30% of the Tranche B interest obligation in cash.

The August 2004 debt and equity restructuring constituted a change in control of the Company. There were several Company employee benefit plans that contained triggers if a change of control occurred. Such plans were amended to allow the debt and equity transaction without triggering the change in control provisions. In addition, the Shareholder Rights Plan was terminated.

The restructured debt agreement contains several covenants including a maximum total leverage ratio, minimum cash interest coverage ratio, minimum total interest coverage ratio, and minimum consolidated Earnings Before Interest, Taxes, Depreciation, Amortization and Restructuring Expenses (EBITDAR). The Company was in compliance with its covenants as of January 29, 2005, but anticipated violating the covenants at the end of the second quarter of the fiscal year ending January 28, 2006. On April 7, 2005, the Company's lending syndicate approved an amendment to the Company's credit agreement providing less restrictive financial covenants (beginning with the first quarter of the fiscal year ending January 2006), consenting to the sale of certain non-core assets, and authorizing the release of certain proceeds from the assets sold. The revised financial covenants extend through the fiscal year ending January 2007. The Company was in compliance with its covenants for each of the first three quarters of the fiscal year ending January 2006.


The Company believes that cash from operating activities and available borrowings under the revolving credit agreement, and other short term lines of credit, will be sufficient to fund its operating requirements and capital expenditures over the next twelve months.

The Company is continuing to explore its alternatives in order to strengthen its balance sheet and enhance its long-term liquidity, including analyzing the Company's ability to further restructure its long-term debt and liabilities. The Company has engaged Credit Suisse First Boston to assist with the analysis.


Accounting Pronouncements
See Note 1 of the unaudited consolidated financial statements.


ITEM 3.

Quantitative and Qualitative Disclosures About Market Risk
The Company's market risk is impacted by changes in interest rates and foreign currency exchange rates. The Company's United Kingdom subsidiary periodically enters into forward exchange contracts in order to hedge its exposure to foreign exchange risk. The amount of open forward exchange contracts at the end of the fiscal quarter ended October 29, 2005 was $2,725.

The Company's primary market risk is interest rate exposure in the United States. Historically, the Company manages interest rate exposure through a mix of fixed and floating rate debt. The majority of the company's debt is currently at floating rates. Based on floating rate borrowings outstanding at October 29, 2005, a 1% change in the rate would result in a corresponding change in interest expense of $2,200.

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

Changes in Internal Controls
There was no change in the Company's internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Forward Looking Information
With the exception of historical data, the information contained in this Form 10-Q, as well as those other documents incorporated by reference herein, may constitute forward-looking statements, within the meaning of the Federal securities laws, including but not limited to the Private Securities Litigation Reform Act of 1995. As such, the Company cautions readers that changes in certain factors could affect the Company's future results and could cause the Company's future consolidated results to differ materially from those expressed or implied herein. Such factors include, but are not limited to: changes in national or international political conditions; civil unrest, war or terrorist attacks; general economic conditions in the Company's own markets and related markets; availability or shortage of raw materials; difficulties or delays in the development, production and marketing of new products; financial stability of the Company's contract manufacturers, and their ability to produce and deliver acceptable quality product on schedule; the impact of competitive products and pricing; certain assumptions related to consumer purchasing patterns; significant increases in interest rates or the level of the Company's indebtedness; inability of the Company to maintain sufficient levels of liquidity; failure of the company to obtain needed waivers and/or amendments of it's finance agreements; foreign currency fluctuations; major slowdowns in the retail, travel or entertainment industries; the loss of several of the Company's key executives, major customers or suppliers; the Company's failure to achieve the savings and profit goals of any planned restructuring or reorganization programs, future product shortages resulting from the Company's transition to an outsourced manufacturing platform; international health epidemics such as the SARS outbreak and other natural disasters; impact of changes in accounting standards; potential legal proceedings; changes in pension and medical benefit costs; and the amount and rate of growth of the Company's selling, general and administrative expenses.

                                     PART II
                                OTHER INFORMATION


ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5.

OTHER DISCLOSURE

On December 7, 2005, the Board of Directors (a) amended and restated the
Oneida Ltd. Management Annual Incentive Plan Fiscal Year January 2006 Cash Bonus in order to adjust certain formula contained therein, a copy of the amended and restated plan is attached as EXHIBIT 10.42 hereto and (b) approved a modification of base salary for James E. Joseph, Executive Vice President Worldwide Sales and Marketing and Andrew G. Church Senior Vice President and Chief Financial Officer in addition to certain other officers of the Company. Below are the new salaries for Mr. Joseph and Mr. Church.


ITEM 6.

           James E. Joseph                 Andrew G. Church
           ---------------                 ----------------

    Fiscal Year        Fiscal Year       Fiscal Year         Fiscal Year
  Ending 1/29/05     Ending 1/28/06    Ending 1/29/05      Ending 1/28/06
 ---------------     --------------    --------------      --------------
        $188,000           $262,500          $225,000            $236,250

         Exhibits:

         3.1 The Company's Restated Articles of Incorporation, which is incorporated by reference to the Registrant's Annual Report on Form 10-Q for the quarter ended July 30, 2005.

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

         10.9 Amended and Restated Mortgage, Assignment of Leases and Rents and Security Agreement and Fixture Filing in the amount of $8,432,000 dated as of August 18, 2004, between Oneida Food Service, Inc., The Erie County Industrial Development Agency and JPMorgan Chase Bank, as collateral agent, which is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.

         10.10 Amended and Restated Mortgage, Assignment of Leases and Rents and Security Agreement and Fixture Filing in the amount of $6,600,000 dated as of August 18, 2004, between Oneida Food Service, Inc., The Erie County Industrial Development Agency and JPMorgan Chase Bank, as collateral agent, which is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.

         10.11 Amended and Restated Mortgage, Assignment of Leases and Rents and Security Agreement and Fixture Filing in the amount of $20,115,000 dated as of August 31, 2004, between Oneida Silversmiths, Inc., The Oneida County Industrial Development Agency and JPMorgan Chase Bank, as collateral agent, which is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.

         10.12 Mortgage Spreader Agreement in the amount of $20,115,000 dated as of August 31, 2004, between Oneida Silversmiths, Inc., The Oneida County Industrial Development Agency and JPMorgan Chase Bank, as collateral agent, which is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.

         10.13 Amended and Restated Mortgage, Assignment of Leases and Rents and Security Agreement and Fixture Filing in the amount of $20,943,726 dated as of August 31, 2004, between Oneida Silversmiths, Inc., The Oneida County Industrial Development Agency and JPMorgan Chase Bank, as collateral agent, which is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.

         10.14 Mortgage Spreader Agreement in the amount of $20,943,726 dated as of August 31, 2004, between Oneida Silversmiths, Inc., The Oneida County Industrial Development Agency and JPMorgan Chase Bank, as collateral agent, which is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.

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

         10.40 First Amendment to the Retirement Plan for Employees of Oneida Ltd. dated as of December 11, 2002, and adopted by the Board of Directors on December 11, 2002, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 25, 2003.

         10.41 Fourth Amendment to the Retirement Plan for Employees of Oneida Ltd. dated as of April 8, 2004, and adopted by the Board of Directors on April 8, 2004, which is incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

         10.42 Amended and Restated Oneida Ltd. Management Annual Incentive Plan Fiscal Year January 2006 Cash Bonus adopted by the Board of Directors on April 5, 2005.

         31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350, as adopted Pursuant to hSection 906 of the Sarbanes-Oxley Act of 2002.

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


                                           ONEIDA LTD.
                                           (Registrant)




Date: December 8, 2005                     By: /s/ TERRY G WESTBROOK
                                               ---------------------
                                           Terry G. Westbrook
                                           President and Chief Executive Officer




                                           /s/ ANDREW G. CHURCH
                                           --------------------
                                           Andrew G. Church
                                           Senior Vice President and
                                           Chief Financial Officer





                                           /s/JOHN J. ROSS
                                           ---------------
                                           John J. Ross
                                           Corporate Controller
                                           And Chief Accounting Officer