Form 10-K
period 2006-01-28
ONEIDA LTD
filed 2006-09-11
CIK 74585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 28, 2006

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition period from __________ to __________
Commission File Number 1-5452
ONEIDA LTD.
(Exact name of registrant as specified in its charter)

NEW YORK	15-0405700
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

163-181 KENWOOD AVENUE, ONEIDA, NEW YORK	13421-2899
(Address of Executive Offices)	(Zip Code)

(315) 361-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $1.00 per share with attached Preferred Stock purchase rights	None

Securities registered pursuant to Section 12(g) of the Act:

6% Cumulative Preferred Stock, par value $25 per share
(Title of Class)

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. ☐ Yes ☒ No

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.☐ Yes ☒ No

          The aggregate market value (based on the consolidated tape closing price on July 29, 2005 of the voting stock beneficially held by non-affiliates of the registrant was approximately $138,212,612. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors and executive officers of the registrant. Such interpretation is not intended to be, and should not be construed to be, an admission by the registrant or such directors or executive officers that any such persons are “affiliates” of the registrant, as that term is defined under the Securities Act of 1934.

          The number of shares of common stock, ($1.00 par value) of the registrant outstanding as of September 6, 2006 was 46,631,924.

Documents Incorporated by Reference: None

PART I

ITEM 1.	BUSINESS.

a. General

The Company (unless otherwise indicated by the context, the term “Company” means Oneida Ltd. and its consolidated subsidiaries) was incorporated in New York in 1880 under the name Oneida Community, Limited. In 1935, the Company’s name was changed to Oneida Ltd. It maintains its executive offices in Oneida, New York.

Since its inception, the Company has designed and marketed tableware - initially silverplated and, later, sterling and stainless steel flatware. By acquiring subsidiaries, entering into strategic distributorship and licensing arrangements and expanding its own tableware lines, the Company has diversified into the design and distribution of other tableware, kitchenware and gift items, most notably china dinnerware, silverplated and stainless steel hollowware, crystal and glass stemware, barware and giftware, cookware, cutlery and kitchen utensils and gadgets. This diversification has permitted the Company to progress toward its goal of becoming a “total tabletop” supplier.

Since 1999, the Company has gone through a number of significant changes that have redirected its focus from manufacturing to sourcing. These changes include the closure of the Canadian and Mexican flatware manufacturing facilities operated by the Company’s Oneida Canada, Limited and Oneida Mexicana SA de SV subsidiaries in 1999 and 2004, respectively; the cessation of hollowware manufacturing at the Company’s Sherrill, New York manufacturing facility in 1999, the sale of the Buffalo, New York dinnerware manufacturing facility operated by the Company’s Buffalo China, Inc. subsidiary in 2004, the closure of the Mexican dinnerware manufacturing facility operated by Buffalo China, Inc.’s Ceramica de Juarez, SA de CV subsidiary in 2004, the closure of the Italian and Chinese hollowware manufacturing facilities operated by the Company’s Oneida Italy, S.r.l. and Oneida International, Inc. subsidiaries, respectively, in 2004, and the closure and sale of the Company’s Sherrill, New York flatware manufacturing facility in March 2005. The Chinese hollowware manufacturing facility was sold in March 2005. With the March 2005 closure and sale of the Company’s Sherrill, New York flatware manufacturing facility the Company completed its transition from a combination manufacturing and sourcing supplier to a supplier of products wholly sourced from third party manufacturers.

Coupled with these plant closures, several strategic acquisitions and supply arrangements have advanced the Company’s presence and abilities in the tableware sourcing arena. In 1996, the Company acquired the assets of THC Systems, Inc., a leading importer and marketer of vitreous china and porcelain dinnerware for the Foodservice industry under the Rego tradename. In 1998 the Company acquired the assets of Stanley Rogers & Son, a leading importer and marketer of stainless steel and silverplated flatware to retail customers in Australia and New Zealand, and Westminster China, a leading importer and marketer of porcelain dinnerware to the foodservice, domestic tourism and promotion industries in Australia and New Zealand. In the summer of 2000 the Company acquired the assets of Sakura, Inc., a leading marketer of consumer ceramic, porcelain and melamine dinnerware and accessories; all outstanding shares of London-based Viners of Sheffield Limited, the leading marketer of consumer flatware and cookware in the U.K.; and all outstanding shares of Delco International, Ltd., a leading marketer of foodservice tableware to foodservice distributors, chains and airlines. In conjunction with the 2004 sale of the Company’s Buffalo, New York dinnerware manufacturing facility, the Company entered into a supply agreement with the purchasers, Niagara Ceramics Corporation, whereby Niagara Ceramics is a supplier of foodservice dinnerware. Similarly, the March 2005 sale of the Company’s Sherrill, New York flatware manufacturing facility included a supply agreement with the purchaser, Sherrill Manufacturing Inc., whereby Sherrill Manufacturing will act as a key supplier of flatware and silverplating services.

The Company believes that this redirection of focus from manufactured to sourced product will maintain and enhance its ability to compete in the highly competitive tableware industry by permitting it to provide the widest range of products suited to its great variety of customers in the most timely, efficient and cost effective manner.

b. Proceedings under Chapter 11 of the Bankruptcy Code

On March 19, 2006 (the “Petition Date”), the Company and eight of its wholly-owned domestic subsidiaries (the “Debtors”), voluntarily commenced the Chapter 11 Cases before the Bankruptcy Court. The Debtors are continuing in possession of their respective properties and continuing to operate and manage their businesses as debtors in possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code. On March 21, 2006, the Bankruptcy Court entered an order that the Chapter 11 Cases be procedurally consolidated and jointly administered for procedural purposes only under Case No. 06-01489. The Honorable Allan L. Gropper is presiding over these cases. As of the date hereof, no request has been made for the appointment of a trustee or examiner in these cases. On April 10, 2006, the United States Trustee (the “U.S. Trustee”) appointed an official committee of unsecured creditors (the “Creditors’ Committee”).

On March 22, 2006, an ad hoc committee of equity security holders (the “Ad Hoc Committee”) sent a letter to the U.S. Trustee requesting that she exercise her statutory prerogative under section 1102(a)(1) of the Bankruptcy Code to form an official committee of equity security holders in the Chapter 11 Cases. On April 10, 2006, the U.S. Trustee wrote the Ad Hoc committee declining its request. On April 14, 2006, the Ad Hoc Committee filed with the Bankruptcy Court a motion (the “Equity Committee Appointment Motion”) seeking entry of an order compelling the U.S. Trustee to appoint an official committee of equity security holders. The Ad Hoc Committee has taken the position that there is residual value in the Company for equity security holders and, at the hearing on the Equity Committee Appointment Motion held on May 1, 2006, presented evidence in support of its position. On May 4, 2006, the Bankruptcy Court, without deciding the issue of the Company’s residual equity value, entered an order approving the motion on a final basis. On May 18, 2006, the U.S. Trustee formed an official committee of equity security holders (the “Equity Committee”). The Equity Committee is comprised of three members of the Ad Hoc Committee.

At first day hearings held on March 20, 2006, the Bankruptcy Court entered orders granting the Company authority to, among other things, pay pre-petition and post-petition employee wages, salaries, as well as certain other benefits and employee obligations, to pay certain vendors and other providers for pre-petition amounts owed, and to honor customer service programs, including, rebates, advertising programs and allowances. On April 7, 2006 the Bankruptcy Court gave final approval for a 40 million debtor-in-possession financing facility (the “DIP Facility”) for the payment of permitted pre-petition claim, working capital needs, letters of credit and other general corporate purposes. A description of the DIP Facility appears in Item 7. Management’s Discussion and Analysis.

On the Petition Date the Debtors filed their proposed Plan of Reorganization (the “Plan”). The Plan provides generally that the holders of the Company’s Tranche A debt will be fully repaid, the holders of its Tranche B debt will receive the equity of the Company, most pre-petition unsecured claims will be paid upon emergence, and the existing equity, common and preferred, will receive no distribution and will be cancelled. The Equity Committee stated its opposition to the Plan’s failure to provide any value to the equity and contested this provision of the Plan. The Bankruptcy Court scheduled a hearing to confirm the Plan beginning on July 12, 2006.

Further, the Plan contemplates the distressed termination of the Debtors three defined benefit pension plans, the payment of the secured claims and extinguishment of the unsecured claims related to the underfunding of those plans. After negotiations with the Pension Benefit Guaranty Corporation (the “PBGC”), the Debtors and the PBGC have agreed that only the Oneida Ltd. plan will be terminated and the two plans sponsored by Buffalo China, Inc. will continue to be administered and funded by the Debtors. The PBGC agreed to take over the Oneida Ltd. plan in return for certain consideration and the parties have entered into a settlement agreement. The Debtors asked the Bankruptcy Court to approve the settlement agreement at a hearing on for July 12, 2006.

The Company has a commitment for financing upon exit from the bankruptcy proceedings (the ‘Exit Financing”) with Credit Suisse which is more fully described below in Item 7.

On July 13, 2006, Oneida Ltd. signed a Letter of Intent to be acquired by an entity to be formed by D. E. Shaw Laminar Portfolios, L.L.C. and Xerion Capital Partners LLC, both current Oneida shareholders. The Proposed Transaction would have resulted in the issuance by the Company to buyer of 100% of the equity interest of Reorganized Oneida in consideration of the purchase price of at least $222,500,000. This transaction would have occured through a plan funding agreement providing for substantially similar treatment as outlined in the Company’s current plan of reorganization, except that all claims, including the Secured Tranche B Claims, would be assumed or paid in full unless otherwise agreed to with a particular claimholder; provided, however, that holders of the Secured PBGC Claim and the Unsecured PBGC Claims will receive substantially similar treatment as set forth in the Current Plan, unless otherwise agreed to or as determined by the Bankruptcy Court.

On July 21, 2006, the Letter of Intent to be acquired by D.E. Shaw Laminar Portfolio, L.L.C. and Xerion Capital Partners LLC expired under its terms.

On August 31, 2006, the Company announced that its prenegotiated plan of reorganization was confirmed by the U.S. Bankruptcy Court for the Southern District of New York, setting the stage for Oneida's emergence from Chapter 11 as a privately-held company.

c. Segments

The Company operates in a single business - tableware products. The Company’s operations are organized by the three segments for its products: Consumer, Foodservice and International. Unallocated selling, distribution and administrative costs are incurred for the marketing, advertising, design, product development, sourcing, procurement, transportation, storage, distribution and other activities on a common basis across all business segments. Additionally, to various degrees, accounting, data processing, credit and collection, and payroll activities are also performed on shared basis for each of the businesses.

Financial reports are prepared for each of the three business segments and report net sales and segment contribution before unallocated costs. Segment contribution is defined as revenues less costs that are directly identified with the product, customer account, and customer order or business segment activity. Costs that can not be directly identified using these criteria are classified as unallocated. Prior to the fiscal year ended 2005, products for each of the businesses were produced in common manufacturing facilities, and hence unallocated manufacturing costs were excluded from reported segment contribution.

Beginning in the fiscal year ended 2006, the Company began evaluating its domestic Foodservice and Consumer segments, including the financial results of its Canadian subsidiary. The Company decided to view its domestic operations on a North American basis, due to similar sales and distribution channels in the region, thereby including the financial results of the Canadian operation in both the Foodservice and Consumer segments. The prior year segment disclosures have been restated to reflect this change. The change in segment reporting has no effect on reported earnings.

The Company’s Consumer segment sells directly to a broad base of retail outlets including department stores, mass merchandisers, Oneida Retail outlet stores and chain stores. The Company’s Foodservice segment sells directly or through distributors to foodservice operations worldwide, including hotels, restaurants, airlines, cruise lines, schools and healthcare facilities. The Company’s International segment sells to a variety of distributors, foodservice operations and retail outlets.

d. Narrative Description of Business

Principle Products

The Company divides its tableware products into four principle product categories: metalware, dinnerware, glassware and other tabletop accessories. Metalware is comprised of stainless steel, silverplated and sterling silver flatware (forks, knives, spoons and related serving pieces), stainless steel, silverplated and other metallic hollowware (bowls, trays, tea and coffee sets and related items), cutlery and metal and aluminum cookware. Dinnerware includes ceramic, porcelain and stoneware plates, bowls, cups, mugs, and a variety of related serving pieces. Glassware includes glass, non-leaded crystal and leaded crystal stemware, barware, serveware, giftware and decorative pieces. The Company, in recent years, expanded its product offerings beyond its main metalware, dinnerware and glassware product categories. These other tabletop accessories include ceramic and plastic serveware and decorative accessories. They also include decorative pieces distributed primarily by the Company’s Sakura and Kenwood Silver subsidiaries.

The percentages of metalware, dinnerware, glassware and other tabletop accessories sales to total consolidated sales for the fiscal years, which end in January, are as follows:

	2006	2005	2004

Metalware:	60%	59%	60%
Dinnerware:	33%	32%	31%
Glassware:	5%	7%	7%
Other Tabletop Accessories:	2%	2%	2%

Manufacturing and Sourcing

Prior to the sale in March 2005 of the Company’s Sherrill, New York facility (“Sherrill Facility”) to Sherrill Manufacturing, Inc., the source of the Company’s highest end flatware was the Company’s Sherrill Facility. At present the Company is purchasing its highest-end flatware products from Sherrill Manufacturing Inc, as well as from several international suppliers. All of the Company’s moderate and low price-point flatware is sourced from several international suppliers. The Company also sources its stainless steel, silverplated and other metallic hollowware products from several international suppliers.

The Company’s own branded dinnerware is sourced from several suppliers, both domestic and international. In addition, the Company is the exclusive distributor of dinnerware products manufactured by Porzellanfabrik Schönwald and Noritake Co., Inc. to the U.S. foodservice market.

As with dinnerware, the Company sources its glassware from several international suppliers and markets the glassware under its own name, and in certain cases, under the names of its suppliers, such as Inn Crystal. The Company’s other tabletop accessories are sourced from various domestic and international suppliers.

Markets

The Company’s tableware operations serve three markets: Consumer, Foodservice and International.

Consumer focuses on individual consumers, and the Company’s wide-ranging Consumer marketing activities include both retail and Consumer direct operations. The Company’s retail accounts include national and regional department store chains, mass merchandise and discount chains, specialty shops and local establishments. The Company’s Consumer direct accounts serve business customers in the premium, incentive, mail order, internet and direct selling markets. The Company also reaches consumers through its Kenwood Silver Company, Inc. subsidiary which plays a significant role in the marketing of the Company’s products. Kenwood Silver Company, Inc. operates a chain of 18 Oneida Home outlet stores in resort and destination shopping areas across the United States featuring a variety of tableware and household items. The Company also markets its products via its web site, www.oneida.com, and 1-800-TSPOONS call center number.

The Company serves Foodservice business accounts of all kinds, including restaurants, hotels, resorts, convention centers, food distributors, airlines, cruise lines, hospitals and educational institutions.

International activities span both the Consumer and Foodservice markets described above, and include the marketing and sale of the Company’s products throughout the world.

Distribution

The Company’s Consumer and Foodservice sales and marketing functions are managed from the executive offices in Oneida, New York; its sales showroom in New York City and Oneida Canada, Limited offices in Mississagua, Ontario, Canada. The Company utilizes an in-house staff of Consumer and Foodservice marketing professionals, each focused by product category. This staff plays a key role in the planning and development of the Company’s product offerings, pricing and promotions. The Company’s Consumer and Foodservice sales functions are managed and directed by the Company’s own sales force. This sales force works closely with a sizeable network of independent sales representatives in both the Consumer and Foodservice markets.

Most Consumer orders are filled directly by the Company from its primary distribution centers located in LeBec, California, Sherrill, New York and Niagara Falls, Canada. For some accounts, however, orders are filled by third party warehouses located in Santa Fe Springs, California and Miami, Florida.

While most Foodservice orders are filled directly by the Company from its primary distribution centers in Sherrill, NY and Lebec, California and Niagara Falls, Canada. The Company also utilizes third party warehouses located in Miami, Florida, Chino, California and Forest Park, Georgia to service certain foodservice customers.

The Company’s International sales and marketing functions are overseen by the Company’s various offices outside North America. In the Americas, the Mexican, Central and South American and Caribbean markets are served by the Company’s Oneida, S.A. de C.V. subsidiary located in Mexico City. The Company’s Oneida U.K. Limited subsidiary located in London serves the Company’s European, African, Middle and Far Eastern markets, and the Australian and New Zealand markets are served by the Company’s Oneida Australia, Pty Ltd. subsidiary located in Melbourne, Australia. The Company’s London and Melbourne offices share responsibility for the Asian and Pacific markets. In addition to these international Company operations, the Company also utilizes a network of independent representatives and distributors to market and sell the Company’s products in countries and localities where the Company does not maintain its own offices or employees.

International orders for both Foodservice and Consumer products are filled by the Company from a variety of locations, including the Company’s United States distribution center located in Sherrill, New York, as well as the Company’s facilities located in Melbourne, Australia and a third party warehouse located in Guangzhou, China. In addition, many orders are shipped directly from the suppliers to the Company’s international customers.

Raw Materials

The raw materials used by the Company in its manufacture of metalware (manufacturing ceased in March 2005) were stainless steel, nickel, brass, silver and gold. These same raw materials are used by the Company’s suppliers in their production of metalware on behalf of the Company. The raw materials used by the Company’s dinnerware suppliers include various clays, flint, aluminum oxide and glass frite and the raw materials used by the Company’s glass and crystal suppliers include sand, soda lime and magnesium. These materials were purchased by the Company and the Company’s suppliers in the open market to meet current requirements and were available in adequate supply from multiple sources. Both the Company and its suppliers did, however, experience shorter supplies than normal of stainless steel, and as a result, increased stainless steel prices, during the fiscal year ended January 2005 and throughout fiscal 2006. In addition, during the first half of the fiscal year ending January 2007, the cost of nickel significantly increased. This trend of shorter-than-normal supplies and increased prices of stainless steel and nickel is expected to continue at least through the end of the current fiscal year. Depending on the extent and duration of stainless steel supply shortages, and corresponding price increases in stainless steel and nickel, the Company’s gross margins may be adversely affected.

Intellectual Property

The Company owns and maintains many design patents in the United States and Canada. These patents, along with numerous copyrights, protect the Company’s product designs and decorations. In addition, the Company has registered its most significant trademarks in the United States and many foreign countries. The Consumer, Foodservice and International operations use a number of trademarks and trade names which are extensively advertised and promoted, including ONEIDA, ABCO, BUFFALO CHINA, COMMUNITY, DELCO, HEIRLOOM, JULLIARD, DAMASK ROSE, LTD, REGO, ROGERS, SAKURA, SANT’ANDREA and VINERS OF SHEFFIELD. Taken as a whole, the Company’s intellectual property, especially the market recognition associated with the ONEIDA name, is a material, although intangible, corporate asset which is currently carried on the books at zero value.

Licenses

The Company continues to explore opportunities to capitalize on the ONEIDA name in new product categories. One vehicle for this expansion has been licensing the ONEIDA name for use by third parties on products complementary to the Company’s own core tableware lines. Such licenses include agreements with Bradshaw International, Inc., Connoisseurs Products Corporation, and Robinson Home, Inc. for the manufacture and marketing of ONEIDA metal cookware and bakeware, ONEIDA silver and metal polishes, ONEIDA kitchen tools and accessories and ONEIDA kitchen and table linens, respectively. In addition, the Company also maintains license agreements that allow it to market lines of flatware under the WEDGEWOOD and dinnerware and flatware under the CULINARY INSTITUTE OF AMERICA trademarks. The Company has a license agreement with Bradshaw International, Inc. that was a part of Bradshaw’s purchase of the Company’s Encore Promotions, Inc. subsidiary in August 2004. This additional license permits Bradshaw to market a variety of products, including flatware, dinnerware and cookware bearing the ONEIDA name through supermarkets and supermarket redemption programs. In addition, in November 2004 the Company and Anchor Hocking Company entered into an Agreement whereby Anchor Hocking will manufacture and market foodservice soda lime glassware bearing a joint ONEIDA BY ANCHOR name. Neither the terms nor the effects of any one of the Company’s license agreements are material.

Seasonality of Business

Although Consumer operations normally do a greater volume of business during October, November and December primarily because of holiday-related orders for metalware, dinnerware and glassware products, the Company’s businesses are not considered seasonal.

Working Capital

The Company’s working capital needs are primarily dictated by inventory levels, trade payables, outstanding receivables and the levels of other current liabilities. Other than cash flow provided from operating activities, the Company’s primary source of working capital is its DIP Revolving Credit Facility. This facility provides cash for general corporate purposes. The current status of the Company’s working capital is discussed in more detail in Note 9 to the Company’s Financial Statements included in Item 8 of Part II of this Report.

The Company generally maintains sufficient inventories of metalware, dinnerware, glassware and other products to respond promptly to customer orders. The levels of those inventories are dictated by anticipated sales and order backlog.

The Company’s standard payment terms are net 30 days from date of invoice. Such terms are common in the tableware industry.

The Company’s divisions and subsidiaries each have return policies, most of which require the Company’s prior written authorization for all returns. Such return policies are common in the tableware industry. The Company has established an allowance for merchandise returns based on historical experience, product sell-through performance by product and by customer, current and historical trends in the tableware industry and changes in demand for its products. The accounting of such returns is discussed in greater detail in the “Revenue Recognition” section of Note 1 to the Company’s Financial Statements included in Item 8 of Part II of this Report.

Customer Dependence

The Company’s customers are numerous and varied. They include, but are not limited to, domestic and international department stores, mass merchandise and discount chains, specialty shops, premium, incentive, mail order and internet customers, hotel and restaurant chains, airlines, cruise lines and foodservice distributors. No material part of the Company’s business is dependent upon a single customer, the loss of which would have a materially adverse effect. In particular, no single Company customer accounts for 10% or more of the Company’s sales. Notwithstanding, each of the Consumer and Foodservice segments could be materially affected by the loss of any one of that segment’s most significant customers, the simultaneous loss of several of either the Consumer or Foodservice segments’ most significant customers would most certainly have a materially adverse effect on not only that segment’s business, but also the business of the Company as a whole.

Backlog Orders

The Company had outstanding orders of $20.9 million as of June 17, 2006, and $24.9 million as of April 4, 2005. This backlog is expected to be filled during the current fiscal year. The Company does not believe that backlog is indicative of its future results of operations or prospects. Although the Company seeks commitments from customers well in advance of shipment dates, actual confirmed orders are typically not received until close to the required shipment dates.

Market Conditions and Competition

The Company distributes a complete line of stainless steel and silver plated flatware. The Company is one of the largest distributors of stainless steel and silver plated flatware in the world. The Company’s dinnerware and crystal lines, along with its flatware, make the Company a truly complete tableware supplier. Notwithstanding the Company’s prominence in the markets it serves, the tableware business is highly competitive. The Company faces competition from a number of domestic companies, such as ARC International, Utica Cutlery, Lifetime Hoan, Libbey and Lenox, that market both imported and domestically manufactured lines, and from hundreds of importers engaged exclusively in marketing foreign-made tableware products. In recent years, there is also competition from department, specialty stores, foodservice distributors and establishments that import foreign-made tableware products under their own private labels for their sale or use. The Company strives to maintain its market position through product diversity, design innovation, sourcing expertise, innovative manufacturing partnerships and brand strength, the latter especially among consumers.

The factors affecting domestic Consumer competition are design, price, quality and packaging. Other factors that have an effect on Consumer competition are availability of replacement pieces and product warranties. In the opinion of the Company, no one factor is dominant and the significance of the different competitive factors varies from customer to customer.

The factors affecting domestic Foodservice competition are design, service, price and quality. The Company is one of the largest sources of commercial china dinnerware and stainless steel and silverplated tableware in the United States.

The factors affecting International competition are brand recognition, design, and quality. Other factors affecting the Company’s participation in the International market include competition with local suppliers and high import duties, both of which increase the Company’s costs relative to local producers, as well as the Company’s inability to distribute certain of its product lines world-wide due to manufacturer-imposed sales restrictions.

Research and Development

The Company places an emphasis on excellence in development and design. To achieve this end, the Company maintains full time in-house design and engineering personnel that continuously develop, test and improve products. Independent designers and collaborative efforts with other companies contribute to the Company’s emphasis on development and design. The Company’s actual expenditures on research and development activities during the past three fiscal years, however, have not been significant.

Environmental Matters

The Company’s operations are subject to environmental laws and regulations enforceable by national, state and local authorities, including those pertaining to air emissions, wastewater discharges, toxic substances, and the handling and disposal of solid and hazardous wastes. These laws and regulations provide, under certain circumstances, a basis for the remediation of contamination, as well as personal injury and property damage claims. The Company has incurred costs and capital expenditures in complying with these laws and regulations. The Company does not anticipate that compliance with federal, state and local environmental laws and regulations will have any material effect upon the capital expenditures, earnings or competitive position of the Company. Other than as set forth below, the Company does not anticipate any material capital expenditures for environmental controls or remediation for the remainder of the current fiscal year ending January 2007.

In March 2004 a Focused Phase II Environmental Assessment was conducted at the Company’s Buffalo China, Inc. manufacturing facility in Buffalo, New York in connection with the sale of that facility to Niagara Ceramics Corporation. This Focused Phase II Environmental Assessment discovered a reportable event relative to the presence of petroleum on that site. On March 15, 2004 the Company reported the presence of the petroleum to the New York State Department of Environmental Conservation (the “NYS DEC”) and on June 16, 2004 provided a Petroleum Release Remediation Work Plan to the NYS DEC relative to this site. Remediation Work was completed in December 2004. Based on the data the Company provided to the NYS DEC as part of its March 15, 2004 petroleum release report, the NYS DEC requested a site-wide lead investigation work plan. In response to this request, in June 2004, the Company provided the NYS DEC with a complete copy of the March, 2004 Focused Phase II Environmental Assessment report, which included the results of general facility-wide lead and other hazardous substance testing. On January 14, 2005 a meeting was held with the NYS DEC to discuss their concerns regarding possible lead and other hazardous waste contamination at the former Buffalo China, Inc. manufacturing site and the adjacent Buffalo China, Inc. distribution center which remains in operation by Buffalo China, Inc. (and was subsequently sold on June 6, 2006.) Following this meeting Buffalo China, Inc. agreed to perform additional testing in the area of the 2004 petroleum remediation to determine if lead or other hazardous substances were present, and if so, the extent of the presence. That testing work began in February 2005. The DEC provided a letter indicating that no immediate action is required with respect to the distribution center petroleum remediation site in February 7, 2006.

Also in February 2005, the New York State Department of Environmental Conservation raised the additional concerns of lead and trichloroethylene contamination at the former Buffalo China, Inc. manufacturing facility which was sold to Niagara Ceramics in March 2004 and for which Buffalo China, Inc. retains certain environmental liabilities. The Company’s Buffalo China, Inc. subsidiary plans to continue to work with the New York State Department of Environmental Conservation to reach a mutually-acceptable resolution of these issues. As of the date of this Report not all testing necessary to determine the full nature and extent of the contamination has been completed. Notwithstanding, at this early juncture, the Company currently has reserved $1,000,000 related to this matter based on estimates prepared by an external environmental consultant hired by the Company.

On April 20, 2005 the Company received notice from the U.S. Environmental Protection Agency of potential liability for clean up of a site owned and used by its former subsidiary, Leavens Manufacturing Co, Inc. The extent of the Company’s liability, if any, cannot be reasonably estimated as of the date of this filing.

The potential buyer’s inspection of the Oneida Knife Plant located in Sherrill, New York indicated a possible ancient petroleum spill on a portion of the property. It is anticipated that some remediation will be required but the extent and cost of this remediation is not known at this time.

Employment

The Company and its subsidiaries employed approximately 690 employees in domestic operations and 215 employees in foreign operations as of July 14, 2006. The Company maintains positive relations with its domestic and foreign employees. With the exception of its Buffalo China, Inc. subsidiary, the Company’s facilities are not unionized. The employees of Buffalo China, Inc.’s facilities in Buffalo, New York were represented by the Glass, Molders, Pottery, Plastics & Allied Workers International Union AFL-CIO, CLC and its local union No. 76A. The Company and the Glass, Molders, Pottery, Plastics & Allied Workers International Union AFL-CIO, CLC and its local union No. 76A negotiated an agreement to terminate the collective bargaining agreement in conjunction with the 2005 closure of the Buffalo China, Inc. distribution facility. The Company has experienced no work stoppages or strikes in the past five years.

Company Information

The Company maintains a website at www.oneida.com. On the “Investor Information” section of this website the Company makes available without cost its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other public filings with the Securities and Exchange Commission, as soon as reasonably practicable after the Company has filed these materials. The Company is not including the information contained on the Company’s website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K or any other report that the Company files with or furnishes to the Securities and Exchange Commission. Copies of any of these materials are also available in print. For print copies, stockholders should submit written requests to Oneida Ltd., Investor Relations Department, 163-181 Kenwood Avenue, Oneida, New York 13421.

ITEM 1A.	RISK FACTORS

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently know to us or that we presently deem less significant may also impair our business operations. Please see page 22 of this Annual Report on Form 10-K for additional discussion of these forward-looking statements. If any of the following risks actually occur, our business, operating results, and financial condition could be materially adversely affected.

Financial and Administrative Risks

The costs of the Company’s day-to-day operations are subject to numerous and varied risks including, but not limited to, successful conclusion of its Chapter 11 proceeding, increases or fluctuations in interest rates, level of Company indebtedness, ability of the Company to maintain sufficient levels of liquidity, failure of the Company to comply with the covenants included in the DIP Agreement (or obtain needed waivers and amendments to its financing agreements), failure of the Company to obtain equity capital, deterioration of the creditworthiness of significant customers; impact of changes in accounting standards; increases in medical benefit costs; amount and rate of growth of the Company’s selling, general and administrative expenses; amount of professional fees incurred in connection with the Chapter 11 proceeding, potential legal proceedings; adverse regulatory developments and the loss of one of more key employees.

The Company’s viability is dependent upon the confirmation of the Plan by the Bankruptcy Court. If the Company is unable to achieve approval of the Plan, it will need to raise additional capital, obtain covenant waivers from its existing lenders or seek additional investors. Due to the uncertainty associated with the confirmation of the Plan, there can be no assurance that the Company will be successful in any or all of these endeavors, and failure may affect the Company’s ability to continue to operate its business.

Impairment charges for goodwill and indefinite life intangibles could adversely affect the Company’s earnings. The Company tests for impairment of goodwill and indefinite life intangibles in accordance with SFAS No. 142 in the third quarter each year, or more often in certain circumstances where impairment indicators arise. To the extent that the Company experiences goodwill and/or indefinite life intangibles impairment charges in the future, operating results and financial condition could be adversely affected.

Production and Procurement Risks

The Company sources substantially all of its products overseas, primarily from third party manufacturers in the Far East. The overseas sourcing of product subjects the Company to the numerous risks of doing business abroad, including but not limited to, rapid changes in economic or political conditions, civil unrest, political instability, war, terrorist attacks, international health epidemics such as the SARS outbreak, strikes or labor disputes, currency fluctuations, increasing export duties, trade sanctions and tariffs, difficulties or delays in production or shipment of products, variations in product quality and souring of supplier relationships. In addition, the Company is exposed to raw material supply shortages and corresponding price increases.

In addition, the Company’s reliance on manufacturing sources within China, in particular, is subject to risk that could affect the Company’s ability to procure products. Various commercial and legal practices within China are under review by the United States Government and the World Trade Organization. The Company is unable to predict what actions may be taken in retaliation to China’s practices. Accordingly, the ability to conduct business with vendors located in China is subject to political uncertainties, the financial impact is not estimatible.

Marketing and Sales Risks

In each of the Company’s three markets, Consumer, Foodservice and International, risks impact the effectiveness of marketing plans and the level of sales. These risks include, but are not limited to, general economic conditions in the Company’s own markets and related markets, industry production and sales capacity, impact of competitive products and pricing, difficulties or delays in the development of new products, difficulties or delays in the delivery of products to customers, ability to forecast design trends, validity of assumptions related to customer purchasing patterns, market acceptance of new products, product quality and performance issues, ability to maintain high customer service levels, and extent of inventory obsolescence.

In addition to the more general risks associated with all three of the Company’s markets, the Company’s International Division is also subject to the numerous risks of doing business abroad, including but not limited to, rapid changes in economic or political conditions, civil unrest, political instability, war, terrorist attacks, international health epidemics such as the SARS outbreak, strikes or labor disputes, currency fluctuations, increasing export duties and trade sanctions and tariffs.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES.

As of July 14, 2006, the properties of the Company and its subsidiaries are situated at the following locations and have the following characteristics:

		Approximate Square Footage

		Owned		Leased

Buffalo, New York	Offices and Manufacturing Space			4,000

Buffalo, New York	Warehouse Space			116,000	(1)

Oneida, New York	Executive Administrative Offices	95,000

Sherrill, New York	Offices and Warehouse	206,000	(2)

Sherrill, New York	Former Knife Manufacturing Facility (Held for Sale)	135,000

Sherrill, New York	Warehouse			200,000

New York, New York	Offices and Showroom			13,000

Lebec, California	Warehouse			300,000

Melbourne, Australia	Offices and Warehouse			60,000

Niagara Falls, Canada	Offices and Warehouse			26,000

London, England	Offices			30,000

Mexico City, Mexico	Offices and Warehouse			32,000

(1):

In connection with the Company’s bankruptcy proceeding on April 17, 2006, the Bankruptcy Court approved the Company’s motion to reject this lease under 11 U.S.C. §§ 105(a) and 365(a) of the Bankruptcy Code.

(2):

Ownership of the 206,000 square foot Sherrill, New York warehouse and office property was transferred to the Oneida County Industrial Development Agency on February 25, 2000 in exchange for various tax concessions from the county. The property will remain in the ownership of the Oneida County Industrial Development Agency for a term of fifteen years, upon the expiration of which the property will be conveyed back to the Company. The property is recorded on the balance sheet of the Company in accordance with Generally Accepted Accounting Principles (GAAP).

In addition to the above properties owned by the Company, the Company also owns approximately 400 additional vacant acres in the cities of Sherrill and Oneida and the town of Verona, New York.

In addition to the leased properties described above, the Company also leases offices and/or showrooms in Melville, New York, Mississauga, Canada and Guanhzhou, China. The Company leases retail outlet space in numerous locations throughout the United States through its subsidiary, Kenwood Silver Company, Inc., in several locations in Europe through its subsidiary, Oneida U.K. Limited and in several locations in Australia through its Oneida Australia PTY Ltd. subsidiary.

All of the Company’s buildings are located on sufficient property to accommodate any further expansion or development planned over the next five years. The properties are served adequately by transportation facilities, are well maintained and are adequate for the purposes for which they are intended and used.

ITEM 3.	LEGAL PROCEEDINGS.

The Company is involved in various routine legal proceedings incidental to the operation of its business. The Company does not believe that it is reasonably possible that any ongoing or pending litigation will have a material effect on the future financial position, net income or cash flows of the Company. Notwithstanding the foregoing, legal proceedings involve an element of uncertainty. Future developments could cause these legal proceedings to have a material adverse effect on the Company’s future financial statements.

See Item 1 for a description of the Company’s Bankruptcy Proceeding.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF STOCKHOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 28, 2006.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S EQUITY AND RELATED STOCKHOLDER MATTERS.

Stock Exchange Listing

The Company’s Common Stock is traded on the over-the-counter market under the symbol ONEI.PK.

Dividends and Price Range of Common Stock

The total number of stockholders of record at January 28, 2006 was 3,213. The following table sets forth the high and low sale prices per share of the Company’s Common Stock and cash dividends declared for the quarters in the Company’s fiscal years ended January 2006 and January 2005.

JANUARY 2006				JANUARY 2005

Fiscal Quarter	High	Low	Dividends Per Share	Fiscal Quarter	High	Low	Dividends Per Share

First	$2.98	$2.09	$0	First	$5.69	$4.88	$0
Second	$2.94	$2.10	0	Second	1.74	.70	0
Third	$2.92	$1.15	0	Third	1.81	1.14	0
Fourth	$1.53	$0.45	0	Fourth	3.08	1.67	0

Equity Compensation Plans

The following table Summarizes information about the Company’s equity compensation plans as of January 28, 2006. All Outstanding awards relate to the Company’s common stock.

Equity Compensation Plan Information

	(a)	(b)	(c)

Plan Category	Number of Securities to be issued Upon Exercise of Outstanding Options Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options Warrants and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Plan Reflected in Column (a))

Equity Compensation Plans Approved by Stockholders (1)	1,043,770	$17.10	1,524,650	(2)

Equity Compensation Plans Not Approved by Stockholders (3)	0	0	0

Total	1,043,770	$17.10	1,524,650	(2)

(1)

Includes the 1987 Stock Option Plan, 1998 Stock Option Plan, 2002 Stock Option Plan, 1998 Non-Employee Directors Stock Option Plan, as amended, 2000 Non-Employee Directors Equity Plan, 2003 Non-Employee Directors Stock Option Plan, as amended, and Amended and Restated Restricted Stock Award Plan.

(2)

Includes shares remaining authorized for issuance in the following amounts: 1987 Stock Option Plan – 0; 1998 Stock Option Plan – 0; 2002 Stock Option Plan – 1,109,186; 1998 Non-Employee Directors Stock Option Plan – 0; 2000 Non-Employee Directors Equity Plan – 23,333; 2003 Non-Employee Directors Stock Option Plan – 133,000; and Amended and Restated Restricted Stock Award Plan – 45,137. Despite the fact that these shares remain authorized for issuance per the terms of the noted Plans, as of the date of this Report, the Company has less than 1,310,656 shares of authorized Common Stock available to issue upon exercise should these options be granted.

(3)	There are no equity compensation plans that have not been approved by the Company’s Stockholders.

ITEM 6.	SELECTED FINANCIAL DATA.

FIVE YEAR SUMMARY
ONEIDA LTD.

(Millions except per share and share amounts) Year ended January	2006	2005	2004	2003	2002

OPERATIONS
Net sales	$347.8	$415.0	$453.0	$491.9	$509.1
License fees	3.0	2.4	1.5	1.4	1.5
Gross margins	123.8	91.9	103.6	155.2	161.8
Depreciation and amortization expense (1)	2.3	12.1	11.4	13.9	13.8
Income (loss) from operations	12.1	(85.0)	(56.9)	25.4	27.7
Net (loss) income	(22.0)	(51.1)	(99.2)	9.2	7.0
Cash dividends declared:
Preferred stock	0.0	0.0	0.0	.1	.1
Common stock	0.0	0.0	0.4	1.3	2.0
PER SHARE OF COMMON STOCK
Net (loss) income – diluted	(0.47)	(1.68)	(5.98)	.55	.42
Dividends declared	0.00	0.00	0.02	.08	.17
Net income (loss) – basic	(0.47)	(1.68)	(5.98)	.55	.42
FINANCIAL DATA
Total assets	300.2	328.8	441.5	525.1	543.9
Working capital	(128.4)	87.5	(89.8)	179.1	199.6
Total debt	221.2	216.5	230.9	234.0	271.6
Stockholders’ (deficit) equity	(33.3)	(3.6)	22.6	129.4	124.1
SHARES OF CAPITAL STOCK (in thousands)
Outstanding at end of year:
Preferred	86	86	86	86	86
Common	47,781	47,781	16,734	16,598	16,523
Weighted average number of common shares outstanding during the year – diluted	46,632	30,450	16,606	16,581	16,519
Weighted average number of common shares outstanding during the year – basic	46,632	30,450	16,606	16,540	16,468

In 2006, 2005 and 2004, the Company has taken actions to redirect its manufacturing platform from a combination manufacturing and outsourcing model to a supplier of products wholly sourced from third party manufacturers. The transition was taken to increase the Company’s margins. Therefore, Company margins and inventory levels for the past five years may not be indicative of future results.

(1)

Effective January 2002, the Company adopted the provisions of SFAS 142 “Goodwill and other Intangible Assets”, which requires companies to cease amortizing goodwill and certain intangible assets deemed to have an indefinite useful life. Accordingly, no amortization expense is recorded after the fiscal year ending January 27, 2002.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)

Executive Summary

In connection with and following the consummation of the August 2004 Financial Restructuring (as defined in Note 2(b)), the Company implemented a number of initiatives to return to profitability, increase liquidity and compete in a changing marketplace including (but not limited to): (1) rationalizing underperforming assets which included the closing all of its manufacturing facilities and a significant number of its retail outlet stores; (2) the 100% outsourcing of production to third party producers; (3) closure and consolidation of certain distribution centers; (4) freezing the accrual of benefits under each of the Company’s defined benefit plans; (5) terminating certain post-retirement and current medical/drug benefits; and (6) reductions in selling, distribution and administrative headcount and expenses; and (7) terminating contributions to the Company’s stock purchase, option and employee ownership plans however, the August 2004 Financial Restructuring and cost reduction initiatives did not sufficiently deleverage the Company. Despite its best efforts, the Company projected facing a liquidity shortfall by as early as February 2007 due to: (i) the commencement of required amortization of the Tranche A Loan (as defined in Note 2(b)) beginning in April 2006; (ii) the commencement of cash interest payments in connection with the Tranche B Loan (as defined in Note 2(b)) which began in January 2006; (iii) required minimum pension contributions; (iv) potential breaches of the financial covenants under that certain Second Amended and Restated Credit Agreement (as amended, the “Prepetition Credit Agreement”) dated as of August 9, 2004 among Oneida, the lenders thereto (collectively, the “Prepetition Lenders”) and JPMorgan Chase Bank, N.A., as administrative agent (the “Prepetition Agent”); and (v) maturity of the Company’s prepetition $30 million revolving credit facility in February 2007. Furthermore, the Tranche A and Tranche B Loans were scheduled to mature in August 2007 and February 2008, respectively.

On March 19, 2006 (the “Petition Date”), the Company filed with the Bankruptcy Court voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The Company is continuing in possession of their respective properties and continuing to operate and manage their businesses as debtors in possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code. On March 21, 2006, the Bankruptcy Court entered an order (Docket No. 33) that the Debtors’ Chapter 11 cases (the “Chapter 11 Cases”) be procedurally consolidated and jointly administered for procedural purposes only under Case No. 06-01489. The Honorable Allan L. Gropper is presiding over the Chapter 11 Cases. As of the date hereof, no request has been made for the appointment of a trustee or examiner in these cases. On April 10, 2006, the Office of the United States Trustee appointed an official committee of unsecured creditors (Docket No. 125) (the “Creditors Committee”). On May 18, 2006, the Office of the United States Trustee appointed an official Committee of Equity Security Holders (the “Equity Committee”).

Joint Prenegotiated Plan of Reorganization

As discussed in Note 2(a), on the Petition Date, the Company filed with the Bankruptcy Court, among other things, the Plan. The Plan provides for, among other things, (1) repayment in full of the Debtors’ then outstanding debtor in possession financing and the Tranche A Loan pursuant to a $170 million exit financing facility for which the Company has received a firm commitment from Credit Suisse, (2) conversion of the Tranche B Loan into 100% of the issued and outstanding equity of reorganized Oneida Ltd. as of the effective date of the Plan, (3) a distribution to the PBGC of a $3 million promissory note that (a) has a variable rate of interest if the PBGC votes to accept and does not object to the Plan and (b) is non-interest bearing in the event that the PBGC either votes to reject or objects to the Plan, (4) payment in full of all other allowed general unsecured claims of the Company and (v) cancellation of all of Oneida’s existing equity interests.

The Company entered into the Plan Support Agreement with 94% of the prepetition lenders holding Tranche A Loans and 100% of the prepetition lenders holding Tranche B Loans. Based on the number and percentage of prepetition lenders that have executed the Plan Support Agreement, the Company believes that they have received sufficient commitments to confirm the Plan.

On July 13, 2006, Oneida Ltd. signed a Letter of Intent to be acquired by an entity to be formed by D. E. Shaw Laminar Portfolios, L.L.C. and Xerion Capital Partners LLC, both current Oneida shareholders. The Proposed Transaction would have resulted in the issuance by the Company to buyer of 100% of the equity interest of Reorganized Oneida in consideration of the purchase price of at least $222,500,000. This transaction would have occurred through a plan funding agreement providing for substantially similar treatment as outlined in the Company’s current plan of reorganization, except that all claims, including the Secured Tranche B Claims, will be assumed or paid in full unless otherwise agreed to with a particular claimholder; provided, however, that holders of the Secured PBGC Claim and the Unsecured PBGC Claims will receive substantially similar treatment as set forth in the Current Plan, unless otherwise agreed to or as determined by the Bankruptcy Court.

On July 21, 2006, the Letter of Intent to be acquired by D.E. Shaw Laminar Portfolio, L.L.C. and Xerion Capital Partners LLC expired under its terms.

On August 31, 2006, the Company announced that its prenegotiated plan of reorganization was confirmed by the U.S. Bankruptcy Court for the Southern District of New York, setting the stage for Oneida's emergence from Chapter 11 as a privately-held company.

Financing

The DIP Credit Agreement

On the Petition Date, the Company filed with the Bankruptcy Court a motion for interim and final orders approving (i) the proposed Revolving Credit and Guaranty Agreement (the “DIP Credit Agreement”) among Oneida Ltd., as borrower, each of the other Debtors, as guarantors, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative and collateral agent (the “DIP Agent”), by which the Company plans to finance their operations during the Chapter 11 Cases, and (ii) an adequate protection package for the benefit of the lenders under the Company’s prepetition credit agreement (Docket No. 20). The DIP Credit Agreement provides for a total revolving commitment of $40 million, which includes availabilities for the issuance of letters of credit from a group of lenders led by the DIP Agent.

The Bankruptcy Court, on March 21, 2006, entered an order approving the DIP Credit Agreement on an interim basis (Docket No. 35) and, on April 7, 2006, entered an order approving the DIP Credit Agreement on a final basis (Docket No. 116).

The DIP Credit Agreement provides the Company with a $40 million senior secured priming facility which, subject to certain limitations, permits the Company to lend or advance funds to, or make intercompany investments in, its subsidiaries. The DIP Credit Agreement provides for the repayment in full of the Company’s prepetition revolving loans upon entry of the interim order. The Company believes that the DIP Credit Agreement will provide adequate liquidity to fund operations during the Chapter 11 Cases and to implement the Plan.

The Exit Facility

The Plan contemplates the Company entering into a $170 million credit facility (the “Exit Facility”) to be provided to Oneida Ltd., as reorganized on or after the effective date of the Plan, pursuant to which the Company will finance their emergence from Chapter 11. The Exit Facility provides for a five-year revolving commitment of up to $80 million and a $90 million six-year term loan. In connection with procurement of the Exit Facility, the Company is required to pay an arrangement fee to Credit Suisse of approximately $3.7 million. On March 27, 2006, the Debtors filed with the Bankruptcy Court a motion for an order authorizing the Debtors to pay this fee (Docket No. 64).

Results of Operations

	For the twelve Months Ended
	January 28, 2006	January 29, 2005	January 31, 2004

Net Sales:
Foodservice	$163,082	$193,602	$203,056
Consumer	125,530	154,985	184,079
International	59,218	66,449	65,840

Total net sales	347,830	415,036	452,975
License Fees	2,989	2,429	1,466

Total Revenues	350,819	417,465	454,441

Gross Margin	123,766	91,881	103,594
% Total Revenues	35.3%	22.0%	22.8%
Operating Expenses	111,623	176,878	160,472
% Total Revenues	31.8%	42.4%	35.3%

Fiscal year ended January 2006 compared with fiscal year ended January 2005
(Thousands of dollars, except per share data)

Consolidated revenues for the twelve months ended January 28, 2006 decreased $66,646 (16.0%) as compared to the same period in the prior year.

Foodservice

Net sales of Foodservice Division products during the twelve months ended January 28, 2006 primarily decreased by $30,520 (15.8%), compared to the corresponding period in the prior year. The decline in sales is attributed to reduced demand from broadline / equipment & supply distributors, chain restaurants, and the airline industry of approximately $15,300, $9,900 and $4,000, respectively, including the impact of the Company’s decision to discontinue distribution of common glassware products. The financial uncertainty surrounding the Company during the fiscal year ended January 2005 resulted in certain chain restaurants purchasing higher quantities throughout the prior year as a hedge against potential product flow disruptions. In addition, the uncertainty associated with the Company’s financial restructuring as well as general business trends also resulted in certain customers opting to either dual source their tabletop product requirements with competitors, or direct source from foreign manufacturers, which has resulted in lower sales in the current year, especially in the commodity flatware and dinnerware segments. Airline segment sales are down due to the continued financial condition of that sector. Chain restaurant sales have been adversely impacted by the emergence of non-traditional competitors in the fiscal year ending January 2006 as well as the loss of key sales personnel during the fiscal year ended January 2005.

Consumer

Net Sales of the Consumer Division decreased by approximately $29,455 (19.0%) compared to the corresponding period in the prior year. On August 28, 2004, substantially all of the assets of the Encore Promotions subsidiary were sold and the Company entered into a licensing agreement with the buyer, Bradshaw International, Inc. Hence, approximately, $11,800 of the annual sales decline is attributed to this sale. Also, as part of the Company’s continuing effort to restructure the Oneida Home division, 21 stores were closed since the end of the prior fiscal year accounting for approximately $10,200 of the net sales reduction. Retail flatware sales were down approximately $7,100 (12.1%) compared to the twelve months ended January 2005. This is mainly the result of reduced demand for the Company’s products and the Company’s customer and product rationalization effort that was implemented in early 2006. Partially offsetting these aforementioned revenue declines were increased sales of the Company’s retail dinnerware (approximately $1,600, or 6.2%), Special Markets sales (approximately $500, or 4.7%) and Licensing revenue (approximately $900, or 47.4%).

International

Net sales of the International division declined by $7,231 (10.9%) as compared to the same period in the prior year, primarily attributed to the Mexico and United Kingdom operations. The decrease in sales in the United Kingdom was impacted by the change in the Company’s crystal product supplier and a general softness in the demand for retail tabletop products. Mexico sales volume was adversely impacted by the direct import strategy of certain large volume customers in the Company’s commodity flatware and dinnerware segments, as well as the damage caused by the hurricanes in the region.

Gross Margins

Gross margin for the year ended January 28, 2006 was $123,766 (or 35.3% as a percentage of total revenues), as compared to $91,881 (22.0%) for the same period in the prior year. The majority of the gross margin improvement was attributed to the March 2005 closure and sale of the Sherrill, NY manufacturing facility (which had generated significant negative variances during the past several years), the 100% outsourcing of manufacturing operation and a $19,700 reduction in inventory write-downs from the prior year.

Operating Expenses

Consolidated operating expenses for the year ended January 28, 2006 were $111,623, compared to $176,878 for the same period in the prior year, a reduction of $65,255. Selling distribution and administrative expenses decreased $24,737 (or 19.8%) reflecting a decline in net sales and the impact of the Company’s cost reduction programs initiated in 2005 which included the consolidation of its east coast distribution operation in Sherrill, NY, the sale of Encore Promotions on August 28, 2004 and a reduction of selling and administrative employee headcount. For the year ended January 28, 2006 restructuring expenses of $5,478 were recorded associated with employee severance payments, the recording of a non-cancelable operating lease for the Buffalo China warehouse and restructuring related professional fees. During the third quarter the Company performed its annual testing of intangible assets under the provisions of SFAS 142. The results of the testing performed resulted in a goodwill impairment charge attributed to the United Kingdom operation of $4,233 for the year ended January 28, 2006, as compared to a similar charge of $15,509 for the same period in the prior year. In addition, due to decreased sales in certain European markets the Company determined that an impairment loss was incurred on an intangible asset for product distribution rights and recorded an impairment charge of $1,719 for the year ended January 28, 2006. The Company also recorded an impairment charge to the barter credits of $493 for the year ended January 28, 2006, compared to a similar charge of $3,990 for the prior year. Lastly, another contributing factor to the reduction in operating expenses was an impairment charge of $34,016 booked in the prior year in connection with the announcement of the closing of the Company’s flatware factory in Sherrill, New York.

Other Income and Expense

Other Income was $2,650 for the year ended January 28, 2006, compared to $66,550 for the year ended January 29, 2005. This decrease is primarily the result of a decision by the Company to terminate the Oneida Ltd. Retiree Group Medical Plan, the Long Term Disability and the Oneida Limited Security Plans. The plan terminations resulted in a one-time benefit of $65,684 during the prior fiscal year ended January 29, 2005. The remaining amounts of other income primarily represent foreign currency exchange gains.

Other Expense was $2,376 for the year ended January 28, 2006 compared to $7,190 for the year ended January 29, 2005. This decrease is primarily the result of a decision by the Company to freeze benefit accruals for two of its retirement plans and the Restoration Plan. The plan amendments resulted in plan curtailment charges of $3,565 in 2005. Additionally, the Company recorded a reserve for $1,400 associated with estimated environmental remediation costs for the year ended January 29, 2005. The remaining amounts of other expenses primarily represent foreign currency exchange losses.

Interest Expense Including Amortization of Deferred Financing Costs

Interest expense, including amortization of deferred financing costs, increased by $10,398 (45.9%) for the year ended January 28, 2006, versus the prior year, primarily as a result of higher effective interest rates on the Company’s restructured debt. Also contributing to the increased expense is the amortization of deferred financing costs associated with the restructured debt.

Income Tax Expense (Benefit)

The Company continues to provide a full valuation allowance against its net deferred tax assets. The provision for income taxes was $1,358, for the year ended January 28, 2006, as compared to $2,855, in the prior year. The provision for income taxes for the current year is primarily comprised of foreign tax expense related to foreign operations and domestic deferred tax liabilities recognized on indefinite long-lived intangibles. The Company continues to provide a full valuation allowance against its domestic net deferred tax assets and the net deferred tax assets of the United Kingdom operation. The Company has not recorded any tax benefits relative to losses incurred in the current year, since it is more likely than not that the resulting asset would not be realized. The Company will continue to maintain a valuation allowance until sufficient evidence exists to support its reversal.

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

The following table summarizes the Company’s provision for income taxes and the related effective tax rates:

	For the Year Ended
	January 28, 2006	January 29, 2005

Income (loss) before income taxes	$(20,618)	$(48,274)
Provision for income taxes	1,358	2,855

Fiscal year ended January 2005 compared with fiscal year ended January 2004
(Thousands of dollars, except per share data)

Results of Operations

Consolidated net sales for the twelve months ended January 29, 2005 decreased $37,939 (8.4%) as compared to the same period in the prior year.

Foodservice

Net sales of Foodservice products decreased by $9,454 (4.7%) over the same period in the prior year. The financial uncertainty surrounding the Company during the first six months of the current operating year resulted in certain chain restaurants purchasing higher quantities in the first quarter as a hedge against potential product flow disruptions. In addition, this also resulted in certain customers opting to dual source. The dual sourcing contributed to reduced sales in the third and fourth quarters. Temporary product shortages incurred during the first three quarters of the year added to the decline in sales as compared to the prior year.

Consumer

Net sales of Consumer products decreased by $29,094 (15.9%) over the same period in the prior year. On August 28, 2004, substantially all of the assets of the Encore Promotions subsidiary were sold and the Company entered into a licensing agreement with the buyer. Encore accounted for $12,318 of sales in the current year compared with $26,305 in the prior year, resulting in a year-over-year reduction of $13,987. In addition, during the current operating year, 17 unprofitable Oneida Home Stores were closed. The closed Oneida Home Stores contributed sales of $6,305 in the year ended January 29, 2005 compared to $7,752 for the year ended January 31, 2004. Overall, the table-top retail industry demand has decreased in the year resulting in reduced sales. Also contributing to the reduced sales were temporary shortages in certain product lines, precipitated by delivery issues and late shipments from certain foreign vendors.

International

Net sales from the International division were comparable to the same period in the prior year. A decrease attributed to reduced volume in the European and Latin American markets was offset by increased volume in the Australian market. The positive impact of foreign exchange translation was $816.

Gross Margins

Gross margin for the year ended January 29, 2005 was $91,881 (or 22.1% as a percentage of net sales), as compared to $103,594 (22.9%) for the same period in the prior year. The majority of the gross margin decline was attributed to the $36,976 reduction in revenues from the prior year and unfavorable product mix experienced by the Foodservice and Consumer segments. Offsetting this adverse margin effect was the favorable impact resulting from the closure of the aforementioned manufacturing facilities and outsourcing of production, which partially eliminated unfavorable variances and increased margins by approximately $15,851. Finally, gross margins were also unfavorably impacted by a $7,105 increase in inventory write-downs during the fiscal year ended January 29, 2005. In 2005 and 2004 (and the first quarter of the 2006 fiscal year), the Company has taken actions to redirect its manufacturing platform from a combination manufacturing and outsourcing model to a supplier of products wholly sourced from third party manufacturers. This transition was taken to help increase the Company’s gross margins. The future gross margins will not be materially affected by negative variances generated through the manufacturing process.

Operating Expenses

Consolidated operating expenses for the year ended January 29, 2005 were $176,878, compared to $160,472 for the same period in the prior year. The majority of the net $16,406 increase in expense is attributed to a $37,246 increase in impairment losses, partially mitigated by reductions in distribution costs of $4,505, reduction in selling expenses related to closures of $6,024, increases in gain on disposal of fixed assets of $1,836, and reductions in distribution costs and employee benefit related expenses of $1,803. The $37,246 increase in impairment loss during the fiscal year ended January 29, 2005 is attributed to the following:

•

Impairment loss on depreciable assets for the Sherrill, NY manufacturing facility and Buffalo, NY distribution facility, were recorded in the amount of $37,314 for the year ended January 29, 2005. The prior year’s impairment charges of $18,604 related to the Buffalo, NY manufacturing facility, discontinuance of certain glass and crystal lines, and Oneida Home Store closures. See Note 3 for further details regarding impairment charges.

•

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

Interest Expense Including Amortization of Deferred Financing Costs

Interest expense, including amortization of deferred financing costs, increased by $5,964 (35.8%) for the year ended January 29, 2005, versus the prior year, primarily as a result of higher effective interest rates on the Company’s restructured debt. Also contributing to the increased expense is the amortization of deferred financing costs associated with the restructured debt.

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

The following table summarizes the Company’s provision for income taxes and the related effective tax rates:

	For the Year Ended
	January 29, 2005		January 31, 2004

Income (loss) before income taxes	$(48,274)		$(73,948)
Provision for income taxes	2,855		25,263
Effective tax rate	(5.91%	)	(34.16%	)

Restructuring

On March 22, 2005 the Company sold its last remaining manufacturing facility located in Sherrill, New York to Sherrill Manufacturing Inc. The sale agreement included a supply agreement whereby the Company would purchase minimum quantities of products and services from Sherrill Manufacturing Inc. during a three-year period ending in March 2008. The sale also included a lease agreement whereby the Company would rent warehouse space from Sherrill Manufacturing Inc. for a two-year period.

On March 12, 2005, the Company sold the real property associated with its Shanghai, China facility that was closed in fiscal year 2004.

Finally, on April 12, 2005 the Company announced the closure of its foodservice distribution center located in Buffalo, New York. The distribution center was closed during the third quarter of fiscal year 2006. On June 6, 2006, the distribution center was sold, generating cash proceeds of approximately $5.3 million and a gain on sale of approximately $0.2 million.

Goodwill Impairment

During the year ended January 28, 2006, the Company performed its annual testing for the impairment of goodwill and intangible assets under the provisions of FAS 142. Under FAS 142, goodwill is tested under a two step approach. The first step requires the determination of the fair value of the reporting unit compared to the book value of that reporting unit. If the book value exceeds the fair value, a second step impairment test is required to measure the amount of impairment. The fair value of the Operations was determined through a combination of discounted cash flows and market comparables. Due to a decline in the United Kingdom operation’s operating profits and cash flows that was greater than expected the earnings forecast for the next five years was revised and, as such, in a goodwill impairment loss of $4,233 was recognized in the statement of operations under the caption “Impairment loss on intangible assets”. A similar impairment charge was taken in the United Kingdom and domestic operations of $15,509 and $337, respectively, for the year ended January 29, 2005.

Impairment of Other Assets

As a result of the reduced use of barter credits, it became apparent that it is probable that the Company will not use all of its remaining barter credits. The Company performed an evaluation in accordance with Statement of Financial Accounting Standards No. 144, to determine if the barter credits were subject to a possible impairment loss. Due to the estimate of future cash flow being less than the book value, it was determined that an impairment loss existed and as a result, an impairment charge of $493 and $3,990 was recorded in the consolidated statements of operations under the caption “Impairment loss on intangible assets” for the years ended January 28, 2006 and January 29, 2005, respectively.

As a result of decreased sales in certain European markets the Company determined that an impairment loss existed associated with an intangible asset for product distribution rights. Due to the decreased sales associated with the distribution rights the Company recorded an impairment charge of $1,719 in the consolidated statements of operations under the caption “Impairment loss on intangible assets” for the year ended January 28, 2006. Additionally, the Company recorded an impairment charge of $146 for obsolete tooling that was used in the production of a now obsolete glass product line.

Liquidity & Financial resources

Cash provided in operating activities was $14,550 for the year ended January 28, 2006, compared to cash used of $27,166 from the same period in the prior year. The net cash provided by operating activities for the year ended January 28, 2006 was primarily due to income from operations and positive working capital changes, including a decrease in accounts receivable, inventory and other assets which included $4,000 of restricted cash released from escrow by the Company’s lenders related to the August 2004 sale of Encore Promotions, partially offset by decreases in accounts payable, accrued liabilities and the payment of minimum pension plan contributions. During the year ended January 28, 2006, non-cash interest attributed to the Company’s PIK (Payment in Kind) option on its Tranche B debt amounted to $15,059. The net cash used by operating activities for the year ended January 29, 2005 was primarily due to increased operating losses and negative working capital changes affecting other assets ($9,135), accounts payable ($7,154), other liabilities ($10,604) and the payment of minimum pension plan contributions ($3,924). Excluding the impact of the employee benefit modifications of $1,803, accounts payable and accrued expenses have decreased by $13,465 since January 31, 2004. The financial uncertainty surrounding the Company resulted in certain vendors requiring shorter payment cycles. Also contributing to the unfavorable cash flow in fiscal 2005 were professional fees paid in connection with the restructuring of the Company’s debt and operational restructuring activities ($7,083), offset by inventory reductions ($14,311), reduced trade accounts receivable balances ($7,500) and reduced other current assets ($2,386).

Cash flow used in investing activities was $3,205 for the year ending January 28, 2006, compared to cash provided of $10,155 for the prior year. Capital expenditures were $4,758 and $3,623 for the years ending January 28, 2006 and January 29, 2005, respectively. The sale of the Company’s Shanghai manufacturing facility generated cash of $852, the sale of the Sherrill, New York manufacturing facility generated cash of $550 and the sale of other miscellaneous manufacturing equipment generated cash of $151 for the year ended January 28, 2006. During the fiscal 2005, the Company sold the Buffalo, New York, manufacturing facility, the manufacturing facilities in Mexico, the Canadian facility and part of the Italian facility. These sales generated cash of $13,778, which was used to reduce debt.

Net cash used in financing activities was $10,350 for the year ending January 28, 2006 versus net cash provided of $9,214 for the year ending January 29, 2005. Cash provided during the prior year was primarily a result of the Company’s restructuring of indebtedness. For the year ended January 28, 2006, the Company used cash to pay down its short term debt.

On August 9, 2004 the Company completed a comprehensive restructuring of the existing indebtedness with its lenders, along with new covenants based upon the then current financial projections. The restructuring included the conversion of $30 million of amount of debt into an issuance of a total of 29.85 million shares of the common stock of the Company to the individual members of the lender group or their respective nominees. The common shares were issued in blocks proportionate to the amount of debt held by each lender. As of August 9, 2004, these shares of common stock represented approximately 62% of the outstanding shares of common stock of the Company. In addition to the debt to equity conversion, the Company received a new $30 million revolving credit facility from the lenders and restructured the balance of the existing indebtedness into a Tranche A loan of $125 million and a Tranche B loan of $78.2 million. All the restructured debt is secured by a first priority lien over substantially all of the Company’s and its domestic subsidiaries’ assets. The Tranche A loan is scheduled to mature on August 9, 2007 and requires amortization based on available cash flow and fixed amortization of $1,500 per quarter beginning in the first quarter of the fiscal year ending January 2007. As of the balance sheet date of January 28, 2006, $6,000 of long-term debt has been reclassed to current based on the quarterly payments becoming due over the next twelve months. Interest on the Tranche A loan accrues at LIBOR (London Inter Bank Offered Rate) plus 6%-8.25% depending on the leverage ratio. The Tranche B loan is scheduled to mature in February 2008 with no required amortization. Interest on the Tranche B loan accrues at LIBOR plus 13% with a maximum interest rate of 17%. The Tranche B loan has a Payment in Kind (PIK) option, at the Company’s discretion, that permits the compounding of the interest in lieu of payment. During the third and fourth quarters of the fiscal year ended January 29, 2005, and during the fiscal year ending January 28, 2006, the Company chose the PIK option and cash interest was not paid on the Tranche B debt. During the fiscal year ended January 28, 2006, the Tranche B loan outstanding increased by $15,059 as a result of the Company exercising the PIK option. Beginning in the first quarter of the fiscal year ended January 2007, the Company was required to begin paying 30% of the Tranche B interest obligation in cash.

The August 2004 debt and equity restructuring constituted a change in control of the Company. There were several Company employee benefit plans that contained triggers if a change of control occurred. Such plans were amended to allow the debt and equity transaction without triggering the change in control provisions. In addition, the Shareholder Rights Plan was terminated.

The restructured debt agreement contained several covenants including a maximum total leverage ratio, minimum cash interest coverage ratio, minimum total interest coverage ratio, and minimum consolidated Earnings Before Interest, Taxes, Depreciation, Amortization and Restructuring Expenses (EBITDAR). The Company was in compliance with its covenants as of January 29, 2005, but anticipated violating the covenants at the end of the second quarter of the fiscal year ending January 28, 2006. On April 7, 2005, the Company’s lending syndicate approved an amendment to the Company’s credit agreement providing less restrictive financial covenants (beginning with the first quarter of the fiscal year ending January 2006), consenting to the sale of certain non-core assets, and authorizing the release of certain proceeds from the assets sold. The revised financial covenants extended through the fiscal year ending January 2007. As of January 28, 2006 the Company was technically in compliance with the revised financial covenants. Subsequent to the fiscal year ended January 28, 2006 the Company filed with the Bankruptcy Court voluntary petitions for relief under chapter 11 of the Bankruptcy Code and as a result was in default under the current debt agreement. As such, the Domestic long term debt has been reclassified as current debt. See Note 17 of the audited financial statements which explains the Company’s plan of reorganization which was approved by the lending group.

On March 19, 2006, the Company filed, among other things, their proposed Joint Prenegotiated Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (Docket No. 23) (as may be amended, supplemented or otherwise modified from time to time, the “Plan”). The Plan provides for, among other things, (1) repayment in full of Oneida Ltd.’s (“Oneida”) and certain of its direct and indirect domestic subsidiaries’ (collectively, the “Debtors”) then outstanding debtor in possession financing and the Tranche A Loan pursuant to a $170 million Exit Financing facility for which the Debtors have received a firm commitment from Credit Suisse, (2) conversion of the Tranche B Loan into 100% of the issued and outstanding equity of reorganized Oneida as of the effective date of the Plan, (3) a distribution to the PBGC of a $3 million promissory note that (a) has a variable rate of interest if the PBGC votes to accept and does not object to the Plan and (b) is non-interest bearing in the event that the PBGC either votes to reject or objects to the Plan, (4) payment in full of all other allowed general unsecured claims of the Debtors and (5) cancellation of all of Oneida’s existing equity interests. On March 19, 2006, the Company issued a press release and disclosed on Form 8-K filed on March 22, 2006 that it had commenced chapter 11 proceedings and disclosed that, pursuant to the Plan that was filed with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) contemporaneously with its chapter 11 filing, its existing common and preferred stockholders would not receive any distributions under the Plan and their equity would be cancelled on the effective date of the Plan. The Company believes that the implementation of the Plan will result in a capital structure that will permit the Company to continue as a going concern.

On the Petition Date, the Company filed with the Bankruptcy Court a motion for interim and final orders approving (i) the proposed Revolving Credit and Guaranty Agreement (the “DIP Credit Agreement”) among Oneida Ltd., as borrower, each of the other Debtors, as guarantors, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative and collateral agent (the “DIP Agent”), by which the Company plans to finance their operations during the Chapter 11 Cases, and (ii) an adequate protection package for the benefit of the lenders under the Company’s prepetition credit agreement (Docket No. 20). The DIP Credit Agreement provides for a total revolving commitment of $40 million, which includes availabilities for the issuance of letters of credit from a group of lenders led by the DIP Agent.

The DIP Credit Agreement provides the Company with a $40 million senior secured priming facility which, subject to certain limitations, permits the Company to lend or advance funds to, or make intercompany investments in, their subsidiaries. The DIP Credit Agreement provides for the repayment in full of the Company’s prepetition revolving loans upon entry of the interim order. The Company believes that the DIP Credit Agreement provides adequate liquidity to fund operations during the Chapter 11 Cases and to implement the Plan.

On June 7, 2006, the Company’s lending syndicate approved Amendment No. 1 to the Company’s DIP Credit Agreement which amends the deadlines for the Company to submit: (a) the audited financial statements for the fiscal year ended January 28, 2006 and (b) the unaudited financial statements for the quarter ended April 29, 2006 to August 1, 2006 and August 15, 2006, respectively.

On August 1, 2006, the Company’s lenders approved Amendment No. 2 to the Company’s Revolving Credit and Guaranty Agreement dated as of March 21, 2006 (“DIP Credit Agreement”) which amends the deadlines for the Company to submit: (a) the audited financial statements for the fiscal year ended January 28, 2006, and (b) the unaudited financial statements for the quarter ended April 29, 2006, to August 15, 2006 and August 29, 2006, respectively.

On August 15, 2006, the Company’s lenders approved Amendment No. 3 to the Company’s Revolving Credit and Guaranty Agreement dated as of March 21, 2006 (“DIP Credit Agreement”) which amends the deadlines for the Company to submit: (a) the audited financial statements for the fiscal year ended January 28, 2006, and (b) the unaudited financial statements for the quarter ended April 29, 2006, to September 15, 2006 and October 16, 2006, respectively.

On August 31, 2006, the Company announced that its prenegotiated plan of reorganization was confirmed by the U.S. Bankruptcy Court for the Southern District of New York, setting the stage for Oneida’s emergence from Chapter 11 as a privately-held company.

Working capital was $(128,415) as of January 28, 2006 as compared to $87,488 at January 29, 2005. The negative working capital at January 28, 2006 was primarily caused by the classification of the Company’s domestic long-term debt as current due to the default under the debt agreement resulting from the Company’s voluntary petition for relief under Chapter 11 of the Bankruptcy Code agreements as current liabilities.

As part of the Company’s plan of reorganization, it is anticipated that capital expenditures will be approximately $10 million for fiscal year 2007.

Contractual Cash Obligations	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Short Term Debt	$219,386	$219,386	$—	$—	$—
Current Portion Long-Term Debt	1,597	1,597	—	—	—
Long-Term Debt	218	—	173	45	—
Lease Commitments	21,289	5,220	10,264	1,597	4,208
Purchase Commitments(1)	38,702	17,687	20,780	235	—
Interest(2)	57,829	57,829	—	—	—
Pension Funding	46,813	19,277	16,115	2,920	8,501

Total Cash Obligations	$385,834	$320,996	$47,332	$4,797	$12,709

(1)	Purchase Commitment for manufacturing are discussed in Note 8 of the audited financial statements.

(2)	Assumes the Company pays off existing debt in one year or less through the Chapter 11 Bankruptcy proceedings.

Accounting Pronouncements

See Note 1. Significant Accounting Policies in the Notes to the Consolidated Financial Statements.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions inherent in the Company’s financial statements include those made regarding valuation of accounts receivable, inventory, goodwill, deferred tax assets, contingent liabilities and the Company’s pension, postretirement, self insured workers compensation and self insured medical plans. Actual results could differ from those estimates.

Revenue Recognition

Revenues consist of sales to customers and license fees. Wholesale revenues are recognized when title passes and the risks and rewards of ownership have transferred to the customer, based on the shipping terms FOB shipping point pursuant to the Company’s invoice. Retail store revenues are recognized at the time of sale. Amounts charged to customers for shipping are recognized in revenues. The Company has established an allowance for merchandise returns and markdowns based on historical experience, product sell-through performance by product and by customer, current and historical trends in the tableware industry and changes in demand for its products. The returns allowance is recorded as a reduction in revenues for the estimated sales value of the projected merchandise returns and as a reduction in cost of sales for the corresponding cost amount. Markdown allowances are estimated and deducted from revenue at the time that revenue is recognized. From time to time actual results will vary from the estimates that were previously established. Due to the existence of monitoring systems, the Company’s visibility into its customers’ inventory levels and the ongoing communication with its customers, the Company is able to identify variances in its estimates in a timely manner, that are then properly reflected in its financial statements. The terms offered by the Company are standard for the industry.

The Company licenses the ONEIDA name for the use of third parties on products complementary to the Company’s own core tableware lines. In accordance with the terms of these license agreements, license fees are received quarterly and are based on a percentage of the licensee’s reported sales. Revenue is recognized quarterly as fees are received, and there are no advance license payments.

Customer Credit and Collections

The Company maintains allowances for doubtful accounts in order to reflect the potential uncollectability of receivables related to purchases of products on open credit. If the financial condition of our customers were to deteriorate resulting in their inability to make required payments, the Company may be required to record additional allowances. The Company evaluates the adequacy of the allowances for the doubtful accounts on a periodic basis. The evaluation includes historical trends in collections and write-offs, management’s judgment of the probability of collecting accounts and management’s evaluation of business risk. The evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. Accounts are determined to be uncollectible when the balance is deemed to be worthless or only recoverable in part and are written off at that time through a charge against the allowance.

Inventories

Inventories are valued at the lower of cost or market value. Approximately .01% and 21% of inventories are valued under the last-in, first-out (LIFO) method in 2006 and 2005, respectively, with the remainder valued under the first-in, first-out (FIFO) method. Cost is determined based solely on those charges incurred in the acquisition of the related goods. The Company estimates an inventory reserve for excess and obsolete quantities based on specific identification taking into account future demand and market conditions. If actual demand or market conditions in the future are less favorable than estimated, additional write-downs may be required.

Goodwill and Intangibles

Effective January 27, 2002, the Company adopted the provisions of SFAS No. 142 (FAS 142), “Goodwill and Other Intangible Assets” which requires companies to cease amortizing goodwill and certain intangible assets deemed to have an indefinite useful life. Instead, FAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life to be reviewed for impairment upon adoption of FAS 142 and annually thereafter, or if there is a triggering event. Under FAS 142 goodwill is tested under a two step approach. The first step requires the determination of the fair value of the reporting unit compared to the book value of that reporting unit. If the book value exceeds the fair value, a second step impairment test is required to measure the amount of impairment.

The Company performs its annual impairment test during the third quarter. The methodologies used to estimate fair value include the use of estimates and assumptions, including projected revenues, earnings and cash flows. The carrying value exceeded the fair value resulting in the impairment charge. The charge is recorded in the statement of operations under the caption “Impairment loss on intangible assets”. The assumptions used to formulate projected revenues, earnings and cash flows are subject to charge in future business conditions, which result in impairment to goodwill and intangible assets. The impairment charges could be material.

Advertising Costs

The Company expenses advertising costs as incurred during the year. Through January 2005, the Company maintained Co-Operative Advertising Agreements (“Co-Op”) with major customers, which grant an allowance for advertising the Company’s products in their catalogs and retail inserts. The Company follows Emerging Issues Task Force (“EITF”) Statement No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of Vendor’s Products”), which requires cash consideration given by a vendor to a customer to be shown as advertising expense when the vendor receives an identifiable benefit and the fair value of such benefit can be reasonably estimated. During the year, the customers submitted the actual advertising expenses, which reduced the advertising allowance. In addition, the Company advertised its products within various publications, and recorded the expenses in selling and administrative expenses. Product and cooperative advertising were reported in the statement of operations. The amounts were $388, $862 and $1,896 during fiscal years ended 2006, 2005 and 2004, respectively.

Freight Costs

The Company follows Emerging Issues Task Force Statement No. 00-10, “Shipping and Handling Fees and Costs”, which requires that freight costs charged to customers be classified as revenues. Freight expenses are included in cost of sales.

Forward-Looking Statements

With the exception of historical data, the information contained in this Report, as well as those other documents incorporated by reference herein, may constitute forward-looking statements, within the meaning of the Federal securities laws, including but not limited to the Private Securities Litigation Reform Act of 1995. When used, words such as “anticipate”, “believe”,

“expect”, “intend”, “may”, “might”, “plan”, “estimate”, “project”, “should”, “will be”, “will result” and similar words or phrases which do not relate solely to historical matters or data are intended to identify forward-looking statements. The Company cautions investors that forward-looking statements are based upon management beliefs and assumptions and information currently available to management. As such, forward-looking statements are subject to numerous uncertainties and may be affected by known and unknown risks, trends and factors that are beyond the Company’s control. In the event that such risks materialize, trends or factors change, or beliefs or assumptions prove incorrect, the Company’s actual results may differ materially from those expressed or implied herein. The risk factors which may affect the Company’s future results include, but are not limited to, the following:

•	Successful completion of the Chapter 11 proceedings.

•	Failure of the Company to comply with covenants included in its loan agreements.

•	Amount of professional fees incurred with the Chapter 11 proceedings.

•	Changes in demand for our products, market conditions, or product availability adversely affecting sales levels.

•	Continued decline in the Company’s revenues due to (but not limited to) customer dual sourcing and direct importing strategies.

•	Changes in markets or competition adversely affecting realization of price increases.

•	Net cash expenditures and timing of actions in connection with restructuring and special charges.

•	Failure to achieve projected levels of efficiencies, cost savings and cost reduction measures, including those expected as a result of our strategic sourcing plans.

•	The amounts of cash expenditures, benefits and the timing of actions in connection with our enterprise-wide business system implementation.

•	Availability and costs of raw materials, purchased components, energy and freight.

•	Changes in expected levels of operating cash flow and uses of cash.

•	General economic and business conditions in particular industries or markets.

•	Regulatory issues, changes in tax laws or changes in geographic profit mix affecting tax rates and availability of tax incentives.

•	A major disruption in one of our distribution facilities or headquarters.

•	Impact of lead times, quality and delivery of product.

•	Future levels of indebtedness and capital spending.

•	Anticipated future contributions and assumptions with respect to pensions.

•	Unexpected costs or charges, certain of which might be outside of our control.

•	Changes in strategy, economic conditions or other conditions outside of our control affecting anticipated future global product sourcing levels.

•	Intense or new competition in the markets in which we compete.

•	Changes in customers’ credit worthiness adversely affecting the ability to continue business relationships with major customers.

•	The outcome of environmental, legal and tax contingencies or costs compared to amounts provided for such contingencies.

•	Changes in accounting principles, interpretations, or estimates.

•	Adverse changes in foreign currency exchange rates and the potential use of hedging instruments to hedge the exposure to fluctuating rates of foreign currency exchange on inventory purchases.

•	Other factors described in our SEC filings, including the “Business” and “Risk Factors” Section in the Annual Report on Form 10-K for the year ended January 28, 2006.

Any such forward-looking statements are not guarantees of future performances and actual results, developments and business decisions may differ from those contemplated by such forward-looking statements. The Company disclaims any duty to update any forward-looking statement, all of which are expressly qualified by the foregoing, other than as required by law.

ITEM 7A	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk is impacted by changes in interest rates and foreign currency exchange rates. The Company’s United Kingdom subsidiary periodically enters into forward exchange contracts in order to hedge its exposure to foreign exchange risk. The Company had open forward exchange contracts in the amount of $3.9 million for the year ended January 28, 2006.

The Company’s primary market risk is interest rate exposure in the United States. Historically, the company manages interest rate exposure through a mix of fixed and floating rate debt. The majority of the company’s debt is currently at floating rates. Based on floating rate borrowings outstanding at January 28, 2006, a 1% change in the rate would result in a corresponding change in interest expense of $2.2 million.

The Company has foreign exchange exposure related to its foreign operations in Mexico, Canada, Italy, Australia, the United Kingdom and China. See Note 16 of Notes to Consolidated Financial Statements for details on the Company’s foreign operations. Translation adjustments recorded in the statement of operations were not of a material nature. See Foreign Currency Translation in Note 1 of Notes to Consolidated Financial Statements for further discussion.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Oneida, Ltd
163-181 Kenwood Ave
Oneida, New York 13421

We have audited the accompanying consolidated balance sheets of Oneida, Ltd and subsidiaries as of January 28, 2006 and January 29, 2005 and the related statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended. We have also audited the schedules listed in the accompanying index for the years ended January 28, 2006 and January 29, 2005. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oneida, Ltd. and subsidiaries at January 28, 2006 and January 29, 2005, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedules present fairly, in all material respects the information set forth therein for the years ended January 28, 2006 and January 29, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Oneida Ltd’s internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 12, 2006 expressed an unqualified opinion thereon.

The consolidated statements of operations, of changes in stockholders equity (deficit), of comprehensive loss and of cash flows of Oneida Ltd. for the year ended January 31, 2004, were audited by other auditors. As described in Note 16, the Company changed the composition of its reportable segments in 2006, and the amounts in the 2004 financial statements relating to reportable segments have been restated to conform to the 2006 composition of reportable segments. We audited the adjustments that were applied to restate the disclosures for reportable segments reflected in the 2004 financial statements. Our procedures included (a) agreeing the adjusted amounts of segment revenues, operating income and assets to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliations of segment amounts to the consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2004 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2004 financial statements taken as a whole.

The accompanying financial statements have been prepared assuming that Oneida, Ltd will continue as a going concern, which contemplates continuity of Oneida’s operations and realization of its assets and payments of its liabilities in the ordinary course of business. As discussed in Note 2 to the financial statements, on March 19, 2006, Oneida, Ltd filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The uncertainties inherent in the bankruptcy process and Oneida’s recurring losses raise substantial doubt about the Company’s ability to continue as a going concern. Oneida Ltd is currently operating its business as a Debtor-in-Possession under the jurisdiction of the Bankruptcy Court, and continuation of Oneida as a going concern is contingent upon, among other things, the emergence from bankruptcy, Oneida’s ability to comply with all debt covenants under the existing debtor-in-possession financing agreement, and Oneida Ltd’s ability to generate sufficient cash from operations and obtain financing sources to meet its future obligations. If the Company does not emerge from bankruptcy, it is possible that Oneida’s assets may be liquidated. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of these uncertainties.

/s/ BDO Seidman, LLP
New York, New York

May 12, 2006
Except for Notes 16 and 17, as to which the date is August 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Oneida Ltd.

In our opinion, the consolidated statements of operations, of changes in stockholders' equity (deficit), of comprehensive loss and of cash flows for the year ended January 31, 2004, before the effects of the adjustments to retrospectively apply the change in the composition of reportable segments described in Note 16, present fairly, in all material respects, the results of operations and cash flows of Oneida Ltd. and its subsidiaries for the year ended January 31, 2004, in conformity with accounting principles generally accepted in the United States of America (the January 31, 2004 consolidated financial statements before the effects of the adjustments discussed in Note 16 are not presented herein). In addition, in our opinion, the financial statement schedule of valuation and qualifying accounts for the year ended January 31, 2004 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements before the effects of the adjustments described above. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit, before the effects of the adjustments described above, of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 2(c), the Company has suffered significant losses and is in violation of its debt covenants. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this uncertainty are described in Note 2(c). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in the composition of reportable segments described in Note 16 and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have properly applied. Those adjustments were audited by other auditors.

PricewaterhouseCoopers LLP

Syracuse, New York

April 30, 2004

ONEIDA LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of Dollars, except per share data)
Years ended

	January 28, 2006	January 29, 2005	January 31, 2004

Revenues:
Net sales	$347,830	$415,036	$452,975
License fees	2,989	2,429	1,466

Total Revenues	350,819	417,465	454,441

Cost of sales	227,053	325,584	350,847

Gross margin	123,766	91,881	103,594

Operating expenses:
Selling, distribution and administrative expense	99,887	124,624	134,304
Restructuring (income) expense (Note 3)	5,478	(323)	9,001
Impairment loss on depreciable assets (Note 3)	—	37,314	18,604
Impairment loss on intangible assets (Note 3)	6,591	19,836	1,300
Gain on the disposal of fixed assets	(333)	(4,573)	(2,737)

Total	111,623	176,878	160,472

Income (loss) from operations	12,143	(84,997)	(56,878)
Other income (Note 14)	(2,650)	(66,550)	(2,654)
Other expense (Note 14)	2,376	7,190	3,051
Interest expense and amortization of deferred financing costs	33,035	22,637	16,673

Loss before income taxes	(20,618)	(48,274)	(73,948)
Provision for income taxes (Note 4)	1,358	2,855	25,263

Net loss	$(21,976)	$(51,129)	$(99,211)

Preferred stock dividends	(129)	(129)	(129)

Net loss available to common stockholders	$(22,105)	$(51,258)	$(99,340)

Loss per share of common stock
Net loss:
Basic	$(0.47)	$(1.68)	$(5.98)
Diluted	(0.47)	(1.68)	(5.98)

See notes to consolidated financial statements.

ONEIDA LTD.
CONSOLIDATED BALANCE SHEETS
(Thousand of Dollars)

	January 28, 2006	January 29, 2005

ASSETS (Note 9)
Current assets:
Cash	$2,758	$2,064
Trade accounts receivables, less allowance for doubtful accounts of $1,344 and $3,483, respectively (Note 5)	46,684	53,226
Other accounts and notes receivable (Note 5)	2,237	1,398
Inventories, net of reserves of $6,328 and $22,405, respectively (Note 6)	96,726	106,951
Other current assets	4,641	3,789

Total current assets	153,046	167,428
Property, plant and equipment, net (Note 7)	20,268	23,149
Assets held for sale	5,595	1,263
Goodwill	116,086	121,103
Other assets	5,176	15,869

Total assets	$300,171	$328,812

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Short-term debt (Note 9)	$219,386	$9,577
Accounts payable	10,691	14,735
Accrued liabilities (Note 10)	28,847	33,651
Accrued restructuring (Note 3)	1,169	524
Accrued pension liabilities (Note 11)	19,277	17,667
Deferred income taxes (Note 4)	494	1,214
Long term debt classified as current (Note 9)	1,597	2,572

Total current liabilities	281,461	79,940
Long term debt (Note 9)	218	204,344
Accrued postretirement liability (Note 11)	2,515	2,633
Accrued pension liability (Note 11)	27,536	24,254
Deferred income taxes (Note 4)	10,404	9,087
Other liabilities	11,334	12,173

Total liabilities	333,468	332,431
Commitments and contingencies (Note 8 and Note 17)
Stockholders’ equity (deficit):
Cumulative 6% preferred stock--$25 par value; authorized 95,660 shares, issued 86,036 shares, callable at $30 per share	2,151	2,151
Common stock--$1.00 par value; authorized 48,000,000 shares, issued 47,781,288	47,781	47,781
Additional paid-in capital	84,719	84,719
Retained deficit	(106,038)	(84,062)
Accumulated other comprehensive loss	(40,341)	(32,639)
Less cost of common stock held in treasury; 1,149,364	(21,569)	(21,569)

Total Stockholders’ deficit	(33,297)	(3,619)

Total liabilities and stockholders’ deficit	$300,171	$328,812

See notes to consolidated financial statements.

ONEIDA LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Thousands of Dollars)

	Common Shares	Common Stock	Preferred Stock	Add’l Paid-in Capital	Retained Earnings (Deficit)	Accum. Other Comp. Inc(Loss)	Treasury Stock	Total

Balance January 25, 2003	17,837	$17,837	$2,151	$84,318	$68,407	$(19,190)	$(24,134)	$129,389
Stock plan activity, net of tax	46	46		243				289
Cash dividend declared ($.02 per common share and $.375 per preferred share)					(363)			(363)
Net loss					(99,211)			(99,211)
Foreign currency translation adjustments						5,392		5,392
Contribution of treasury shares to ESOP					(1,766)		2,565	799
Minimum pension liability adjustments, net of tax benefit of $0						(13,695)		(13,695)

Balance January 31, 2004	17,883	$17,883	$2,151	$84,561	$(32,933)	$(27,493)	$(21,569)	$22,600
Common Stock issuance related to restructured debt	29,853	29,853		147				30,000
Stock plan activity, net of tax	45	45		11				56
Net loss					(51,129)			(51,129)
Foreign currency translation adjustment						773		773
Minimum pension liability adjustments, net of tax benefit of $0						(5,919)		(5,919)

Balance January 29, 2005	47,781	47,781	2,151	84,719	(84,062)	(32,639)	(21,569)	(3,619)
Net loss					(21,976)			(21,976)
Foreign currency translation adjustment						(816)		(816)
Minimum pension liability adjustments, net of tax benefit of $0						(6,886)		(6,886)

Balance January 28, 2006	47,781	$47,781	$2,151	$84,719	$(106,038)	$(40,341)	$(21,569)	$(33,297)

See notes to consolidated financial statements.

Oneida Ltd.
Consolidated Statements of Comprehensive Loss
(Thousands of Dollars)

	January 28, 2006	January 29, 2005	January 31, 2004

Net (loss)	$(21,976)	$(51,129)	$(99,211)

Other comprehensive loss:
Foreign currency translation adjustments, net of income tax benefit of $0	(816)	773	5,392

Minimum pension liability adjustments, net of income tax benefit of $0 in January 28, 2006, January 29, 2005 and January 31, 2004, respectively	(6,886)	(5,919)	(13,695)

Total other comprehensive loss	(7,702)	(5,146)	(8,303)

Comprehensive loss	$(29,678)	$(56,275)	$(107,514)

Accumulated other comprehensive loss	$(40,341)	$(32,639)	$(27,493)

Components of the accumulated balances of other comprehensive loss:

	Foreign Currency Translation Adjustments	Minimum Pension Liability	Accumulated Other Comprehensive Loss

Balance January 25, 2003	$(35,849)	$16,659	$(19,190)
2004 Activity	5,392	(13,695)	(8,303)

Balance January 31, 2004	$(30,457)	$2,964	$(27,493)
2005 Activity	773	(5,919)	(5,146)

Balance January 29, 2005	$(29,684)	$(2,955)	$(32,639)
2006 Activity	(816)	(6,886)	(7,702)

Balance January 28, 2006	$(30,500)	$(9,841)	$(40,341)

See notes to consolidated financial statements.

ONEIDA LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)

Year ended in January	2006	2005	2004

CASH FLOW (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net (loss)	$(21,976)	$(51,129)	$(99,211)
Adjustments to reconcile net (loss) to net cash provided by (utilized by) operating activities:
Non-cash interest (Payment in Kind)	15,059	5,798	—
Depreciation	2,305	12,063	11,417
Impairment of long lived assets	—	37,314	18,604
Impairment of other intangible assets	6,591	19,836	1,300
Accrued restructuring	645	(6,876)	(7,400)
Inventory write downs	(22)	19,726	12,622
Pension plan amendment	—	3,566	—
Post retirement health care plan amendment	—	(65,684)	—
Gain on disposition of properties and equipment	(333)	(4,573)	(2,737)
Deferred taxes	598	477	30,642
Bad debt (benefit) expense	(2,139)	522	(1)
Decrease (increase) in operating assets:
Receivables	7,321	7,500	17,979
Inventories	8,775	14,311	19,288
Other current assets	(917)	2,386	2,380
Other assets	8,640	(9,135)	(128)
Increase (decrease) in accounts payable	(3,687)	(7,154)	(3,173)
Increase (decrease) in accrued liabilities	(923)	8,217	9,913
Pension plan contributions	(4,971)	(3,924)	—
Increase (decrease) in other liabilities	231	(10,604)	—
Effect of foreign currency on intercompany balances	(647)	197	1,609

Net cash provided by (used in) operating activities	14,550	(27,166)	13,104

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of properties and equipment	(4,758)	(3,623)	(5,123)
Proceeds from dispositions of properties and equipment	1,553	13,778	3,456

Net cash (used in) provided by investing activities	(3,205)	10,155	(1,667)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	56	289
(Payments)/borrowings of short-term debt net	(3,892)	1,668	(1,480)
Proceeds from issuance of long-term debt	—	7,490	—
Payments of long-term debt net of non-cash interest	(6,458)	—	(2,602)
Dividends paid	—	—	(426)

Net cash (used in) provided by financing activities	(10,350)	9,214	(4,219)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(301)	(25)	15

NET INCREASE (DECREASE) IN CASH	694	(7,822)	7,233
CASH AT BEGINNING OF YEAR	2,064	9,886	2,653

CASH AT END OF YEAR	$2,758	$2,064	$9,886

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the year for:
Interest	$15,290	$20,395	$15,140
Income taxes	$1,156	$533	$114
Non-cash investing activity:
Non-cash issuance of common stock	—	$30,000	—

See notes to consolidated financial statements.

ONEIDA LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars Except Share and Per Share)

1. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company uses a 52-53 week fiscal year ending on the last Saturday in January. The fiscal year ended January 28, 2006 included 53 weeks of activity while the previous fiscal years included 52 and 53 weeks of activity, respectively. The financial statements of certain non U.S. subsidiaries are consolidated with those of the parent on the basis of years ending in December. All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions inherent in the Company’s financial statements include those made regarding valuation of accounts receivable, inventory, goodwill, deferred tax assets, contingent liabilities and the Company’s pension, postretirement, self insured workers compensation and self insured medical plans. Actual results could differ from those estimates.

Foreign Currency Transactions

All balance sheet accounts denominated in a foreign currency are translated into U.S. dollars at the rate of exchange in effect at year-end. Foreign exchange gains or losses are recorded when payments of liabilities are made. The gains or losses resulting from the above are included in the results of operations.

Reclassifications

Certain reclassifications have been made to the prior year’s information to conform to the current year presentation.

Comprehensive Income (Loss)

Comprehensive income (loss), in addition to net income (loss), includes as income or loss, the following items, which if present are included in the equity section of the balance sheet: unrealized gains and losses on certain investments in debt and equity securities; foreign currency translation; gains and losses on derivative instruments designated as cash flow hedges; and minimum pension liability adjustments. The Company has reported comprehensive income in the Consolidated Statements of Comprehensive (Loss) Income.

Stock Option Plans

The Company has elected to continue following APB No. 25 “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, in accounting for its two stock-based compensation plans. Under APB 25, compensation expense is not required to be recognized for the Company’s stock-based compensation plans if options granted to employees are at prices equal to or greater than fair value at the date of grant. Under Statement of Financial Accounting Standards No. 123 (“SFAS 123”) “Accounting for Stock Based Compensation”, compensation expense would be recognized for the fair value of the options on the date of grant over the vesting period of the options.

Application of the fair-value based accounting provision of SFAS 123 results in the following pro forma amounts of net (loss) income and earnings (loss) per share:

		2006	2005	2004

Net loss, as reported		$(21,976)	$(51,129)	$(99,211)

Less: Total stock-based employee compensation expense determined under Black-Scholes option pricing model, net of related tax effect of $0, $0 and $0, respectively		(15)	(2,891)	(2,386)

Pro forma net loss		$(21,991)	$(54,020)	$(101,597)

Earnings (loss) per share:
As reported:	Basic	$(.47)	$(1.68)	$(5.98)
	Diluted	(.47)	(1.68)	(5.98)
Pro forma:	Basic	(.47)	(1.77)	(6.12)
	Diluted	(.47)	(1.77)	(6.12)

There was no stock based employee compensation expense included in the Consolidated Statement of Operations. In August 2004, the Company underwent a change in control in connection with its financial restructuring that triggered accelerated vesting of certain unvested employee stock options. During the quarter ended July 30, 2005, the Company reviewed the accounting for its stock option plans and determined that a change in vesting occurred as a result of the August 2004 change in control. The Company determined the impact of the accelerated vesting, taking into consideration the amount of pro-forma expense reported to date, and has restated the prior year’s pro-forma calculation to include those remaining vesting costs that would have been reported at the January 29, 2005 balance sheet date. The effect on the prior year pro-forma calculation was a deduction of $1,641 and the related per share amounts was $.04 for the year ended January 29, 2005. As of the end of fiscal year January 28, 2006, all employee stock options were fully vested.

During 2005, the Company terminated the Employee Stock Purchase Plan (ESPP), the impact of which is accounted for and described in Note 13.

Loss per Share

Basic and diluted loss per share are presented for each period in which a statement of operations is presented. Basic loss per share is computed by dividing net loss less preferred stock dividends earned, even if not declared, by the weighted average shares actually outstanding for the period. Diluted loss per share include the potentially dilutive effect of shares issuable under the employee stock purchase and incentive stock option plans. The Company had anti-dilutive shares outstanding of 762, 646 and 960 for 2006, 2005 and 2004, respectively. These shares are not part of the calculation in determining earnings per share.

Cash and Cash Equivalents

Cash and cash equivalents include securities with original maturities of three months or less.

Customer Credit and Collections

The Company maintains allowances for doubtful accounts in order to reflect the potential uncollectability of receivables related to purchases of products on open credit. If the financial condition of our customers were to deteriorate resulting in their inability to make required payments, the Company may be required to record additional allowances. The Company evaluates the adequacy of the allowances for the doubtful accounts on a periodic basis. The evaluation includes historical trends in collections and write-offs, management’s judgment of the probability of collecting accounts and management’s evaluation of business risk. The evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. Accounts are determined to be uncollectible when the balance is deemed to be worthless or only recoverable in part and are written off at that time through a charge against the allowance.

Inventories

Inventories are valued at the lower of cost or market value. Approximately .01% and 21% of inventories are valued under the last-in, first-out (LIFO) method in 2006 and 2005, respectively, with the remainder valued under the first-in, first-out (FIFO) method.

The dollar value of the Company’s reserve for inventories valued under the last-in, first-out (LIFO) method was $96 and $5,564, respectively for the fiscal years ended January 28, 2006 and January 29, 2005.

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

Interest relating to the cost of constructing certain fixed assets requiring an extended period of time to get ready for their intended use are capitalized and amortized over the asset’s estimated useful life.

Barter

The Company has entered into various barter transactions exchanging inventory for future barter credits to be utilized on advertising and other goods and services.

The credits are recorded at the fair value of the inventory exchanged in accordance with APB 29, “Accounting for Non-Monetary Transactions” and Emerging Issues Task Force 93-11 “Accounting for Barter Transactions”. The value of the barter credits totaled $0 and $493 net of reserves of $4,963 and $4,469 at January 28, 2006 and January 29, 2005, respectively, and expire in December 2010. See the section below (“Impairment of Intangible Assets”) which describes the $493 and $3,990 impairment losses on barter credits recorded during the years ended January 28, 2006 and January 29, 2005, respectively.

Impairment of Intangible Assets

As a result of the reduced use of barter credits, it became apparent that it is probable that the Company will not utilize all of its remaining barter credits. The Company performed an evaluation to determine if the barter credits were subject to a possible impairment loss. Due to the projected cash flow being less than the book value, it was determined that an impairment loss existed and as a result, an impairment charge of $493 and $3,990 was recorded as a charge in the consolidated statements of operations under the caption “Impairment loss on intangible assets” for the years ended January 28, 2006 and January 29, 2005, respectively.

As a result of decreased sales in certain European markets the Company determined that an impairment loss existed associated with an intangible asset for product distribution rights. Due to the decreased sales associated with the distribution rights the Company booked an impairment charge of $1,719 in the consolidated statements of operations under the caption “Impairment loss on intangible assets” for the year ended January 28, 2006. Additionally, the Company recorded an impairment charge of $146 for obsolete tooling that was used in the production of a now obsolete glass product line.

In addition to the impairment loss on barter credits and distribution rights, the Company recorded impairment charges on goodwill of $4,233, $15,846 and $1,300 for the years ended January 28, 2006, January 29, 2005 and January 31, 2004, respectively. These charges are also included under the caption “Impairment loss on intangible assets”. See the section below (“Goodwill and Intangibles”) for additional information.

Goodwill and Intangibles

Effective January 27, 2002, the Company adopted the provisions of SFAS No. 142 (FAS 142), “Goodwill and Other Intangible Assets” which requires companies to cease amortizing goodwill and certain intangible assets deemed to have an indefinite useful life. Instead, FAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life to be reviewed for impairment upon adoption of FAS 142 and annually thereafter, or if there is a triggering event. Under FAS 142 goodwill is tested under a two step approach. The first step requires the determination of the fair value of the reporting unit compared to the book value of that reporting unit. If the book value exceeds the fair value, a second step impairment test is required to measure the amount of impairment.

The Company performs its annual impairment test during the third quarter. The results of the impairment test performed as part of the Company’s annual impairment analysis resulted in an impairment charge on goodwill of $4,233, $15,846 and $1,300 for the years ended January 28, 2006, January 29, 2005 and January 31, 2004, respectively. The methodologies used to estimate fair value include the use of estimates and assumptions, including projected revenues, earnings and cash flows. The carrying value exceeded the fair value resulting in the impairment charge. The charge is recorded in the statement of operations under the caption “Impairment loss on intangible assets”.

The change in the carrying amount of goodwill for the fiscal years ended January 28, 2006 and January 29, 2005 is as follows:

	2006	2005

Balance at beginning of year	$121,103	$136,118
Impairment charges	(4,233)	(15,846)
Foreign currency translation	(784)	831

Balance at end of year	$116,086	$121,103

The gross carrying value and accumulated amortization of amortized intangible assets totaled $2,880 and $2,880, and $2,880 and $1,099, for the fiscal years ended January 28, 2006 and January 25, 2005, respectively (See Note 3).

Derivatives Transactions

Financial Accounting Standards, SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” establishes accounting and reporting standards for derivative instruments. The Company utilizes foreign exchange contracts in order to hedge the effects of foreign currency fluctuations. Under this Statement, if the derivative is designed and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument may be recorded in comprehensive income. In fiscal 2006, 2005 and 2004, the Company’s transactions did not meet the hedge accounting criteria and accordingly, any gains or losses on the fair value of the forward contracts have been recognized through earnings.

Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments, mainly long-term debt, are estimated using discounted cash flows, based on current market rates for similar borrowings. The carrying amounts for short-term borrowings approximate their recorded values.

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

Employee Benefit Plans

The actuarial determination of the Company’s obligations and expense for the Company sponsored pension and postretirement benefits is dependent on the Company’s selection of assumptions including the discount rate, expected long-term rate of return on plan assets, rates of compensation increase and health care cost trend rate. Significant differences between our actual experience and significant changes in our assumptions may materially affect pension and postretirement obligation expense.

Revenue Recognition

Revenues consist of sales to customers and license fees. Wholesale revenues are recognized when title passes and the risks and rewards of ownership have transferred to the customer, based on the shipping terms FOB shipping point pursuant to the Company’s invoice. Retail store revenues are recognized at the time of sale. Amounts charged to customers for shipping are recognized in revenues. The Company has established an allowance for merchandise returns and markdowns based on historical experience, product sell-through performance by product and by customer, current and historical trends in the tableware industry and changes in demand for its products. The returns allowance is recorded as a reduction in revenues for the estimated sales value of the projected merchandise returns and as a reduction in cost of sales for the corresponding cost amount. Markdown allowances are estimated and deducted from revenue at the time that revenue is recognized. From time to time actual results will vary from the estimates that were previously established. Due to the existence of monitoring systems, the Company’s visibility into its customers’ inventory levels and the ongoing communication with its customers, the Company is able to identify variances in its estimates in a timely manner, that are then properly reflected in its financial statements.

The Company licenses the ONEIDA name for the use of third parties on products complementary to the Company’s own core tableware lines. In accordance with the terms of these license agreements, license fees are received quarterly and are based on a percentage of the licensee’s reported sales. Revenue is recognized quarterly as fees are received, and there are no advance license payments.

Costs and Expenses

Cost of Sales include product costs such as manufacturing salaries and related employee benefits, material costs such as raw materials, supplies and products purchased for resale, shipping costs, maintenance costs, process engineering, depreciation, and utility costs. Purchasing, receiving and inspection costs are considered cost of sales.

Selling, distribution and administrative costs are period costs and include selling, distribution and administrative salaries and expenses, and related employee benefits, selling, distribution and administrative travel expenses, promotional expenses, distribution operating supplies and warehousing costs and professional fees. Warehousing, internal transfer costs and other distribution network costs are included in selling, distribution and administrative expenses and amounted to $20,248, $26,046 and $30,551 for the fiscal years ended January 2006, 2005 and 2004, respectively.

Treasury Stock

As of January 2004, the Company had been authorized by the Board of Directors to repurchase up to 434,000 additional shares. However, under the current banking covenants, the Company is restricted from repurchasing any additional shares at this time.

Advertising Costs

The Company expenses advertising costs as incurred during the year. Through January 2005, the Company maintained Co-Operative Advertising Agreements (“Co-Op”) with major customers, which grant an allowance for advertising the Company’s products in their catalogs and retail inserts. The Company follows Emerging Issues Task Force (“EITF”) Statement No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of Vendor’s Products”), which requires cash consideration given by a vendor to a customer to be shown as advertising expense when the vendor receives an identifiable benefit and the fair value of such benefit can be reasonably estimated. During the year, the customers submitted the actual advertising expenses, which reduced the advertising allowance. In addition, the Company advertised its products within various publications, and recorded the expenses in selling and administrative expenses. Product and cooperative advertising were reported in the statement of operations. The amounts were $388, $862 and $1,896 during fiscal years ended 2006, 2005 and 2004, respectively.

Freight Costs

The Company follows Emerging Issues Task Force Statement No. 00-10, “Shipping and Handling Fees and Costs”, which requires that freight costs charged to customers be classified as revenues. Freight expenses are included in cost of sales.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and requires the VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE’s expected losses and/or receives a majority of the entity’s expected residual returns, if they occur. In December 2003, the FASB issued FIN 46(R) (“Revised Interpretations”) delaying the effective date for certain entities created before February 1, 2003 and making other amendments to clarify the application of the guidance. In adopting FIN 46(R) the Company has evaluated its variable interests to determine whether they are in fact VIE’s and secondarily whether the Company was the primary beneficiary of the VIE. This evaluation resulted in a determination that the Company has two VIE’s, whereby the Company guarantees minimum purchases. The Company has determined that it is not the primary beneficiary in either of the VIE’s. The adoption of this interpretation did not have a material effect on the Company’s financial statements.

On March 12, 2004, the Company completed the sale of its Buffalo China manufacturing and decorating facility. The agreement stipulated a purchase commitment of $30,000 over the five-year term. The Company’s maximum exposure to loss, as a result of its involvement with the variable interest entity, is the potential loss of $30,000 of product that was guaranteed.

The Company sold its Sherrill, New York manufacturing facility to Sherrill Manufacturing, Inc. on March 22, 2005. The agreement stipulates a purchase commitment of $14,600 over the three year term of the agreement. Additionally, the agreement stipulates that the Company will make lease payments of $550 over the three year term. The Company’s maximum exposure to loss as a result of its involvement with the variable interest entity is the loss of future lease space and the potential loss of $14,600 of product that was guaranteed.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005 and the Company will adopt this standard in 2006. The adoption of SFAS 151 will not have a material effect on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets-An Amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions. SFAS 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Non-monetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal years beginning after June 15, 2005. The Company will adopt this standard in 2006. The adoption of SFAS 153 will not have a material effect on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB 25, “Accounting for Stock Issued to Employees,” and is effective beginning with the first interim or annual reporting period of the Company’s first fiscal year beginning after June 15, 2005. SFAS 123R establishes standards on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. SFAS 123R also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

The Company adopted the provisions of SFAS No. 123R on January 29, 2006, effective for fiscal year 2007, using the modified prospective transition method. All awards that are granted, modified or settled after the date of adoption will be measured and accounted for in accordance with SFAS No. 123R, with no restatement of prior periods. Under the modified prospective transition method, a company is required to recognize compensation cost for unvested awards that are outstanding on the effective date based on the fair value that the company had originally estimated for purposes of preparing its SFAS No. 123 pro forma disclosures. The Company had no outstanding unvested awards as of January 29, 2006. The company did not issue any stock based awards during fiscal year ended January 28, 2006 or the first quarter of fiscal year 2007.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Assets Retirements Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Furthermore, the uncertainty about the timing and or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 clarifies that an entity is required to recognize the liability for the fair value of a conditional asset obligation when incurred if the liability’s fair value can be reasonably estimated. The adoption of this statement is not expected to have a material effect on our financial position or results of operations.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payments” (“SAB 107”). SAB 107 expresses views of the SEC regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based compensation for public companies. We intend to apply the principles of SAB 107 in conjunction with our adoption of SFAS 123R.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. The objective of this interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for the fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on our financial position or results of operations.

2. GOING CONCERN

(a). For the Year Ended January 28, 2006

In connection with and following the consummation of the August 2004 Financial Restructuring (as described in Note 2(b)), the Company implemented a number of initiatives to return to profitability, increase liquidity and compete in a changing marketplace) including (but not limited to): (1) rationalizing underperforming assets which included the closing all of its manufacturing facilities and a significant number of its retail outlet stores; (2) the 100% outsourcing of production to third party lower cost producers; (3) closure and consolidation of certain distribution centers; (4) freezing the accrual of benefits under each of the Company’s defined benefit plans; (5) terminating certain post-retirement and current medical/drug benefits; (6) reductions in selling, distribution and administrative headcount and expenses; and (7) terminating contributions to the Company’s stock purchase, option and employee ownership plans. The August 2004 Financial Restructuring and cost reduction initiatives did not sufficiently deleverage the Company. Despite its best efforts, the Company projected it would face a liquidity shortfall by as early as February 2007 due to: (i) the commencement of required amortization of the Tranche A Loan (as defined in Note 2(b)) beginning in April 2006; (ii) the commencement of cash interest payments in connection with the Tranche B Loan (as defined in Note 2(b)) which began in January 2006; (iii) required minimum pension contributions; (iv) potential breaches of the financial covenants under that certain Second Amended and Restated Credit Agreement (as amended, the “Prepetition Credit Agreement”) dated as of August 9, 2004 among Oneida, the lenders thereto (collectively, the “Prepetition Lenders”) and JPMorgan Chase Bank, N.A., as administrative agent (the “Prepetition Agent”); and (v) maturity of the Company’s prepetition $30 million revolving credit facility in February 2007. Furthermore, the Tranche A and Tranche B Loans are scheduled to mature in August 2007 and February 2008, respectively.

In August 2005, the Company engaged Credit Suisse Securities (USA) LLC (“Credit Suisse”) to analyze the Company’s capital structure. Credit Suisse advised the Company in connection with strategic recapitalization alternatives, including: (1) an out-of-court recapitalization; (2) a sale transaction; and (3) a chapter 11 financial restructuring. In November 2005, the Company engaged Shearman & Sterling LLP (“Shearman & Sterling”) to advise the Company on legal matters relating to the Credit Suisse advice. Credit Suisse and Shearman & Sterling made a series of presentations to Oneida’s Board of Directors in the ensuing weeks regarding the Company’s strategic recapitalization alternatives. On November 30, 2005, the Company had its first face-to-face meeting with the Prepetition Agent to discuss potentially organizing separate meetings with the lenders under the Tranche A and Tranche B Loans. The Company continued to explore its alternatives to strengthen its balance sheet and enhance its long-term liquidity, including analyzing the Company’s ability to further restructure its long-term debt and liabilities. On December 8, 2005, the Company had its first face-to-face meeting with the lenders under the Tranche A Loan to discuss its financial outlook and the constructs of a potential restructuring. On December 15, 2005, the Company had its first face-to-face meeting with the lenders under the Tranche B Loan with the same agenda.

Following its meetings with the Prepetition Agent and the Prepetition Lenders, on January 10, 2006, the Company met with the Pension Benefit Guaranty Corporation (the “PBGC”) to update the PBGC about the Company’s financial position, inform the PBGC of the Company’s discussions with the Prepetition Lenders, and discuss effectuating a distress termination of one or more of the Company’s three defined benefit plans. During January and February 2006, the Company continued to negotiate the framework of a possible restructuring transaction with the Prepetition Agent and the Prepetition Lenders. During this same period, both the Company and Credit Suisse also engaged in various conversations with potential acquirers of the business and worked on other aspects of a possible restructuring, including procurement of debtor in possession financing and exit financing in the event chapter 11 proceedings were commenced.

As described in Note 17 (entitled “Subsequent Events”), once the Company definitively elected to pursue a restructuring and had reached a formal agreement with the Prepetition Lenders, it announced in a press release dated March 9, 2006 and on Form 8-K filed with the Commission on March 10, 2006 that it had entered into a plan support agreement (the “Plan Support Agreement”) with 94% of the Prepetition Lenders holding Tranche A Loans and 100% of the Prepetition Lenders holding Tranche B Loans. Pursuant to the terms of the Plan Support Agreement, the Prepetition Lenders party thereto agreed, upon the satisfaction of certain conditions, to support a proposed prenegotiated plan of reorganization pursuant to chapter 11 of title 11 of the United States Code, 11 U.S.C. §§ 101-1532, as amended (the “Bankruptcy Code”).

On March 19, 2006, the Debtors filed, among other things, their proposed Joint Prenegotiated Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (Docket No. 23) (as may be amended, supplemented or otherwise modified from time to time, the “Plan”). The Plan provides for, among other things, (1) repayment in full of Oneida Ltd.’s (“Oneida”) and certain of its direct and indirect domestic subsidiaries’ (collectively, the “Debtors”)

then outstanding debtor in possession financing and the Tranche A Loan pursuant to a $170 million exit financing facility for which the Debtors have received a firm commitment from Credit Suisse, (2) conversion of the Tranche B Loan into 100% of the issued and outstanding equity of reorganized Oneida as of the effective date of the Plan, (3) a distribution to the PBGC of a $3 million promissory note that (a) has a variable rate of interest if the PBGC votes to accept and does not object to the Plan and (b) is non-interest bearing in the event that the PBGC either votes to reject or objects to the Plan, (4) payment in full of all other allowed general unsecured claims of the Debtors and (5) cancellation of all of Oneida’s existing equity interests. On March 19, 2006, the Company issued a press release and disclosed on Form 8-K filed on March 22, 2006 that it had commenced chapter 11 proceedings and disclosed that, pursuant to the Plan that was filed with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) contemporaneously with its chapter 11 filing, its existing common and preferred stockholders would not receive any distributions under the Plan and their equity would be cancelled on the effective date of the Plan. The Company believes that the implementation of the Plan will result in a capital structure that will permit the Company to continue as a going concern.

On August 31, 2006, the U.S. Bankruptcy Court for the Southern District of New York confirmed the Company’s prenegotiated plan of reorganization. The Company’s viability is dependent upon its emergence from bankruptcy, meeting the closing conditions for the $170 million exit financing facility from Credit Suisse, improving its operating results and cash flows, and maintaining compliance with the covenants of the new financing facility.

(b). For the Year Ended January 29, 2005

The Company experienced a loss from operations of $84,997 for the fiscal year ended January 29, 2005. Under the plan of restructuring the operating loss included restructuring expenses, impairment losses, and gains on the sale of fixed assets. In addition, net cash (used) provided by operating activities was $(27,166). For the year ended January 29, 2005, the Company had limited availability under their credit facility, negative cash flow from operations, a stockholders deficit, negative sales trends, negative gross margin trends, and continued significant inventory write downs.

In order to mitigate these factors, during the fiscal year ended January 29, 2005, the Company identified and implemented a number of initiatives to return to profitability, increase liquidity and compete in a changing marketplace. These include:

•	Reducing product costs;

•	Reducing operating costs;

•	Reducing inventory levels,

•	Restructuring debt;

•	Rationalizing underperforming assets; and

•	Reducing employee benefits

•

Amendment of the Company’s credit agreement providing less restrictive financial covenants, consenting to the sale of certain non-core assets, and authorizing the release of certain proceeds from the assets sold subsequent to year-end.

Additionally, certain members of the executive management team have taken a reduction in compensation to assist the Company’s return to profitability.

Reducing product costs

The Company reduced product costs by closing facilities with high operating costs and outsourcing product lines to low cost producers.

On September 9, 2004, the Company announced the closing of the Sherrill, NY flatware manufacturing facility. The Company had experienced unfavorable manufacturing variances of $19,926 during the fiscal year ended January 29, 2005 from the facility as a result of unsustainably high operating costs. On March 22, 2005, the Company sold certain factory buildings located in Sherrill, NY and associated materials and supplies to Sherrill Manufacturing, Inc. The Oneida name and all other active Oneida trademarks and logos remain the property of the Company. Sherrill Manufacturing, Inc. is an independent supplier to the Company.

The Buffalo, NY factory buildings and associated materials and supplies were sold to Niagara Ceramics Corporation on March 12, 2004. The Company had experienced unfavorable manufacturing variances and previously announced the closing of the Buffalo, NY manufacturing facility in 2003.

During 2003, the Company announced the closing of two manufacturing facilities in Mexico, a facility in Italy and a facility in China. These facilities were closed during the fourth quarter of the fiscal year ended January 31, 2004 and the first quarter of the fiscal year ended January 29, 2005.

The proceeds generated from these sales were used to reduce the Company’s debt. The products previously manufactured by these facilities have been outsourced to lower cost producers.

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

On November 18, 2004 the Company announced a licensing agreement with the Anchor Hocking Company, a leading glassware company. Under the agreement, approximately $2.0 million of existing glassware inventory was sold to Anchor Hocking. Additionally, the Company licensed the “Oneida” name and receives licensing fees based on Anchor Hocking’s sales levels. The agreement allows the Company to reduce working capital requirements and provides a business partnership with an industry leader in glassware.

On April 12, 2005, the Company announced the closure of the warehouse facility located in Buffalo, NY. The inventory previously warehoused in Buffalo, NY will be warehoused in the Company’s existing facilities.

Restructuring debt

In order to provide the additional liquidity necessary to continue the Company’s operating initiatives, a comprehensive restructuring of the existing indebtedness with its lenders, along with new covenants based upon then current financial projections was completed during the third quarter of fiscal year ended January 2005 (the “August 2004 Financial Restructuring”). The restructuring included the conversion of $30 million of amount of debt into an issuance of a total of 29.85 million shares of the common stock of the Company to the individual members of the lender group or their respective nominees. The common shares were issued in blocks proportionate to the amount of debt held by each lender. As of August 9, 2004 these shares of common stock represented approximately 62% of the outstanding shares of common stock of the Company. In addition to the debt-to-equity conversion, the Company received a new $30 million revolving credit facility from the lenders and restructured the balance of the existing indebtedness into a Tranche A loan of $125 Million (the “Tranche A Loan”) and a Tranche B loan of approximately $80 million (the “Tranche B Loan”). All the restructured bank debt is secured by a first priority lien over substantially all of the Company’s and its domestic subsidiaries’ assets. The Tranche A loan will mature in three years and require amortization based on available cash flow and fixed amortization of $1,500 per quarter beginning in the third year. Interest on the Tranche A loan will accrue at LIBOR (London Inter Bank Offered Rate) plus 6%-8.25% depending on the leverage ratio. The Tranche B loan will mature in 3 ½ years with no required amortization. Interest on the Tranche B loan will accrue at LIBOR plus 13% with a maximum interest rate of 17%. The Tranche B loan has a Payment in Kind (PIK) option that permits for the compounding of the interest in lieu of payment. The debt and equity restructuring constituted a change in control of the Company. There are several employee benefit plans that have triggers if a change of control occurs. The appropriate plans were amended to allow the debt and equity transaction without triggering the change in control provision. In addition, the Shareholder Rights Plan was terminated.

As described above, on August 9, 2004, a comprehensive restructuring of the existing indebtedness with its lenders, along with new covenants based on then current financial projections, was then completed (see the previous section entitled “Restructuring debt” and Note 9). As a result of the debt restructuring, the Company’s indebtedness has been classified into long-term and current portions according to the underlying maturity dates of the various debt instruments on the January 29, 2005 consolidated balance sheet. The Company was in compliance with its covenants as of January 29, 2005, but anticipated violating the covenants at the end of the second quarter of the fiscal year ending January 28, 2006. As a result, in March 2005 the Company began discussing amendments to those covenants with its lenders. On April 7, 2005, the Company’s lending syndicate approved an amendment to the Company’s credit agreement providing less restrictive financial covenants (beginning with the first quarter of the fiscal year ending January 2006), consenting to the sale of certain non-core assets, and authorizing the release of certain proceeds from the assets sold. The revised financial covenants extend through the fiscal year ending January 2007.

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

In summary, the Company believes the following recent initiatives will enhance profitability and increase liquidity;

•	The closure and sale of the Buffalo, NY manufacturing facility and the closure and pending sale of facilities in Canada, China, Italy and Mexico (see Note 3).

•	The outsourcing of production from these facilities to lower cost producers or entering into a supply agreement as is the case with the new owners of the Buffalo, NY facility.

•	Plan changes in post-retirement benefits (see Note 11).

•	Comprehensive restructuring of the existing indebtedness on August 9, 2004.

•	The sale of substantially all the assets of Encore Promotions Inc. on August 28, 2004.

•	Reductions in Selling, Distribution and Administrative headcount and expenses.

•	Closure of 17 unprofitable Oneida Home Stores.

•	Reduction in inventory levels, low margin product lines, and accounts receivable.

•	Ongoing restructuring of Oneida’s logistics operations.

•	The sale of the Sherrill, NY manufacturing facility subsequent to year-end.

•	The sale of the Shanghai, China manufacturing facility subsequent to the year-end.

•

Amendment of the Company’s credit agreement providing less restrictive financial covenants, consenting to the sale of certain non-core assets, and authorizing the release of certain proceeds from the assets sold subsequent to year-end.

Not withstanding the aforementioned operating initiatives, if the Company is unable to achieve its operating and strategic objectives, the Company may need to raise additional capital, obtain further covenant waivers from its lenders or seek additional investors. There can be no assurance that the Company will be successful in any or all of these endeavors.

(c). For the Year Ended January 31, 2004

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company experienced a net loss of approximately $99 million for the year ended January 31, 2004 and has provided a full valuation allowance for its deferred tax assets in 2004. This has resulted in a deficit in retained earnings. In addition, the Company violated interest coverage ratio, leverage ratio, and net worth covenants for the second and third quarter in fiscal 2004 and at year end as further discussed in Note 9. The lenders waived the covenant violations through April 30, 2004 and the required pay down of total indebtedness which amounts to $35,000 at year end. In addition, $3,900 due to senior note holders were deferred. Under the amended and restated agreement, covenant violations, if not corrected, could cause the lenders to declare the outstanding to be payable immediately. Accordingly, the entire bank debt has been reported as current in the accompanying balance sheet. On March 31, 2004, the Company announced that negotiations with a potential investor had been terminated. These factors raised substantial doubt as to the company’s ability to continue as a going concern.

During fiscal 2004, the Company undertook several initiatives to return to profitability, increase liquidity and compete in a changing marketplace. These include:

•	The closure and sale of the Buffalo, NY and the closure and pending sale of facilities in Canada, China, Italy and Mexico. (see Note 3);

•	The outsourcing of production from these facilities to lower cost producers or entering into a favorable supply agreement as is the case with the new owners of Buffalo China;

•	The implementation of lean manufacturing and related work force reduction (see Note 3);

•	Plan changes in post-retirement benefits;

•	On-going discussions with the banking group to extend their commitment with covenants the Company can meet.

The Company’s viability is dependent upon the execution of these plans and the forbearance of its banks. The Company’s revenues and costs are also dependent upon some factors that are not entirely within its control such as changes in the economy and increased competition. Due to the uncertainties of these factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and such variations could affect future funding requirements.

If the Company is unable to achieve its operating and strategic plans and objectives, the Company may need to raise additional capital, obtain further covenant waivers from its lenders or seek additional investors. There can be no assurance that the Company will be successful in any or all of these endeavors, and failure may affect the Company’s ability to continue to operate its business.

3. RESTRUCTURING AND IMPAIRMENTS

As a result of substantial manufacturing inefficiencies and negative manufacturing variances, it was determined at the end of the third quarter of fiscal year ended January 31, 2004 to close and sell the following factories: Buffalo China dinnerware factory and decorating facility in Buffalo NY; dinnerware factory in Juarez, Mexico; flatware factory in Toluca, Mexico; hollowware factory in Shanghai, China; and hollowware factory in Vercelli, Italy. The Company continues to market the products primarily manufactured from certain of these sites, using independent suppliers. The Toluca, Mexico; Shanghai, China; and Vercelli, Italy facilities’ closings were completed during the fourth quarter of the fiscal year ended January 31, 2004. The Buffalo, NY factory buildings and associated equipment, materials and supplies were sold to Niagara Ceramics Corporation on March 12, 2004. The Buffalo China name and all other active Buffalo China trademarks and logos remain the property of the Company. Niagara Ceramics Corporation became an independent supplier to the Company. The Juarez, Mexico factory sale was completed on April 22, 2004, and the Toluca Mexico factory sale was completed on June 2, 2004. The Niagara Falls, Canada warehouse sale was completed on July 12, 2004 and part of the Vercelli, Italy properties have been sold. The sale of the Shanghai, China facility was completed on March 14, 2005. The Buffalo China warehouse facilities and remaining Vercelli, Italy assets are classified as assets held for sale on the Consolidated Balance Sheet at January 28, 2006. This restructuring is intended to reduce costs, increase the Company’s liquidity, and better position the Company to compete under the current economic conditions.

On September 9, 2004 the Company announced that it was closing its Sherrill, NY flatware factory due to unsustainably high operating costs that contributed to substantial losses. The Company continues to market the products primarily manufactured from this site using independent suppliers. In the fall of 2004 approximately 450 employees were notified that their positions would be eliminated as a result of this closure. As of January 28, 2006, all these employee positions have been eliminated. The Company determined it would incur cash costs of approximately $1,250 related to severance, incentive and retention payments to affected factory employees. Cash payments through January 28, 2006 were $1,247.

Under the restructuring plans described above, approximately 1,600 employees were terminated. As of January 28, 2006, 1,535 of those terminations have occurred and an additional 65 employees accepted employment with Niagara Ceramics, the purchaser of Buffalo China’s manufacturing assets. Termination benefits have been recorded in accordance with contractual agreements or statutory regulations. The Company recognized charges of $5,478 for the years ended January 28, 2006 in the consolidated Statement of Operations under the caption “Restructuring Expense”. Cash payments and adjustments for the year ended January 28, 2006 under the restructuring were $4,820 and $255, respectively. The remaining liability at January 28, 2006 was $1,169.

As a result of the restructuring, the number of employees accumulating benefits under the Company’s defined benefit plans has been reduced significantly. Below is a summary reconciliation of accrued restructuring related charges for the fiscal years ended January 28, 2006 and January 29, 2005:

	Balance Jan. 29, 2005	Additions	Adjustments	Payments	Balance Jan. 28, 2006

Termination benefits and other costs	$524	$5,733	$(255)	$(4,833)	$1,169

	Balance Jan. 31, 2004	Additions	Adjustments	Payments	Balance Jan. 29, 2005

Termination benefits and other costs	$7,400	$71	$(394)	$(6,553)	$524
Benefit plan curtailment	383	—		(383)	—

Restructuring charges	$7,783	$71	$(394)	$(6,936)	$524

During the first three months of the current fiscal year, the Company recorded restructuring expense of $341. This restructuring expense consists of $552 attributed to the Buffalo China warehouse facility closure, offset by the reversal of $211 of restructuring accruals established at January 31, 2004 for severance attributed to the closure and/or sale of the Buffalo, NY manufacturing facility. During the second quarter ending July 30, 2005, the Company recorded additional restructuring expense of $835. This restructuring expense consists of additional termination benefits attributed to the Buffalo distribution facility closure and termination benefits associated with the down sizing of several of the Company’s International subsidiaries. During the third quarter ending October 29, 2005, the Company recorded additional restructuring expenses of $1,194. The additional expense consists of $607 loss on a non-cancelable operating lease. The Company ceased using the property in the third quarter and accelerated the fair value of the remaining lease payments in accordance with Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” During the third quarter the Company also incurred restructuring expenses of $502 for professional services and $85 related to additional termination benefits attributed to the downsizing of several International subsidiaries. Finally, during the fourth quarter ending January 28, 2006, the Company recorded additional restructuring expenses of $3,152 of which $3,077 related to professional fees associated with the filing with the Bankruptcy Court and the remaining $75 is attributed to additional termination benefits within the International subsidiaries, which was offset slightly by a reversal of $44 of restructuring accruals established at January 31, 2004.

As described above, since the Company’s restructuring activities began at the end of the third quarter of fiscal year ended January 31, 2004, approximately 1,600 employees left the Company, which constitutes a curtailment of both the pension and postretirement plans. A curtailment is defined as an event that significantly reduces the expected years of future service of active plan participants. Curtailment accounting requires immediate recognition of actuarial gains and losses and prior service costs related to those employees that would otherwise have been recognized in the future over the future lives of the related employees. The headcount reductions resulted in curtailment losses of $2,863 and $383 in the pension plan and curtailment gains of $122 and $556 in the postretirement plan for the fiscal years ended January 29, 2005 and January 31, 2004, respectively. As a result of the announcement on March 8, 2005 regarding the closure of the Buffalo China warehouse facilities and the headcount reductions associated with the closure, the Company recorded an additional curtailment loss of $222 in other expense on the Consolidated Statement of Operations for the fiscal quarter ended April 30, 2005.

In conjunction with the announcement on September 9, 2004 that the Company was closing its Sherrill flatware factory, the Company performed an evaluation in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long Lived Assets”, to determine if the manufacturing facilities assets were subject to a possible impairment loss. Due to the projected cash flow being less than the book value, it was determined that an impairment existed and as a result, an impairment charge of $34,016 was recorded as a charge in the consolidated statements of operations under the caption “Impairment loss on depreciable assets” for the fiscal year ended January 29, 2005.

On March 12, 2005, the Company announced the consolidation of its Buffalo warehouse operations into existing Company facilities in Oneida, New York and elsewhere throughout the United States, and the closure of the Buffalo distribution facility. The Company performed an evaluation in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long Lived Assets”, to determine if the Buffalo distribution facilities were subject to a possible impairment loss. Due to the projected cash flow being less than the book value, it was determined that an impairment existed and as a result, an impairment charge of $3,298 was recorded in the fourth quarter consolidated statements of operations under the caption “Impairment loss on depreciable assets” for the fiscal year ended January 29, 2005. The Company ceased use of the warehouse property during the third quarter of the current fiscal year, and therefore recorded an adjustment to accelerate recording of the fair value of the remaining lease payments in accordance with Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” This adjustment amounted to an additional expense of $607 relating to the non-cancelable operating lease.

4. INCOME TAXES

The Company accounts for taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires the use of the liability method of computing deferred income taxes. Under the liability method, deferred income taxes are based on the tax effect of temporary differences between the financial statement and tax bases of assets and liabilities and are adjusted for tax rate changes as they occur. Deferred tax assets are reduced by valuation allowances to the extent their realization is uncertain.

The components of the deferred tax assets and (liabilities) are as follows:

	2006	2005

Deferred tax assets:
Postretirement benefits	$846	$927
Employee benefits	22,703	20,881
Inventory reserves	2,459	5,061
Net operating loss carry forward	37,781	32,948
Non-cash interest	7,730	2,158
Excess book-over tax depreciation	3,226	3,836
Other	12,343	11,057

Total deferred tax asset	$87,088	$76,868

Deferred tax liabilities:
Equity invested in foreign subsidiaries	$1,321	$1,882
Acquisition intangibles	10,944	10,219
Other	1,691	1,828

Total deferred tax liability	13,956	13,929

Net deferred tax asset before valuation allowance	73,132	62,939
Valuation allowance	(84,030)	(73,240)

Net deferred tax liability	$(10,898)	$(10,301)

Current deferred liability	(494)	(1,214)

Non-Current deferred tax liabilities	$(10,404)	$(9,087)

For the fiscal year ended January 28, 2006, the Company continues to recognize a full valuation allowance of $84,030 against net deferred tax assets of $73,132. In determining the amount of valuation allowance necessary, $10,944 and $46 of deferred tax liabilities related to indefinite long-lived intangibles and net foreign deferred tax assets, respectively, have been excluded from the calculation.

During 2004, the Company recorded a full valuation allowance against its domestic net deferred tax assets in accordance with the provisions of SFAS 109, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Evidence, such as operating results during the most recent three-year period prior to the recognition of the valuation allowance, is given more weight when, due to our current lack of profit visibility, there is a greater degree of uncertainty that the level of future profitability needed to record the deferred tax assets will be achieved. The Company will maintain a valuation allowance until sufficient positive evidence exists to support its reduction or reversal.

During 2006 and 2005, the Company received taxable dividends from subsidiary earnings and profits previously accrued for under APB 23, “Accounting for Income Taxes-Special Areas”. During 2004, the Company provided

$5,123 of deferred tax expense on $13,845 of retained earnings of certain international subsidiaries. An income tax provision had not been recorded previously as it was determined that these earnings would be reinvested in properties and plants and working capital. Restructuring activities that took place during 2004 changed that determination. Deferred taxes on retained earnings of the remaining international subsidiaries have not been recognized as the income is determined to be permanently reinvested.

The provision for income taxes consists of the following:

	2006	2005	2004

Current tax expense:
Current:
U.S. Federal	$—	$—	$(5,600)
Foreign	658	2,266	1,650
State	102	112	186
Deferred tax expense	598	477	29,027

Total tax expense	$1,358	$2,855	$25,263

The income tax provision differed from the total income tax expense as computed by applying the statutory U.S. Federal income tax rate to income before income taxes. The reasons for the differences are as follows:

	2006	2005	2004

Statutory U.S. Federal taxes	$(7,010)	$(16,413)	$(25,142)
Difference due to:
Foreign taxes	399	901	2,679
State taxes	(499)	(1,254)	123
U.S. permanent differences	721	1,980	—
Valuation allowance	8,332	16,949	49,033
Equity Interest in Foreign Subsidiaries	—	—	5,123
Reversal of loss accruals no longer required	—	—	(4,667)
Net operating loss carryback	—	—	(748)
Other	(585)	692	(1,138)

Provision for taxes	$1,358	$2,855	$25,263

The following presents the U.S. and non-U.S. components of (loss) income before income taxes:

	2006	2005	2004

U.S. (loss) income	$(15,117)	$(42,448)	$(70,919)
Non-U.S. (loss) income	(5,501)	(5,826)	(3,029)

(Loss) income before income taxes	$(20,618)	$(48,274)	$(73,948)

During the third quarter of fiscal 2005, the Company underwent a change in ownership within the definition of Sec. 382 of the Internal Revenue Code. The amount of net operating loss carry forward existing at that date is subject to a substantial annual limitation under Sec. 382. The Company had previously placed a valuation allowance against all its net deferred tax assets.

5. RECEIVABLES

Receivables by major classification are as follows:

	2006	2005

Trade accounts receivable	$48,028	$56,709
Less allowance for doubtful accounts	1,344	3,483

Net trade accounts receivable	46,684	53,226
Other accounts and notes receivable	2,237	1,398

Total receivables	$48,921	$54,624

6. INVENTORIES

Inventories by major classification are as follows:

	2006	2005

Finished goods	$93,782	$101,982
Work in process	668	1,854
Raw materials and supplies	2,276	3,115

Total	$96,726	$106,951

Excess of replacement cost over LIFO value of Inventories	$96	$5,564

During the fiscal years ended January 2006 and 2005, LIFO liquidations reduced costs of sales by $4,523 and $857, respectively.

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment by major classification are as follows:

	2006	2005

Land	$3,956	$4,198
Buildings	36,563	45,026
Machinery and equipment	97,300	111,357
Tooling	23,767	23,767

Total	161,586	184,348
Less accumulated depreciation	141,318	161,199

Property, plant and equipment--net	$20,268	$23,149

Depreciation expense totaled $2,305, $12,063 and $11,417 during the fiscal years ended January 2006, 2005 and 2004, respectively.

8. COMMITMENTS AND CONTINGENCIES

The Company is involved in various routine legal proceedings incidental to the operation of its business. The Company does not believe that it is reasonably possible that any ongoing or pending litigation will have a material effect on the future financial position, net income or cash flows of the Company. Notwithstanding the foregoing, legal proceedings involve an element of uncertainty. Future developments could cause these legal proceedings to have a material adverse effect on the Company’s future financial statements.

In prior years, the Company received grants and entered into New York Development Capital Grant Disbursement agreements. Under the agreements, the Company is obligated to employ a predetermined number of persons at its Oneida, New York and Buffalo, New York facilities. If the predetermined number of employees is not met, the Company is required to repay a prorated share of the grants. As of January 29, 2005, the Company did not meet the criteria in the Buffalo, New York facility. The Company has entered into an agreement dated August 15, 2005 with the New York State Empire State Development requiring the Company to repay $324,260 over 5 years in monthly installments and to maintain 400 jobs in New York State. This agreement remedies violations under both the Oneida Ltd. and Buffalo China grants.

In March 2004 Phase II study of the Buffalo China, Inc. manufacturing facility in Buffalo, New York, prepared in connection with the sale of that facility, discovered a reportable event relative to the presence of petroleum on that site. On March 15, 2004 the Company reported the presence of the petroleum to the New York State Department of Environmental Conservation and on June 16, 2004 provided a Petroleum Release Remediation Work Plan to the New York State Department of Environmental Conservation relative to this site. Remediation Work was completed in December 2004, and the expense was approximately $200.

In February 2005, the New York State Department of Environmental Conservation raised additional concerns of other hazardous substances at the former Buffalo China, Inc. manufacturing facility which was sold in March 2004, and for which Buffalo China, Inc. retains environmental liability through the fall of 2005. During January 2006, the

Company was informed by the DEC that one portion of the facility (500 Bailey Street) would be classified as inactive. A letter confirming the inactive classification was received from the DEC on February 7, 2006. The previously estimated clean-up liability of $400 for the portion of the site affected was reversed in January 2006 due to the change in classification. Testing at the manufacturing and Harrison Street warehouse is continuing. As no new information exists to warrant an adjustment to management’s estimated remediation costs for these two remaining sites, an accrual of $1,000 remains at January 28, 2006.

On April 20, 2005 the Company received notice from the US Environmental Protection Agency of potential liability for clean up of a site owned and used by its former subsidiary, Leavens Manufacturing Co, Inc. The extent of the Company’s liability, if any, cannot be reasonably estimated as of the date of this filing.

The Company entered into a five-year purchase agreement with Niagara Ceramics Corporation, the buyer of the Buffalo China manufacturing and decorating facility, on March 12, 2004. The Company and the buyer of Buffalo China are currently in dispute over the minimum purchase commitments stipulated in the agreement, and have commenced a dispute resolution process. As of January 28, 2006, the Company has adequately provided for the possibility of an unfavorable outcome with respect to this dispute.

The Company entered into a three-year purchase agreement with Sherrill Manufacturing, Inc., the buyer of the manufacturing assets located in Sherrill, New York, on March 22, 2005. The agreement stipulates purchase commitments through the three-year term of the agreement. Additionally the contract contains a leaseback arrangement, whereby the Company will lease warehouse and office space from the buyer. The agreement also states that if the buyer enters into leases with third parties which result in total rental payments made by the Company and by third parties pursuant to separate leases during the second year of the initial term exceeding $1,150, the buyer shall pay the Company fifty percent of any amount it receives in excess of $1,150.

The Company’s United Kingdom subsidiary periodically enters into forward foreign currency contracts in order to hedge against the volatility of the U.S. dollar. The contracts are entered into because the United Kingdom operation purchases certain amounts of inventory denominated in U.S. dollars. During 2006, 2005 and 2004, foreign currency losses of $137, $314 and $543, respectively, are included in cost of sales in the consolidated statement of operations. The total amounts of such losses represent the portion of the change in the fair value of the forward contracts.

The Company leases numerous factory stores, warehouses and office facilities. Lease expense charged to operations was $6,444 and $12,232 for fiscal years ended January 2006 and 2005, respectively. All leases are recognized on a straight-line basis over the minimum lease term.

Future minimum payments for all non-cancelable-operating leases having a remaining term in excess of one year at January 2006 are as follows:

Commitment

2007	$5,220
2008	4,329
2009	3,435
2010	2,500
2011	1,597
Remainder	4,208

Total	$21,289

Under the provisions of some leases, the Company pays taxes, maintenance, insurance and other operating expenses related to leased premises. These amounts are not included in the minimum lease payments above.

9. DEBT

On August 9, 2004 the Company completed the comprehensive restructuring of the existing indebtedness with its lenders, along with new covenants based upon then current financial projections. The restructuring included the conversion of $30 million of amount of debt into an issuance of a total of 29.85 million shares of the common stock of the Company to the individual members of the lender group or their respective nominees. The common shares were issued in blocks proportionate to the amount of debt held by each lender. As of August 9, 2004, these shares of common stock represented approximately 62% of the outstanding shares of common stock of the Company. In addition to the debt to equity conversion, the Company received a new $30 million revolving credit facility from the lenders and restructured the balance of the existing indebtedness into a Tranche A loan of $125 million and a Tranche B loan of $78.2 million. All the restructured bank debt is secured by a first priority lien over substantially all of the Company’s and its domestic subsidiaries’ assets. The Tranche A loan is scheduled to mature in August 2007 and require amortization of based on available cash flow and fixed amortization of $1,500 per quarter beginning in the first quarter of the fiscal year ending January 2007. Interest on the Tranche A loan accrues at LIBOR (London Inter Bank Offered Rate) plus 6%-8.25% depending on the leverage ratio. The Tranche B loan is scheduled to mature in February 2008 with no required amortization. Interest on the Tranche B loan accrues at LIBOR plus 13% with a maximum interest rate of 17%. The Tranche B loan has a Payment in Kind (PIK) option, at the Company’s discretion, that permits the compounding of the interest in lieu of payment. During the third and fourth quarters of the fiscal year ended January 2005 and during the fiscal year ended January 2006, the Company chose the PIK option and cash interest was not paid on the Tranche B debt. The debt and equity restructuring constituted a change in control of the Company. There are several employee benefit plans that have triggers if a change of control occurs. The appropriate plans were amended to allow the debt and equity transaction without triggering the change in control provision. In addition, the Shareholder Rights Plan was terminated.

The restructured debt agreement contained several covenants including maximum total leverage ratio, cash interest coverage ratio, total interest coverage ratio, and consolidated minimum Earnings Before Interest, Taxes, Depreciation, Amortization and Restructuring Expenses (EBITDAR). The Company was in compliance with its covenants as of January 29, 2005, but anticipated violating the covenants at the end of the second quarter of the fiscal year ending January 28, 2006. As a result, in March 2005 the Company began discussing amendments to those covenants with its lenders. On April 7, 2005, the Company’s lending syndicate approved an amendment to the Company’s credit agreement providing less restrictive financial covenants (beginning with the first quarter of the fiscal year ending January 2006), consenting to the sale of certain non-core assets, and authorizing the release of certain proceeds from the assets sold. The revised financial covenants extend through the fiscal year ending January 2007. As of January 28, 2006 the Company was technically in compliance with the revised financial covenants. Subsequent to the fiscal year ended January 28, 2006 the Company filed with the Bankruptcy Court voluntary petitions for relief under chapter 11 of the Bankruptcy Code and as a result was in default under the current debt agreement. As such, the Domestic long term debt has been reclassified as current debt. See Note 17 which explains the Company’s plan of reorganization which was approved by the lending group.

Short-term debt consists of the following at January 28, 2006 and January 29, 2005:

	January 28, 2006	January 29, 2005

Tranche A	$115,267	$—
Tranche B	97,868	—
Barclay’s Bank (United Kingdom)	5,100	8,623
NAB (Australia)	585	—
HSBC (Shanghai)	—	954
IRB (Italy)	566	—

Total Short-term debt:	$219,386	$9,577

The following table is a summary of the long-term debt at January 28, 2006 and January 29, 2005 respectively:

Debt Instrument	Outstanding at January 28, 2006	Outstanding at January 29, 2005

Tranche A – Base Rate, due August 9, 2007	$—	$632
Tranche A – LIBOR, due August 9, 2007	—	115,000
Tranche B – LIBOR, due February 9, 2008	—	82,914
Revolver – LIBOR, due February 9, 2007	—	5,000
Swingline – Base Rate, due February 9, 2007	—	700
Other debt at various interest rates (0%-5%), due through 2010	1,815	2,670

Total Debt:	1,815	206,916
Less Current Portion:	(1,597)	(2,572)

Long-Term Debt:	$218	$204,344

At January 28, 2006 and January 29, 2005 the Company had outstanding letters of credit of $14,471 and $18,731, respectively. The following table summarizes maturities of long-term debt for each of the next five fiscal years ending in January:

Fiscal Year	Amount

2007	$1,597
2008	85
2009	88
2010	45

$1,815

At January 28, 2006, the Company had available liquidity of $27,736 ($5,000 from the Swingline and $22,736 from unused lines of credit) to be drawn upon as needed with a blended interest rate of 9.25%.

Total interest costs incurred by the Company are presented net of capitalized interest of $0 and $97 for fiscal year ended January 2006 and 2005, respectively.

10. ACCRUED LIABILITIES

Accrued liabilities by major classification are as follows for fiscal years ended January 28, 2006 and January 29, 2005:

	January 28, 2006	January 29, 2005

Vacation pay	$2,123	$3,610
Wages, bonuses and commissions	1,792	2,166
Workers compensation	6,397	6,872
Postretirement liabilities	0	40
Other employee benefits	2,303	3,110
Cash bonus	866	0
Interest payable	2,526	2,209
Corporate income taxes	1,378	767
Rebates	2,467	3,698
Freight/duty	820	1,067
Professional fees	565	2,355
Markdowns/advertising	1,253	1,920
Environmental remediation	1,000	1,400
Other accruals	5,357	4,437

Total	$28,847	$33,651

11. RETIREMENT BENEFIT AND EMPLOYEE SECURITY PLANS
(See Subsequent Event Note No 17 Regarding Effects of Bankruptcy Proceedings)

United States Defined Benefit Pension Plans

The Company maintains defined benefit plans covering the majority of employees in the United States. Employees of the Silversmiths Division are covered by both an Employee Stock Ownership Plan (ESOP) and a defined benefit pension plan.

The net periodic pension cost for the Company’s United States (US) qualified defined benefit plans for fiscal years ended January 2006 and 2005 were as follows:

	2006	2005	2004

Service cost	$156	$152	$1,383
Interest cost	4,218	4,040	3,004
Expected return on plan assets	(2,445)	(2,213)	(1,808)
Recognized actuarial (gain)/loss	49	0	0
Curtailment loss	210	2,863	383
Net amortization	1,313	1,178	197

Net periodic pension cost	$3,501	$6,020	$3,159

In determining the net periodic pension cost, the weighted average discount rate was 6.00%, 6.25% and 6.75%, respectively, for the fiscal years ended January 2006, 2005 and 2004.

For the fiscal year ended January 2006, the Company recognized a curtailment charge of $210 related to the closure of the Buffalo, NY distribution facilities. During fiscal year ended January 2005 the Company amended two of its US pension plans to freeze benefit accruals resulting in recognition of a curtailment charge of $2,577. The Company recognized an additional charge of $286 on another domestic pension plan as a result of employee terminations.

US plan assets consist primarily of stocks, bonds, and cash equivalents. The following table presents a reconciliation of the funded status of the plans and assumptions, based on valuations performed at January 28, 2006 and January 29, 2005, respectively.

	2006	2005

Change in benefit obligation:
Benefit obligation-beginning of year	$(70,078)	$(61,778)
Service cost	(156)	(152)
Interest cost	(4,218)	(4,040)
Benefits paid	2,643	2,390
Amendment	—	(689)
Curtailment gain	—	182
Actuarial (loss) gain	(7,816)	(5,991)

Benefit obligation-end of year	$(79,625)	$(70,078)

Change in plan assets:
Fair value of plan assets-beginning of year	$29,405	$26,336
Actual return on plan assets	2,244	1,135
Employer contribution	4,971	4,324
Benefits paid	(2,727)	(2,390)

Fair value of plan assets-end of year	$33,893	$29,405

Funded status	$(45,732)	$(40,673)
Unrecognized net losses	32,493	25,792
Unrecognized prior service cost	—	222
Unrecognized net asset	(108)	(158)

Accrued benefit cost	(13,347)	(14,817)
Additional minimum liability	(32,385)	(25,856)

Total accrued pension liability	$(45,732)	$(40,673)

Current portion accrued pension liability	$(18,789)	$(17,667)

Long-term portion accrued pension liability	$(26,943)	$(23,006)

Range of weighted average assumptions as of the end of January
Discount rate	5.75%	6.0%
Expected return on plan assets	8.0-8.5%	8.0-8.5%
Rate of compensation increase	0%	0%

The accumulated benefit obligation for the defined benefit plans for fiscal years ended January 2006 and 2005 was $79,625 and $70,078, respectively.

FASB 87 “Employers’ Accounting for Pensions” requires recognition in the balance sheet of an additional minimum liability for pension plans with accumulated benefit obligation in excess of plan assets. At January 2006 and 2005, respectively, the accumulated benefit obligation exceeded the plan assets resulting in the recognition of a cumulative additional minimum pension liability of $32,385 and $25,856, an intangible asset of $0 and $214 and a cumulative charge to shareholders’ equity of $30,081 and $23,337. The difference of $6,743 between the current year change in the additional minimum pension liability and intangible pension asset is recorded to equity. A valuation allowance was recorded to continuing operations for the beginning of year 2004 deferred tax asset associated with the beginning of the year 2004 benefit obligation. Due to continuing losses incurred by the Company, subsequent charges to equity resulting from recognition of additional minimum pension liabilities are without deferred tax benefit.

On September 30, 2005 the IRS approved the Company’s request for a waiver of the 2004 minimum pension contributions for the Retirement Plan for the Employees of Oneida Ltd. (the Plan). The amount waived was $7,811 plus interest and is to be paid by the Company into the Plan over the next four years, beginning with the fiscal year ending January 2007. The waiver was granted by the IRS with the following conditions; (i) the Company is required to remit the Plan year 2005 quarterly contributions that were due October 15, 2005 and January 13, 2006, (ii) the Company is required to make the contributions to the Plan that were deferred during the first quarter ended

April 30, 2005 of $2,053 and the second quarter ended July 30, 2005 of $2,053 by September 15, 2006 and (iii) the Company was required to provide collateral acceptable for the full amount of the waiver to the Pension Benefit Guaranty Corporation (PBGC) within 120 days of approval of the waiver. The Company has not yet satisfied the waiver’s condition with respect to the provision of collateral. The Company made its scheduled contributions to the Plan of $2,053 that were due on October 15, 2005 and January 13, 2006, respectively. The Company also made contributions of $217 and $549 to the Buffalo China Salary and Union Plans, respectively.

Based on waivers and deferrals received and current actuarial assumptions related to its three domestic defined benefit pension plans, the Company is scheduled to make total contributions of $18,789 for the fiscal year ended January 27, 2007. The funding estimates are based on the actuarial results of the January 1, 2005 census data for each plan and the provisions of the plan and assumptions at that time.

Pension benefit payment amounts are anticipated to be paid as follows:

Fiscal Year	U.S. Plans

2007	$2,608
2008	2,631
2009	2,795
2010	3,061
2011	3,386
2012-2016	23,926

The asset allocation for the Company’s primary pension plans at the end of 2006 and 2005, and the target allocation for 2007, by asset category, are as follows:

Asset Category	Range of Target Asset Allocation	% of Plan Assets 2006	% of Plan Assets 2005

Equity securities	40 – 80%	65%	72%
Fixed income securities	20 – 60%	35%	28%

Total		100%	100%

The Company’s investment strategy is to obtain a 4.5% per year real rate of return over a three to five year time period while maintaining a moderate level of stability. Assets will be diversified among traditional investments in equity and fixed income instruments. It would be anticipated that a modest allocation to cash would exist within the plans, since each investment manager is likely to hold fractional cash in a portfolio.

Non-United States Pension Plan

The Company maintains a defined benefit pension plan covering the employees of its U.K. subsidiary. There are no other Non-United States defined benefit pension plans. The net periodic pension cost for the Non-U.S. defined benefit plan for 2006 and 2005 is as follows:

	2006	2005

Service cost	$38	$127
Interest cost	291	2,109
Expected return on plan assets	(314)	(1,430)
Net amortization	—	443

Net periodic pension cost	$15	$1,249

The Company began recording the U.K. pension plan under SFAS 87 during the fiscal year ended January 29, 2005. The pension plan did not have a material impact to the prior year financial statements.

In determining the net periodic pension cost, the weighted average discount rate was 6.00% and 6.25%, respectively, for the fiscal years ended January 2006 and 2005.

The Non-US plan assets consist primarily of stocks, bonds, and cash equivalents. The following table presents a reconciliation of the funded status of the plans and assumptions, based on a valuation performed at January 28, 2006 and January 29, 2005.

	2006	2005

Change in benefit obligation:
Benefit obligation-beginning of year	$(5,317)	$(7,283)
Service cost	(38)	(27)
Interest cost	(291)	(447)
Member contributions	(12)	(17)
Benefits paid	282	295
Actuarial (loss) gain	(267)	2,162

Benefit obligation-end of year	$(5,643)	$(5,317)

Change in plan assets:
Fair value of plan assets-beginning of year	$4,127	$3,814
Actual return on plan assets	348	363
Employer contribution	244	228
Member contributions	12	17
Benefits paid	(282)	(295)

Fair value of plan assets-end of year	4,449	4,127

Funded status	(1,194)	(1,190)
Unrecognized net (gain) loss	356	(58)

Accrued benefit cost	(838)	(1,248)
Additional minimum liability	(243)	0

Total accrued pension liability	$(1,081)	$(1,248)

Current portion accrued pension liability	$(488)	$—

Long-term portion accrued pension liability	$(593)	$(1,248)

Range of weighted average assumptions as of the end of January
Discount rate	5.75%	6.00%
Expected return on plan assets	8.00%	8.00%
Rate of compensation increase	4.05%	1.25%

The accumulated benefit obligation for the defined benefit plan for fiscal year ended January 2006 and 2005 was $5,530 and $5,317, respectively.

FASB 87 “Employer’s Accounting for Pensions” requires recognition in the balance sheet of an additional minimum liability for pension plans with accumulated benefit obligation in excess of plan assets. At January 2006 and 2005, respectively, the accumulated benefit obligation exceeded the plan assets resulting in the recognition of a cumulative additional minimum pension liability of $243 and $0, an intangible asset of $0 and $0 and a cumulative charge to shareholders’ equity of $243 and $0. The difference of $243 between the current year change in the additional minimum pension liability and intangible pension asset is recorded to equity. A valuation allowance has been recorded due to continuing losses incurred by the Company. Pension benefit payment amounts are anticipated to be paid as follows:

Year	Non-U.S. Plans

2007	$227
2008	232
2009	239
2010	242
2011	253
2012-2016	1,543

The asset allocation for the Company’s Non-U.S. pension plans at the end of 2006 and 2005 and the target allocation for 2007, by asset category, are as follows:

Asset Category	Range of Target Asset Allocation	% of Plan Assets 2006	% of Plan Assets 2005

Equity securities	40-80%	61%	66%
Fixed income securities	20-60%	39%	34%

Total		100%	100%

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

Upon retirement, SERP participants receive an annual retirement allowance, as defined by the plan, less amounts paid under the qualified retirement plan, social security and retirement allowances from previous employers. All participants under this plan are currently retired and receiving benefit payments. Outstanding liabilities amounted to $1,234 and $1,326 for fiscal years ended January 2006 and 2005, respectively. The Company incurred pension expense for fiscal years ended January 2006, 2005 and 2004 of $65, $297 and $496, respectively.

The Company maintains an unfunded defined benefit restoration plan for certain employees designed similar to the SERP. This plan was frozen during 2005 and benefits for employees not vested were terminated. A curtailment charge of $638 was recorded as a result of the freeze amendment. For fiscal years ended January 2006 and 2005 respectively, the Company recorded an accumulated benefit obligation of $2,969 and $2,887. For fiscal years ended January 2006 and 2005, respectively, the accumulated benefit obligation exceeded the plan assets resulting in the cumulative recognition of an additional minimum pension liability of $222 and $321, an intangible pension asset of $0 and $0 and a charge to shareholders’ equity, net of tax benefit, of $176 and $276. The difference of $100 between the current year change in additional minimum pension liability and intangible pension asset is recorded to equity. A deferred tax asset valuation allowance was recorded for the year ended January 2004 associated with the beginning of fiscal year 2004 benefit obligation. Due to continuing losses incurred by the Company, subsequent charges to equity from recognition of additional minimum pension liabilities are without deferred tax benefit. Pension expense for fiscal years ended 2006, 2005 and 2004, respectively was $159, $655 and $582.

The Company offers a deferred compensation plan for select employees who may elect to defer a certain percentage of annual salary. The company does not match any contributions. Each participant earns interest based upon the Moody’s Baa corporate bond rate, adjusted quarterly, on their respective deferred compensation balance. Upon retirement or termination, participants are generally paid out in monthly installments over 10 years. The Company maintains a liability for total deferred compensation and accrued interest of $4,287, $5,203 and $5,593 for the fiscal years ended January 2006, 2005 and 2004, respectively. Deferred compensation expense amounted to $309, $377 and $399 for the fiscal years ended January 2006, 2005 and 2004, respectively.

The Company maintained a non-qualified security plan designed to provide supplemental retirement benefits to select management employees. The plan was terminated in 1982 and the retirement benefits frozen at that time. The Company continued to pay monthly benefits to participants of the plan until July 31, 2004, at which time the Company terminated the entire remaining liability and recorded $1,330 to other income as a result of the termination. For the fiscal years ended January 2006, 2005 and 2004, there were no liabilities associated with this plan.

Dividends on all ESOP shares are added to participant accounts. Future contributions to the ESOP will be in the form of either cash or treasury shares. The transfer of treasury shares resulted in expense for fiscal years ended

January 2006, 2005 and 2004, respectively, of $0, $0 and $799. Expense is recorded as the fair value of the treasury stock contributed to the plan.

The Company also maintains a salary deferral 401(k) plan covering substantially all employees. The net pension cost associated with the Company’s defined contribution plans was $98, $129 and $126 for the fiscal years ended January 2006, 2005 and 2004, respectively.

Postretirement Health Care and Life Insurance Benefits

The Company reimbursed a portion of the health care and life insurance benefits for the majority of its domestic retired employees who had attained specified age and service requirements. During fiscal year ended January 28, 2006, the Company terminated retiree medical and drug coverage under the Buffalo China, Inc. Health Plan. During the fiscal year ended January 29, 2005, the Company terminated the Oneida Ltd. Retiree Group Medical Plan effective May 31, 2004. The Company continues to provide these benefits for employees of its Canadian subsidiary as well as continuing life insurance benefit to its Oneida Ltd. and Buffalo China retirees and employees.

Net periodic postretirement benefit cost for all plans for fiscal years ended January 2006, 2005 and 2004 included the following components:

	2006	2005	2004

Service cost	$26	$143	$1,398
Interest cost	165	903	5,945
Net amortization	1	(911)	984
Settlement Charge	(106)	(62,007)	—
Curtailment gain	(43)	(122)	(556)

Net periodic postretirement benefit cost	$43	$(61,994)	$7,771

In determining the net periodic postretirement benefit cost, the weighted average discount rate was 6.00%, 6.25% and 6.75%, respectively, for the fiscal years ended January 2006, 2005 and 2004. The following table sets forth the status of the Company’s postretirement plans, which are unfunded based on valuations performed at January 31, 2006 and 2005, respectively:

	2006	2005	2004

Change in benefit obligation
Benefit obligation - beginning of year	$(2,857)	$(97,019)	$(92,758)
Service cost	(26)	(143)	(1,398)
Interest cost	(165)	(903)	(5,945)
Benefits paid	222	3,299	5,108
Employee contributions	—	(956)	(1,018)
Amendments	380	45,732	2,076
Settlements	106	47,603	—
Actuarial gain (loss)	(195)	(470)	(3,084)

Benefit obligation - end of year	$(2,535)	$(2,857)	$(97,019)

Funded status	$(2,535)	$(2,857)	$(97,019)
Unrecognized net losses	117	335	32,498
Unrecognized prior service cost	(97)	(111)	(2,446)

Accrued postretirement benefit cost	(2,515)	(2,633)	(66,967)
Less current portion	—	—	4,037

Accrued postretirement benefit cost	$(2,515)	$(2,633)	$62,930

Weighted average assumptions as of the end of January
Discount rate	5.75%	6.00%	6.25%
Healthcare inflation rate	6.50%	7.80%	8.00%
Prescription drug inflation rate	N/A	N/A	6.0%-9.0%

Employee Security Plan

The Company maintains an employee security plan which provides severance benefits for all eligible employees of the Company and its subsidiaries losing their jobs in the event of a change in control as defined by the plan. Employees are eligible if they have one year or more of service and are not covered by a collective bargaining agreement. The plan provides two and one half months of pay for each year of service, up to twenty-four months maximum, and a continuation of health care and life insurance benefits on the same basis. The plan was amended during fiscal year ended January 29, 2005 such that the August 9, 2004 restructuring of the Company’s bank debt and related stock issuance were not deemed to be a “change of control” for the purpose of the plan.

12. STOCKHOLDERS’ EQUITY
(See Subsequent Event Note No 17 Regarding Effects of Bankruptcy Proceedings)

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

Holders of 6% Cumulative Preferred Stock are entitled to receive, when and as declared from surplus or from net profits, dividends at the rate of 6% per annum which are payable in arrears. Upon liquidation and any distribution of capital assets, holders of 6% Cumulative Preferred Stock shall be entitled to receive an amount equal to the par value of the stock, plus an amount equivalent to all unpaid accumulated dividends, before any distribution is made to any other class of stock. The Company’s Preferred Stock has no preference in involuntary liquidation considerably in excess of the par or stated value of the shares. Preferred Stock carries no pre-emptive rights, conversion rights and sinking fund provisions. The Company has the right to redeem the 6% Cumulative Preferred Stock upon the payment of the sum of $30 a share and an amount equivalent to all unpaid accumulated dividends thereon to the date fixed for redemption.

No shares of 6% Cumulative Preferred Stock were issued upon conversion, exercise or satisfaction of required conditions during the fiscal years ended January 28, 2006 and January 29, 2005. All shares of Common Stock that were issued upon conversion, exercise or satisfaction of required conditions are included in Note 13. As of January 28, 2006 and January 29, 2005, there is $129 of dividends in arrears on 6% Cumulative Preferred stock dividends. Under its current lending agreement, the Company is restricted from paying all dividends. Accumulated dividends during the period are deducted from income available to common shareholders to calculate earnings per share.

13. STOCK PLANS
(See Subsequent Event Note No 17 Regarding Effects of Bankruptcy Proceedings)

Employee Stock Purchase Plan

At January 2006, under the terms of a qualified stock purchase plan, the Company has not reserved shares of common stock for issuance to its employees. The purchase price of the stock is the lower of 90% of the market price at the time of grant or at the time of exercise. The Company terminated the Employee Stock Purchase Plan on June 30, 2004. Unexercised rights that expired on this date were not made available for future grants.

	2006	2005	2004

Outstanding at beginning of year	—	239,626	318,047
Exercised during the year	—	(36,628)	(44,955)
Expired during the year	—	(202,998)	(324,708)
Granted during the year	—	—	291,242

Outstanding at end of year	—	—	239,626

Average per share price of rights exercised	$—	$1.61	$6.47

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

		Exercise Price

	No. of Shares	Per Share	(Thousands) Total

Outstanding at
January 2003	1,466,767	$7.58-28.13	$27,332
Granted	235,410	11.00	2,590
Exercised	(3,700)	7.58-9.08	(29)
Expired	(253,903)		(4,744)

Outstanding at
January 2004	1,444,574	$7.58-28.13	$25,149
Granted	26,000	1.00-1.53	39
Exercised	0		0
Expired	(426,804)		(7,342)

Outstanding at
January 2005	1,043,770	$1.00-28.13	$17,846
Granted	0		0
Exercised	0		0
Expired	(281,420)	11.00-25.56	(4,920)

Outstanding at:
January 2006	762,350	$1.00-28.13	$12,926

Options Outstanding at January 2006

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life In Years	Weighted Average Exercise Price

1.00-7.58	26,000	9.00	1.49
9.08-12.42	173,100	5.71	11.31
16.60-19.00	408,000	5.39	17.76
21.88-28.13	155,250	2.86	23.72

	762,350

Options Exercisable at January 2006

Range of Exercise Prices	Options Exercisable	Weighted Average Exercise Price

1.00-7.58	26,000	1.490
9.08-12.42	173,100	11.31
16.60-19.00	408,000	17.76
21.88-28.13	155,250	23.72

	762,350

There was no stock based employee compensation expense included in the Consolidated Statement of Operations. In August 2004, the Company underwent a change in control in connection with its financial restructuring that triggered accelerated vesting of certain unvested employee stock options. During the second quarter of the fiscal year ended January 2005, the Company reviewed the accounting for its stock option plans and determined that a change in vesting occurred as a result of the August 2004 change in control. The Company determined the impact of the accelerated vesting, taking into consideration the amount of pro-forma expense reported to date, and has restated the prior year’s pro-forma calculation to include those remaining vesting costs that would have been reported at the October 30, 2004 balance sheet date.

Options exercisable under the plan at January 2006, 2005 and 2004 amounted to 762,350, 1,017,770 and 720,661, respectively. The weighted average exercise price of options exercisable at January 2006, 2005 and 2004 was $16.96, $18.86 and $19.04, respectively.

At the time options are exercised, the proceeds of the shares issued are credited to the related stockholders’ equity accounts. There were no charges to income in connection with the options for any of the years presented.

Accounting for Stock Plans

For disclosure purpose, the fair value of options granted under both the Stock Purchase Plan and Stock Option Plan was estimated at the date of grant using a Black-Scholes options pricing model.

The Company terminated the Employee Stock Purchase Plan effective June 30, 2004. No options were granted in fiscal years ended January 2006 and January 2005. The estimated fair value of the options is expensed in the year of issue in calculating pro forma amounts.

The valuation of the Stock Option Plan used the following weighted average assumptions for fiscal years ended 2006, 2005 and 2004, respectively: risk free interest rate of 3.59%, 3.59% and 3.07%; dividend yield of 0.00%, 00% and 0.44%; volatility factor of the expected price of the Company’s common stock of 72.18%, 72.18% and 45.72%; and an expected life of 5.37, 5.37 and 5.53 years. There were no options granted during the fiscal year ended 2006. The fair value per share for the options granted during fiscal years ended 2005 and 2004 was $0.94 and $5.05. The estimated fair value of the options is expensed over the five-year vesting period in calculating pro forma amounts.

Restricted Stock Award Plan

The Company has a restricted stock award plan for key employees who are expected to have a significant impact on the performance of the Company. The stock is restricted from being sold, transferred or assigned and is forfeitable until it vests, generally over a three year period. Amounts of awards are determined by the Management Development and Executive Compensation Committee of the Company’s Board of Directors. Compensation expense relating to awards of restricted stock is recognized over the vesting period. There have been no restricted stock awards or expenses incurred in any of the years presented, and all previous stock awards have fully vested.

Shareholder Rights Plan

The Company maintained a shareholder rights plan. The rights were distributed to shareholders at the rate of one right per share. The rights entitle the holder to purchase one additional share of voting common stock at a substantial discount and are exercisable only in the event of the acquisition of 20% or more of the Company’s voting common stock, or the commencement of a tender or exchange offer under which the offeror would own 20% or more of the Company’s voting common stock. By amendment dated August 9, 2004, the amended and restated Shareholder Rights plan was effectively terminated.

14. OTHER INCOME (EXPENSE)

The components of other income (expense) for the years ended January 2006, 2005 and 2004 are summarized below:

	2006	2005	2004

Other Income
Currency exchange gain, net	$1,338	$604	$1,694
Interest	23	38	169
Duty drawback recovery	159	—	—
Gain on post retirement plan termination	—	65,684	—
Other	1,130	224	791

Total other income	$2,650	$66,550	$2,654

Other Expense
Currency exchange loss, net	$(2,599)	$(722)	$(1,108)
Retirement and employee security plan curtailments	(105)	(3,566)	—
Bank fees	—	(60)	(91)
Other	328	(2,842)	(1,852)

Total other expense	$(2,376)	$(7,190)	$(3,051)

15. EARNINGS PER SHARE

The following is a reconciliation of basic earnings per share to diluted earnings per share for fiscal years ended January 2006, 2005 and 2004. The anti-dilutive shares outstanding were 762,000, 646,000 and 960,000, for fiscal years ended January 2006, 2005 and 2004, respectively.

	(Thousands except per share amounts)	Net Income (Loss)	Preferred Stock Dividends	Adjusted Net (Loss) Income	Average Shares	Earnings Per Share

2006:	Basic earnings per share	(21,976)	(129)	(22,105)	46,632	$(.47)
	Effect of stock options	—	—	—	—	—
	Diluted earnings per share	(21,976)	(129)	(22,105)	46,632	$(.47)

2005:	Basic earnings per share	$(51,129)	$(129)	$(51,258)	30,450	$(1.68)
	Effect of stock options	—	—	—	—	—
	Diluted earnings per share	(51,129)	(129)	(51,258)	30,450	(1.68)

2004:	Basic earnings per share	$(99,211)	$(129)	$(99,340)	16,606	$(5.98)
	Effect of stock options	—	—	—	—	—
	Diluted earnings per share	(99,211)	(129)	(99,340)	16,606	(5.98)

16. OPERATIONS BY SEGMENT

The Company operates in a single business - tableware products. The Company’s operations are organized by the three segments for its products: Consumer, Foodservice and International. Unallocated selling, distribution and administrative costs are incurred for various activities including marketing, advertising, design, product development, sourcing, procurement, transportation, storage, distribution and other activities on a common basis across all business segments. Additionally, to various degrees accounting, data processing, credit and collection, and payroll activities are also performed on shared basis for each of the businesses.

Internal financial reports are prepared for each of the three business segments and report net sales and segment contribution before unallocated costs. Segment contribution is defined as revenues less costs that are directly identified with the product, customer account, and customer order or business segment activity. Costs that can not be directly identified using these criteria are classified as unallocated. Prior to the fiscal year ended January 2006, products for each of the businesses were produced in common manufacturing facilities, and hence unallocated manufacturing costs were excluded from reported segment contribution.

Beginning in fiscal 2006, the Company began evaluating its domestic Foodservice and Consumer segments, including the financial results of its Canadian subsidiary. The Company decided to view its domestic operations on a North American basis, due to similar sales and distribution channels in the region, thereby including the financial results of the Canadian operation in both the Foodservice and Consumer segments. The prior year 2005 and 2004 segment disclosures have been restated to reflect this change. The change in segment reporting has no effect on reported earnings.

The Company’s Consumer segment sells directly to a broad base of retail outlets including department stores, mass merchandisers, chain stores and directly to consumers through the Oneida Retail outlet stores and outbound call center (1-800-tspoon) and website (www.oneida.com). The Company’s Foodservice segment sells directly or through distributors to foodservice operations worldwide, including hotels, restaurants, airlines, cruise lines, schools and healthcare facilities. The Company’s International segment sells to a variety of distributors, foodservice operations and retail outlets.

The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements. The Company evaluates the performance of its segments based on revenue, and reports segment contributions before unallocated manufacturing costs, unallocated selling, distribution and administrative costs, restructuring and unusual charges, interest, miscellaneous income/expenses, corporate expenses and income taxes. Had additional unallocated manufacturing costs of $34,993 and $56,022 been allocated to the segments in each of the two fiscal years ended January 2005 and 2004, respectively, segment direct profits would have been lower than the amounts reported. The Company does not derive more than 10% of its total revenues from any individual customer, government agency or export sales.

Segment information for the three fiscal years ended January 2006, 2005 and 2004 is as follows:

	2006	2005	2004

Revenues
Net Sales to external customers:
Foodservice	$163,082	$193,602	$203,056
Consumer	125,530	154,985	184,079
International	59,218	66,449	65,840

Total segment net sales	347,830	415,036	452,975
Reconciling items:
License fees	2,989	2,429	1,466

Total revenues	$350,819	$417,465	$454,441

(Loss) income before income taxes
Segment contributions before unallocated costs
Foodservice	39,188	40,035	59,932
Consumer	18,616	4,700	25,981
International	(701)	(5,209)	14,424

Total segment contributions	57,103	39,526	100,337
Unallocated manufacturing costs	—	34,876	56,022

Unallocated selling, distribution and administrative costs	33,224	37,393	75,025
Restructuring charges	5,478	(323)	9,001
Impairment charges	6,591	57,150	19,904
(Gain) loss on sales of assets	(333)	(4,573)	(2,737)
Other income	(2,650)	(66,550)	(2,654)
Other (expense)	2,376	7,190	3,051

Interest expense and deferred financing costs	33,035	22,637	16,673

(Loss) income before income taxes	$(20,618)	$(48,274)	$(73,948)

	2006	2005

Total assets:
Foodservice	$152,854	$162,853
Consumer	85,367	95,749
International	42,853	56,928
Shared Assets (a)	19,097	13,282

Total	$300,171	$328,812

Goodwill:
Foodservice	$79,506	$79,506
Consumer	30,354	30,354
International	6,226	11,243

Total	$116,086	$121,103

(a)

Shared Assets represent assets that provide economic benefit to all of the Company’s Operating segments. Shared assets are not allocated to operating segments for internal reporting or decision making purposes.

The following is a breakout of net sales and identifiable assets based on the geographic locations of our sales offices:

	2006	2005	2004
Net Sales:
North America	$289,070	$338,472	$371,815
Europe	37,370	51,166	50,466
Other	21,390	25,398	30,694

Total	$347,830	$415,036	$452,975

Identifiable Assets:
North America	$259,016	$273,513
Europe	23,480	32,745
Other	17,675	22,554

Total	$300,171	$328,812

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Quarter Ended

2006	April 30, 2005	July 30, 2005	October 29, 2005	January 28, 2006

Net sales	$89,736	$78,692	$88,577	$90,825
Gross margin (excluding License Fee revenue)	31,216	27,284	31,605	30,672
Net income (loss)	(3,300)	(6,764)	(6,019)	(5,893)
Earnings per share:
Basic	(.07)	(.15)	(.13)	(.12)
Diluted	(.07)	(.15)	(.13)	(.12)

	Quarter Ended

2005	May 1, 2004	July 31, 2004	October 30, 2004	January 29, 2005

Net sales	$110,645	$101,020	$101,273	$102,098
Gross margin (excluding
License Fee revenue.)	30,391	20,814	25,531	12,716
Net income (loss)	54,385	(48,291)	(23,849)	(33,374)
Earnings per share(1):
Basic	$3.25	$(2.88)	$(.57)	$(.72)
Diluted	3.25	(2.88)	(.57)	(.72)

(1) Basic and Diluted Earnings per share calculated using weighted average shares outstanding.

The Company incurred significant adjustments in the fourth quarter of fiscal years ended January 2006 and January 2005 as follows:

	2006	2005

Inventory reserve	$—	$10,119
Impairment loss on depreciable assets	—	3,298
Impairment of intangible assets	1,718	1,663
Professional fees related to the restructuring plan	3,108	2,110
Environmental reserve	—	1,400

Total	$4,826	$18,590

17. SUBSEQUENT EVENTS
Chapter 11 Proceedings

On March 19, 2006 (the “Petition Date”), the Company filed with the Bankruptcy Court voluntary petitions for relief under chapter 11 of the Bankruptcy Code. The Company is continuing in possession of their respective properties and continuing to operate and manage their businesses as debtors in possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code. On March 21, 2006, the Bankruptcy Court entered an order (Docket No. 33) that the Debtors’ chapter 11 cases (the “Chapter 11 Cases”) be procedurally consolidated and jointly administered for procedural purposes only under Case No. 06-01489. The Honorable Allan L. Gropper is presiding over the Chapter 11 Cases. As of the date hereof, no request has been made for the appointment of a trustee or examiner in these cases. On April 10, 2006, the Office of the United States Trustee appointed an official committee of unsecured creditors (Docket No. 125).

Joint Prenegotiated Plan of Reorganization

As discussed in Note 2(a), on the Petition Date, the Company filed with the Bankruptcy Court, among other things, the Plan. The Plan provides for, among other things, (1) repayment in full of the Debtors’ then outstanding debtor in possession financing and the Tranche A Loan pursuant to a $170 million exit financing facility for which the Company has received a firm commitment from Credit Suisse, (2) conversion of the Tranche B Loan into 100% of the issued and outstanding equity of reorganized Oneida as of the effective date of the Plan, (3) a distribution to the PBGC of a $3 million promissory note that (a) has a variable rate of interest if the PBGC votes to accept and does not object to the Plan and (b) is non-interest bearing in the event that the PBGC either votes to reject or objects to the Plan, (4) payment in full of all other allowed general unsecured claims of the Company and (v) cancellation of all of Oneida’s existing equity interests.

The Company has entered into the Plan Support Agreement with 94% of the prepetition lenders holding Tranche A Loans and 100% of the prepetition lenders holding Tranche B Loans. Based on the number and percentage of prepetition lenders that have executed the Plan Support Agreement, the Company believes that they have received sufficient commitments to confirm the Plan.

Financing

The DIP Credit Agreement

On the Petition Date, the Company filed with the Bankruptcy Court a motion for interim and final orders approving (i) the proposed Revolving Credit and Guaranty Agreement (the “DIP Credit Agreement”) among Oneida Ltd., as borrower, each of the other Debtors, as guarantors, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative and collateral agent (the “DIP Agent”), by which the Company plans to finance their operations during the Chapter 11 Cases, and (ii) an adequate protection package for the benefit of the lenders under the Company’s prepetition credit agreement (Docket No. 20). The DIP Credit Agreement provides for a total revolving commitment of $40 million, which includes availabilities for the issuance of letters of credit from a group of lenders led by the DIP Agent.

The Bankruptcy Court, on March 21, 2006, entered an order approving the DIP Credit Agreement on an interim basis (Docket No. 35) and, on April 7, 2006, entered an order approving the DIP Credit Agreement on a final basis (Docket No. 116).

The DIP Credit Agreement provides the Company with a $40 million senior secured priming facility which, subject to certain limitations, permits the Company to lend or advance funds to, or make intercompany investments in, their subsidiaries. The DIP Credit Agreement provides for the repayment in full of the Company’s prepetition revolving loans upon entry of the interim order. The Company believes that the DIP Credit Agreement will provide adequate liquidity to fund operations during the Chapter 11 Cases and to implement the Plan. The Company has maintained compliance with the covenants and restrictions associated with the DIP Credit Agreement.

The Exit Facility

The Plan contemplates the Company entering into a certain $170 million credit facility (the “Exit Facility”) to be provided to Oneida Ltd., as reorganized on or after the effective date of the Plan, pursuant to which the Company will finance their emergence from chapter 11. The Exit Facility provides for a five-year revolving commitment of $80 million and a $90 million six-year term loan. In connection with procurement of the Exit Facility, the Company is required to pay an arrangement fee to Credit Suisse. On March 27, 2006, the Debtors filed with the Bankruptcy Court a motion for an order authorizing the Debtors to pay this fee (Docket No. 64). A hearing on the motion was held on April 17, 2006, and the Bankruptcy Court is considering approval of the motion on a final basis.

Pension Plan Termination

On the Petition Date, the Company filed with the Bankruptcy Court a motion for an order (i) determining that the Company satisfies the financial requirements, as set forth in the Employee Retirement Income Security Act of 1974, as amended, and in the rules and regulations promulgated thereunder, for distress termination of the Debtors’ three tax qualified single-employer defined benefit pension plans (the “Oneida Pension Plans”) and (ii) approving termination of the Oneida Pension Plans (Docket No. 22) (the “Pension Termination Motion”).

On May 3, 2006, the Company and the PBGC entered into a settlement agreement which remains subject to bankruptcy court approval. The settlement provides, among other things, that the Company will retain the two of the three pension plans, the Retirement Income Plan for Employees of Buffalo China, Inc. and the GMP- Buffalo China Inc. Pension Plan for Employees Who are Members of Local 76A, both of which are substantially smaller than the Retirement Plan for Employees of Oneida Ltd.. The settlement further provides for the execution of a note by the Company in favor of the PBGC in the amount of approximately $3,000,000.

Sale of Real Property

On March 28, 2006, the Company filed with the Bankruptcy Court a motion for an order (i) approving the sale of a distribution facility located in Buffalo, New York in accordance with the terms of a prepetition sale agreement, (ii) authorizing the Company to enter into certain post-closing leases relating to office space and decorating space, (iii) authorizing the Company to purchase the title to certain leased equipment in order to transfer title to the purchaser in accordance with the prepetition sale agreement and (iv) approving any occupancy agreement entered into between the Company and the purchaser, effective nunc pro tunc to the date of any such agreement, and authorizing the Company to perform thereunder (Docket No. 71). On April 17, 2006, the Bankruptcy Court entered an order approving the motion on a final basis (Docket No. 148).

On June 6, 2006, the Company sold the distribution facility located in Buffalo, New York for cash proceeds of approximately $5.3 million.

Plan Confirmation

On August 31, 2006, the Company announced that its prenegotiated plan of reorganization was confirmed by the U.S. Bankruptcy Court for the Southern District of New York, setting the stage for Oneida’s emergence from Chapter 11 as a privately-held company.

Oneida’s plan of reorganization provides for the conversion of 100% of its Tranche B loan, representing approximately $100 million into 100% of the equity of the newly reorganized company. The plan also includes $170 million in senior secured long-term credit facilities, consisting of an $80 million asset based revolving credit facility and a $90 million term loan that will refinance Oneida’s Tranche A debt and provide the company with additional liquidity to continue to grow its business. Oneida’s general unsecured creditors will not be impaired under the plan; however, existing common and preferred stockholders will not receive any distributions under the plan and their equity will be cancelled on the effective date of the plan. The Company is expected to emerge from Chapter 11 on or about September 12, 2006.

Other Subsequent Events

On March 2, 2006, the Company received a purchase offer subject to the buyers inspection of the property to purchase the Oneida Knife Plant located in Sherrill, New York. During the inspection, the Company was notified of a possible petroleum spill on a portion of the property. It is anticipated that some remediation will be required but the extent and cost of this remediation is not known at this time.

On March 31, 2006, Terry G. Westbrook resigned his position as Chief Executive Officer as of May 31, 2006. Mr. Westbrook remains a member of the Company’s Board of Directors. Further, Mr. James E. Joseph was appointed President of the Company effective May 31, 2006.

On June 7, 2006, the Company’s lenders approved an amendment to the Company’s Revolving Credit and Guaranty Agreement dated as of March 21, 2006 (“DIP Credit Agreement”) which amends the deadlines for the Company to submit: (a) the audited financial statements for the fiscal year ended January 28, 2006, and (b) the unaudited financial statements for the quarter ended April 29, 2006, to August 1, 2006 and August 15, 2006, respectively.

On July 26, 2006, the Company announced a plan to relocate their distribution center from Sherrill, New York to Savannah, Georgia. The relocation is scheduled to begin in the beginning of fiscal year 2008. In conjunction with the Sherrill, New York distribution center closure, the Company has determined that it will incur cash costs of approximately $550,000 related to severance and retention payments to employees; approximately $500,000 related to relocating inventory from Sherrill, New York to its new distribution facility in Savannah, Georgia and existing Lebec, California distribution facility; and approximately $625,000 related to the termination of existing real and personal property leases utilized by the Sherrill, New York distribution facility.

On August 1, 2006, the Company’s lenders approved Amendment No. 2 to the Company’s Revolving Credit and Guaranty Agreement dated as of March 21, 2006 (“DIP Credit Agreement”) which amends the deadlines for the Company to submit: (a) the audited financial statements for the fiscal year ended January 28, 2006, and (b) the unaudited financial statements for the quarter ended April 29, 2006, to August 15, 2006 and August 29, 2006, respectively.

On August 15, 2006, the Company’s lenders approved Amendment No. 3 to the Company’s Revolving Credit and Guaranty Agreement dated as of March 21, 2006 (“DIP Credit Agreement”) which amends the deadlines for the Company to submit: (a) the audited financial statements for the fiscal year ended January 28, 2006, and (b) the unaudited financial statements for the quarter ended April 29, 2006, to September 15, 2006 and October 16, 2006, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.

The purpose of disclosure controls is to ensure that information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. The purpose of internal controls is to provide reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use and our transactions are properly recorded and reported to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

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

Our internal controls are evaluated on an ongoing basis by personnel in our organization and by our independent registered public accounting firm in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our disclosure and internal controls and to make modifications as necessary, as disclosure and internal controls are intended to be dynamic systems that change (including improvements and corrections as conditions warrant). Part of this evaluation is to determine whether there were any significant deficiencies or material weaknesses in our internal controls, or whether we had identified any acts of fraud involving personnel who have significant role in the internal controls. Significant deficiencies are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements; material weaknesses are particularly serious conditions where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions.

Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, subject to the limitations noted above, both our disclosure controls and procedures and our internal controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and that information required to be disclosed by us in these periodic filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with the generally accepted accounting principles.

There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for our financial reporting as of January 28, 2006. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as COSO. Our assessment included the documentation and understanding of our internal control over financial reporting. We have evaluated the design effectiveness and tested the operating effectiveness of internal controls to form our conclusion.

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

Based on this assessment, the undersigned officers concluded that our internal controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and that information required to be disclosed by us in these periodic filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

The Audit Committee of our Board of Directors, which consists of independent, non-executive directors, meets regularly with management, the internal auditor and the independent accountants to review accounting, reporting, auditing and internal control matters. The committee has direct and private access to both internal and external auditors.

BDO Seidman, LLP, independent registered public accounting firm of our financial statements, has reported on management’s assertion with respect to the effectiveness of our internal control over financial reporting as of January 28, 2006.

/s/ TERRY G. WESTBROOK	/s/ ANDREW G. CHURCH

Terry G. Westbrook	Andrew G. Church
President and Chief Executive	Senior Vice President and Chief
Officer	Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Oneida Ltd.
Oneida, New York

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control, that Oneida Ltd. and subsidiaries maintained effective internal control over financial reporting as of January 28, 2006, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Oneida Ltd. and subsidiaries maintained effective internal control over financial reporting as of January 28, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Oneida Ltd. and subsidiaries as of January 29, 2005 and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for the year then ended and our report dated May 12, 2006, except for Notes 16 and 17, as to which the date is August 31, 2006. Our report contains an explanatory paragraph regarding the Company’s ability to continue as a going concern.

/s/ BDO Seidman, LLP
New York, New York

May 12, 2006

ITEM 9B.	OTHER INFORMATION.

On March 23, 2005, Oneida Ltd. the Company entered into a letter agreement with Peter J. Kallet pursuant to which Mr. Kallet resigned as President and Chief Executive Officer of the Company effective as of March 23, 2005, but will continue as an employee of the Company through July 2007. Also pursuant to the Agreement, Mr. Kallet resigned from his position as a member of the Company’s Board of Directors, including his position of Chairman of the Board, effective May 25, 2005, the date of the Company’s 2005 Annual Meeting of Stockholders.

On September 6, 2005 Oneida Ltd. entered into an employment agreement with Terry G. Westbrook, the Company’s President and Chief Executive Officer. The agreement provided that Mr. Westbrook would be employed by the Company as President and Chief Executive Officer for a term expiring May 31, 2006, at an annual base salary of $400,000. In addition, the agreement required the Company to pay or reimburse Mr. Westbrook for various housing and travel expenses while residing in Oneida, NY. The agreement further provided for a sign on bonus, participation in the Company’s annual cash incentive plan, reimbursement of legal expenses relating to the drafting of the agreement, participation in any long term incentive plan developed by the Company and payment of board fees for work done prior to Mr. Westbrook’s employment. In accordance with the Agreement, Mr. Westbrook resigned as President and Chief Executive Officer on May 31, 2006 but continues in his position as Director.

On June 29, 2006 Oneida Ltd. entered into an Employment Agreement (the “Agreement”) with James E. Joseph, the Company’s President (“Mr. Joseph”). This Agreement provides that Mr. Joseph will be employed by the Company as President, at an annual base salary of $300,000. In addition, the Agreement requires the Company to pay or reimburse Mr. Joseph for various relocation expenses. The Agreement further provides for a signing bonus, participation in the Company’s annual cash incentive plan, participation in any long term incentive plan developed by the Company and severance payments in certain circumstances. The Agreement also contains certain other provisions that are standard in agreements with senior executives including provisions regarding employee benefits, no-solicitation, non-competition and confidentiality.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Company makes available without cost in the “Investor Information” section of its Internet website at www.oneida.com, the Company’s Corporate Governance Guidelines, Code of Business Conduct and Ethics, Audit Committee Charter, Nominating and Corporate Governance Committee Charter and Management Development and Executive Compensation Committee Charter. Copies of these materials are also available in print. For print copies, stockholders should submit written requests to Oneida Ltd., Investor Relations Department, 163-181 Kenwood Avenue, Oneida, New York 13421. The Company intends to promptly disclose all amendments to, and waivers of, any of the provisions of these documents on the Company’s website. The Company is not including the information contained on the Company’s website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K or any other report that the Company files with or furnishes to the Securities and Exchange Commission.

Directors of the Registrant

As of the date of this Report, the Company’s Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws specify that the Board of Directors of the Company shall consist of not less than five nor more than fifteen Directors. The Company’s Bylaws and Certificate of Incorporation also provide that the Board of Directors is divided into three classes of Directors, each consisting, as nearly as possible, of one third of the entire Board.

As of June 1, 2006 Company’s Board of Directors was comprised of eight members, divided into three classes of directors serving staggered terms. As of that date no family relationships existed among any of the Directors, nor is there any arrangement or understanding pursuant to which any person was selected as a Director. Directors hold office for a term ending on the date of the first, second or third Annual Meeting following the Annual Meeting at which such Director was elected or until their respective successors are elected.

Director Information

Each of the eight directors is an independent non-employee and except for Clarence A. Davis, who was elected by the Board of Directors on August 9, 2005 to fill the seat vacated by Peter J. Marshall, who resigned on June 7, 2005, each was elected by the shareholders.

Directors with a Term expiring May 2009

Clarence A. Davis (a) Director since August 2005, Age 64	Retired Chief Operating Officer of the AICPA

In 2005 Mr. Davis retired from the position of Chief Operating Officer of the American Institute of Certified Public Accountants, a position he had held since 2000. Mr. Davis had been the Institute’s Chief Financial officer from 1998 through 2000. The American Institute of Certified Public Accountants is the national, professional organization for all Certified Public Accountants, providing its members with various resources, information, and leadership. Prior to joining the American Institute of Certified Public Accountants, Mr. Davis was the of Clarence A. Davis Enterprises, Inc., a financial and organizational consulting firm, from 1990 through 1998 and a Senior Partner with the public accounting firm Spicer & Oppenheim, formerly known as Oppenheimer, Appel, Dixon & Co., from 1967 through 1990. Mr. Davis Served in the United States Marine Corps from 1960 through 1964, received his B.S. in Accounting from Long Island University and in 1975 became a certified public accountant.

Hugh R. Rovit (a)(c)(e) Director since October 2004, Age 45	Chief Executive Officer Sure Fit Inc.

Mr. Rovit has been Chief Executive Officer of Sure Fit Inc., a marketer and distributor of furniture slipcovers since May 2006. Mr. Rovit was a of the turnaround management firm Masson & Company from 2001 through 2005. Previously Mr. Rovit held the position of Chief Financial Officer of Best Manufacturing, Inc., a manufacturer and distributor of institutional service apparel and textiles, from 1998 through 2001; Chief Financial Officer of Royce Hosiery Mills, Inc., a manufacturer and distributor of men’s and women’s hosiery, from 1991 through 1998; Assistant to the Chairman of The Natori Company, Inc., a manufacturer of intimate apparel and accessories, from 1991 through 1998; and Analyst and Associate with Lehman Brothers from 1983 through 1985, and 1985 through 1987, respectively.

Terry G. Westbrook (b)(c) Director since October 2004, Age 59	Former President and Chief Executive Officer of Oneida Ltd.

Mr. Westbrook was named President and Chief Executive Officer of Oneida Ltd. in March 2005. On May 31, 2006 he resigned from that position but continues as a member of the Board of Directors. From 2003 to 2005, Mr. Westbrook was a Managing Director of Foundation Equity Investors Ltd., a private investment firm. Mr. Westbrook held the positions of Executive Vice President and Chief Financial Officer of Amrita Holdings, LLC, a private equity holding company, from 2002 to 2003; Senior Vice President and Chief Financial Officer, General Binding Corporation, an office products manufacturer and supplier, from 1999 through 2002; Senior Vice President and Chief Financial Officer of Utilicorp United, an energy company, from 1996 through 1998; Senior Vice President and Chief Financial Officer of The Quaker Oats Company from 1991 through 1996, and other executive positions with The Quaker Oats Company from 1984 through 1991; and Vice President, Corporate Development, Stokely-Van Camp, Inc., a consumer foods and edible oils manufacturer, from 1982 through 1984. Previously, Mr. Westbrook also held corporate and operating management positions within General Mills Inc.

Directors with Terms expiring May 2007

Gregory M. Harden (d)(e)	President and Chief Executive Officer,
Director since 1998, Age 49	Harden Furniture Co., Inc.

Mr. Harden has held the above position for more than the past five years. Mr. Harden is a director of Phoenix Footwear Group, Inc.

Fred Spivak (d) (e) Director since October 2004, Age 54	Senior Managing Director of the restructuring firm of Management Services Consultants, LLC

Mr. Spivak has been Senior Managing Director of the restructuring firm of Management Services Consultants, LLC since 2004. Mr. Spivak held the positions of Executive Vice President and Chief Financial Officer of Colorado Prime Foods, a telemarketer and distributor of food products, appliances and housewares, from 2000 through 2004; Managing Director and Chief Operating Officer of Morgan-Walke Associates, a public relations firm, from 1997 through 2000; Vice President, Finance & Administration and Chief Financial Officer of Lifetime Hoan Corporation, a distributor of household cutlery and kitchenware, from 1984 through 1997; and Controller, Vida Shoes International, an importer and distributor of women’s footwear, from 1981 through 1984. Previously Mr. Spivak held various financial positions with Olivetti Corporation and was a member of the accounting firm of KPMG LLP.

Directors with Terms expiring in May 2008

William C. Langley (a)(b)(c) Director since October 2004, Age 67 Mr. Langley is a Director of Singer N.V., a Netherlands Antilles corporation.	Former Executive Vice President and Chief Credit and Risk Policy Officer of the banking corporation now known as JPMorgan Chase & Co.

From 1961 through 1996 Mr. Langley held various executive positions with Hanover Bank, Manufacturers Hanover Corporation, Chemical Banking Corporation and Chase Manhattan Corporation, including most recently, Executive Vice President and Chief Credit and Risk Policy Officer of the banking corporation now known as JPMorgan Chase & Co.

Christopher H. Smith (a)(b)(c) Director since October 2004, Age 67	Managing of Alexander, Smith & Company, Inc.

Mr. Smith has been Managing of Alexander, Smith & Company, Inc., a merchant banking firm, since 1986. In the context of his work with Alexander, Smith and Company, Inc., Mr. Smith has held executive positions with a variety of Alexander, Smith and Company clients, including London Fog Industries, Inc., Escada AG and Puma USA, Inc. Previously Mr. Smith was of counsel to the law firm of Foley & Lardner from 1994 through 1999; President and Chief Executive Officer of Barnes Engineering Company, a designer and manufacturer of electro-optics for defense and commercial applications, from 1977 through 1986; held several legal and executive positions, including General Counsel and Chief Executive Officer, with FAG Bearings Corporation from 1968 through 1997; and a member of the law firm of Whitman & Ransom from 1966 through 1993.

Nick White (d)(e) Director since October 2004, Age 61	President and Chief Executive Officer of White & Associates

Mr. White has been President and Chief Executive Officer of White & Associates, a management consulting firm, since 2000. From 1973 through 2000 Mr. White held numerous executive and management positions with Wal*Mart, including Executive Vice President, Wal*Mart, Inc. and General Manager of Supercenter division from 1989 to 2000; and Executive Vice President and General Manager of Sam’s Wholesale Club from 1985 through 1989. From 1968 through 1973 Mr. White held a management position with Spartan-Atlantic Department Stores. Mr. White served in the United States Marine Corps from 1963 through 1966. Mr. White also serves on the Board of Directors of Playtex Products, Inc. and Gold Toe Brands, Inc.

(a)	Member of the Audit Committee.

(b)	Member of the Executive Committee.

(c)	Member of the Finance Committee.

(d)	Member of the Management Development and Executive Compensation Committee.

(e)	Member of the Nominating and Corporate Governance Committee.

Executive Officers of the Registrant

As of June 1, 2006, the persons named below are the executive officers of the Company and all have been elected by the Oneida Ltd. Board of Directors to serve in the capacities indicated. No family relationships exist among any of the executive officers named, nor is there any arrangement or understanding pursuant to which any person was selected as an officer.

Name, Age and Positions with Company	Business Affiliations During Past Five Years

James E. Joseph, 45 President

Mr. Joseph was elected President of the Company effective May 31, 2006. He previously served as Executive Vice President, Worldwide Sales and Marketing since April 2005. Mr. Joseph had been Senior Vice President and General Manager, Foodservice Division from August 2000 through April 2005; Senior Vice President, International Division from March through August 2000; and Vice President and Managing Director of Oneida’s European, African and Asian operations from 1998 through March 2000.

Andrew G. Church, 47 Senior Vice President and Chief Financial Officer

Mr. Church joined the Company as Senior Vice President and Chief Financial Officer in November 2004. Prior to joining Oneida Ltd, Mr. Church had been Interim Vice President, Finance of Saleslink Corporation, a wholly-owned subsidiary of CMGI, Inc., during 2003; Senior Vice President of Quebecor World, Inc. during 2002; Executive Vice President and Chief Financial Officer of Nurun, Inc. from 2000 through 2002; Vice President, Planning and Business Development of Quebecor Printing (USA) Corp. from 1997-2000; and Director of Financial Planning & Analysis of Quebecor Printing, Inc. during 1996. Mr. Church was a Director of Mindready Solutions, Inc. during 2001-2002. Prior to 1996, Mr. Church held various general management and financial positions with Millipore Corporation and was a member of the accounting firm of Ernst & Young, LLP.

Robert Hack, 45 Senior Vice President, Information Systems and Chief Information Officer

Mr. Hack was appointed Vice President, Information Technology and Chief Information Officer in October 2005 and was elected Senior Vice President in June 2006. Prior to joining the Company he was the Vice President, Information Systems and Chief Information Officer for Marietta Corporation. Prior to that Mr. Hack spent 11 years with Eastman-Kodak and 9 years with Carrier Corporation.

Paul Masson, 45 Senior Vice President, Global Procurement

Mr. Masson was elected Senior Vice President, Global Procurement in December 2005. Mr. Masson had been Senior Vice President and Managing Director, International Division from March 2003 through December 2005; Vice President, International Division from July 2001 through March 2003, Managing Director, Europe, Africa and Asia from August 2000 through July 2001 and Marketing Director of Viners of Sheffield, Limited from June 2000 through August 2000. Mr. Masson joined the Company in June 2000 at the time of the Company’s acquisition of Viners of Sheffield, Limited.

James Mylonas, 49 Senior Vice President and General Manager, Consumer Division

Mr. Mylonas was appointed Senior Vice President and General Manager, Consumer Division, in May 2005. From 2003 to 2005 he served as President of the Company wholly-owned subsidiary, Sakura, Inc., and prior to that as Vice President, Sales and Product Management for Sakura.

John Ross, 56 Corporate Controller and Chief Accounting Officer	Mr. Ross joined the Company as Corporate Controller and Chief Accounting Officer in October 2005. Prior to that he was with Pacer International, PIC International Group, Hubbell Inc. and early in his career he worked in public accounting. Mr. Ross is a CPA.

David Sank, 44 Senior Vice President, Marketing

Mr. Sank was appointed to his current position in August 2005. Prior to that he was Vice President of Marketing and Strategy for Cecilware and prior to that he served in marketing and brand management positions at Kraft Foods, Campbell Soup and General Mills.

Catherine H. Suttmeier, 49 Corporate Vice President, Secretary and General Counsel	Ms. Suttmeier has held the position of Corporate Vice President, Secretary and General Counsel of Oneida Ltd. for more than the past five years.

Dominick J. Trapasso, 52 Senior Vice President, Supply Chain

Mr. Trapasso joined Oneida Ltd. as Senior Vice President, Supply Chain in March 2004. Prior to joining Oneida Ltd. Mr. Trapasso had been Senior Vice President, Operations of Emco Sales and Service from January 2000 through March 2004.

Foster J. Sullivan, 56 Senior Vice President and General Manager, Foodservice Division

Mr. Sullivan was appointed Senior Vice President and General Manager, Foodservice Division, in August 2005. Mr. Sullivan served as Senior Vice President of Hotel and Gaming Sales from 1996 through 2005. Prior to that, he was with THC Systems, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers to file reports with the Securities and Exchange Commission disclosing their ownership, and changes in their ownership, of the Company’s stock. Copies of these reports must also be furnished to the Company. Based solely upon its review of these copies, the Company believes that during the fiscal year ended in January 2006, all of such forms were filed on a timely basis by reporting persons.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics which applies to all officers, directors and employees of the Company. Copies of the Company’s Code of Business Conduct and Ethics is available, without cost, on the “Investor Information” section of the Company’s Internet website at www.oneida.com. Print copies are also available upon receipt of written request addressed to Oneida Ltd., Investor Relations Department, 163-181 Kenwood Avenue, Oneida, New York 13421. The Company intends to promptly disclose all amendments to, and waivers of any of the provisions of, the Code of Business Conduct and Ethics on the Company’s website.

ITEM 11.	EXECUTIVE COMPENSATION.

DIRECTORS’ COMPENSATION

Directors who are not employees of the Company receive $36,000 on an annual basis for serving as Directors of the Company. Non-Employee Directors who chair a Board committee receive an additional annual retainer of $6,000. Non-Employee Directors who serve on a Subcommittee receive an additional retainer of $500 per month. Non-Employee Directors also received $1,500 per each Board, Committee and Subcommittee meeting. The total of the monthly Subcommittee retainer and meeting fees cannot exceed $1,500 for any single Director. In addition to the foregoing retainer and meeting fees, such Directors will also receive $200 per each hour, up to a maximum of $1,500 per each day, they spend outside of normal Board, Committee and Subcommittee meetings in furtherance of the discharge of their fiduciary duties. From September 1, 2005 until May 31, 2006, Mr. Smith received a monthly retainer of $6,000 but no meeting or other fees. Beginning June 1, 2006, he will receive the retainer and fees described above, as well as an annual retainer of $10,000 for serving as Chairman of the Board.

On April 5, 2005 the Board of Directors approved a stock-based compensation arrangement for the non-employee members of the Board. Under this arrangement, each non-employee Director as of October 25, 2004 was granted 10,000 shares of “phantom stock”. The value of one share of “phantom stock” will be equal to the value of one share of the Company’s Common Stock on the relevant determination date. Each grant will vest at a rate of 20% on the date of grant, 30% on October 25, 2005 and October 25, 2006, respectively, and 20% on October 25, 2007.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows for the past three fiscal years the cash compensation paid by the Company and its subsidiaries, as well as certain other compensation paid or accrued, to the Company’s Chief Executive Officers and each of the Company’s four other most highly compensated executive officers.

							Long Term Compensation

	Annual Compensation						Awards	Payouts

Name and Position	Fiscal Year Ended January	Salary (1)		Bonus		Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options SARs	LTIP Payouts(2)		All Other Compensation

Peter J. Kallet,	2006	$342,307		25,415		0	0	0	0		0
Vice Chairman,	2005	332,307		0		0	0	0	0		0
Former Chairman of the Board, President and CEO(3)	2004	366,923		0		0	0	50,000	0		3,884	(4)

Terry G. Westbrook, Former CEO and President(3)	2006	423,077		160,100		0	0	0	0		0 0

James E. Joseph, President(5)	2006	300,384		80,450		0	0	0	0		0
	2005	176,922		0		0	0		0
	2004	183,903		0		0	0	15,000	0		2,739	(4)

Andrew G. Church Senior Vice President and Chief Financial Officer(6)	2006	236,249		80,843
	2005	93,269		0		0	0	0	0		0
	2004

Paul Masson, Senior Vice President, Global Procurement	2006	261,516	(7)	34,410	(7)	0	0	0	0		114,750	(7)
	2005	266,000	(7)	38,000	(7)	0	0	0	0		0
	2004	252,000	(7)	36,000	(7)	0	0	0	0		0

Foster Sullivan Senior Vice President, Foodservice Sales	2006	454,960		0		0	0	0		0	0
	2005	429,800		0		0	0	0		0	0
	2004	459,700				0	0	0		0	0

(1)	Includes amounts deferred pursuant to salary reduction arrangements under the Oneida Ltd. 401(k) Savings Plan and the Oneida Ltd. Deferred Compensation Plan for Key Employees.

(2)	LTIP: Long-Term Incentive Payments.

(3)

Mr. Kallet resigned from his position as President and Chief Executive Officer effective March 23,2005. On that date Mr. Terry G. Westbrook was appointed President and Chief Executive Officer, succeeding Mr. Kallet. Mr. Westbrook resigned from employment with the Company on May 31, 2006. Mr. Kallet continues as an employee of the Company in the position of Vice Chairman.

(4)

Includes allocation of shares to the executives’ accounts under the Oneida Ltd. Employee Stock Ownership Plan, a defined contribution retirement plan, for fiscal year ended January 2004 in the following amounts: P. Kallet—641and J. Joseph—479. Shares are valued at the market price on the dates of allocations. There were no Employee Stock Ownership Plan allocations for fiscal years ended January 2005 and 2006.

(5)

Mr. Joseph was elected Executive Vice President, Worldwide Sales and Marketing in April 2005 and President of the Company effective May 31, 2006. During fiscal years ended January 2005 and 2004, Mr. Joseph was Senior Vice president and General Manager, Foodservice Division.

(6)	Mr. Church joined the Company as Senior Vice President and Chief Financial Officer in November 2004.

(7)

As an employee of the Company’s Oneida U.K., Limited subsidiary, Mr. Masson’s salary is paid in English Pounds. Mr. Masson’s salary for fiscal years ended January 2006, 2005 and 2004 was £152,000, £140,000 and £140,000, respectively. Solely for the purposes of presentation in this Summary Compensation table, Mr. Masson’s salary was translated into U.S. dollars using the exchange rate in effect on the last day of the fiscal year during which such salary was paid. The exchange rates used to convert Mr. Masson’s salary for fiscal years ended January 2006, 2005 and 2004 were 1.7, 1.9, and 1.8, respectively. As an employee of the Company’s Oneida U.K., Limited subsidiary, Mr. Masson is paid in English Pounds. Mr. Masson’s cash incentive for each of fiscal years ended January 2006, 2005 and 20034 was £20,000. Solely for the purposes of presentation in this Summary Compensation table, Mr. Masson’s cash incentive was translated into U.S. dollars using the exchange rate in effect on the last day of the fiscal year during which such cash incentive was paid. The exchange rates used to convert Mr. Masson’s cash incentive for fiscal years ended January 2006, 2005 and 2004 were 1.7, 1.9, and 1.8, respectively. Pursuant to the Agreement dated January 17, 2005, Mr. Masson is reimbursed for certain personal living, education and travel expenses for him and his family while they are located in Thailand.

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

The following table contains information concerning the grant of stock options under the Company’s 2002 Stock Option Plan to the Company’s Chief Executive Officer and each of the Company’s other named executive officers as of the end of the fiscal year ended January 2006.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

Name	Number of Securities Underlying Options/ SARs Granted	Individual Grants % of Total Options/ SARs Granted to Employees in Fiscal Year	Exercise or Base Price	Expiration Date
					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term

					5%	10%

P. Kallet	0	0	—	—	$0	$0
A. Conseur	0	0	—	—	0	0
J. P. Fobare	0	0	—	—	0	0
J. Joseph	0	0	—	—	0	0
P. Masson	0	0	—	—	0	0
D. Trapasso	0	0	—	—	0	0

The following table sets forth information with respect to the named executives concerning the exercise of options during the fiscal year ended January 2005 and unexercised options held at the fiscal year ended January 2005.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION/SAR VALUES

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options/SARs at FY-End	Value of Unexercised In-the-Money Options/SARs at FY-End

			Exercisable	Exercisable

P. Kallet	0	$ 0	252,000	$ 0/$0
J. Joseph	0	0	47,000	0/ 0

Pension Plan Table

The Company maintains the Retirement Plan for Employees of Oneida Ltd., a qualified defined benefit plan (the “Retirement Plan”). Compensation covered by the Retirement Plan includes base salary and cash incentives reported in the Summary Compensation Table. The normal retirement benefit at age 65 is based on years of service and the average annual compensation during the three highest paid consecutive calendar years from the ten years of employment preceding retirement. The Retirement Plan was frozen in April 2004 to prevent the addition of new participants into the plan, the vesting of participants not vested as of that date and the gain by vested participants of additional credited years of service. Years of service for the purpose of determining benefits for the named executives are P. Kallet—35 years and J. Joseph—16 years.

The Internal Revenue Code and the Employee Retirement Income Security Act of 1974 limits the amount of benefit that can be paid under the Retirement Plan to $170,000 and the maximum compensation that can be taken into account in establishing benefits to $210,000.

The following table shows estimated annual retirement benefits payable in the form of a straight life annuity beginning at age 65 under the Retirement Plan assuming retirement during fiscal year ended January 2006 of participants who have met eligibility requirements for unreduced benefits.

Final Average Annual Earnings	10 Years	15 Years	20 Years	25 Years	30 Years	35 Years	40 Years

$ 100,000	$9,500	$14,250	$19,000	$23,750	$28,500	$33,250	$38,000
120,000	11,400	17,100	22,800	28,500	34,200	39,900	45,600
150,000	14,250	21,375	28,500	35,625	42,750	49,875	57,000
200,000	19,000	28,500	38,000	47,500	57,000	66,500	76,000
250,000	23,750	35,625	47,500	59,375	71,250	83,125	95,000
300,000	28,500	42,750	57,000	71,250	85,500	99,750	114,000
350,000	33,250	49,875	66,500	83,125	99,750	116,375	133,000
400,000	38,000	57,000	76,000	95,000	114,000	133,000	152,000
500,000	47,500	71,250	95,000	118,750	142,500	166,250	190,000
600,000	57,000	85,500	114,000	142,500	171,000	199,500	228,000
700,000	66,500	99,750	133,000	166,250	199,500	232,750	266,000
800,000	76,000	114,000	152,000	190,000	228,000	266,000	304,000

In addition to the Retirement Plan, the named executives also participate in the Oneida Ltd. Employee Stock Ownership Plan, a qualified defined contribution plan. Benefits under the Employee Stock Ownership Plan are in the form of allocations of Company Common Stock pursuant to a formula considers a participant’s compensation during the six-month period prior to the allocation date and the participant’s years of credited service. Employee Stock Ownership Plan benefits are offset against the benefits to be received under the Retirement Plan. There were no allocations to the Employee Stock Ownership Plan accounts of plan participants, including the named executives, for the fiscal year ended January 2006. Further, all shares of common stock held by the Plan were liquidated on March 2006 and the proceeds are held by the Plan.

In addition to the benefits provided by the Retirement Plan and Employee Stock Ownership Plan, the Company maintains a non-qualified Restoration Plan for key employees and officers selected by the Management Development and Executive Compensation Committee of the Company’s Board of Directors. The Chief Executive Officer and other current and former officers and key employees, including certain of the named executives, are participants. The Restoration Plan guarantees (a) the benefit under the Retirement Plan described above as if the limitations imposed by the Internal Revenue Code did not apply, plus (b) an annual retirement allowance equaling 50% for Mr. Kallet and 40% for other participants of their average annual compensation, actuarially reduced if the participant retires before age 62, and offset by the participating officer’s other retirement benefits, including restoration benefits. Restoration Plan benefits are forfeited if the participant retires or otherwise terminates employment before age 55. The Restoration Plan was frozen in July 2004 to prevent the addition of new participants and the vesting of existing participants. Amendments to the Company’s Retirement Plan provide a mechanism for the payment through the Retirement Plan of all or a portion of the benefits due under the Restoration Plan to Mr. Kallet and certain other former executive officers of the Company.

As an employee of the Company’s Oneida U.K., Limited subsidiary, Mr. Masson does not participate in the above described Retirement Plan, Oneida Ltd. Employee Stock Ownership Plan or Restoration Plan. Rather, Mr. Masson participates in the Oneida International Retirement Benefit Scheme, a broad-based, defined contribution group money purchase scheme open to all Oneida U.K., Limited employees who meet specified participation requirements. The benefit contribution formula under this plan is a percentage of each participant’s base salary, with executive and managerial employees receiving higher percentages. The plan currently provides Mr. Masson a monthly contribution equal to 15% of his monthly base salary.

Agreements with Named Executive Officers

On March 23, 2005 when the Company and Mr. Kallet entered into an agreement as of that date setting forth the details of Mr. Kallet’s resignations from his positions of President and Chief Executive Officer effective March 23, 2005 and Chairman of the Board effective May 25, 2005. This Agreement continues Mr. Kallet’s employment by the Company in the non-officer position of Vice Chairman – Strategic Alliances and Corporate Development through July 30, 2007 at Mr. Kallet’s current annual base salary of $300,000. In addition, this Agreement makes Mr. Kallet eligible for bonuses in the amount of $85,000 during each of fiscal years ended January 2006 and 2007, in the event that certain performance criteria specified in the Agreement are achieved.

In addition to the above arrangements with named executive officers, the Company has also entered into agreements with Messrs. Joseph and Masson. A letter agreement covering Mr. Masson’s relocation to Thailand as well as Mr. Masson’s Deed of Agreement were filed as an Exhibit to the Company’s Report on Form 10-K. On June 29, 2006 Oneida Ltd. entered into an Employment Agreement (the “Agreement”) with James E. Joseph, the Company’s President (“Mr. Joseph”). This Agreement provides that Mr. Joseph will be employed by the Company as President, at an annual base salary of $300,000. In addition, the Agreement requires the Company to pay or reimburse Mr. Joseph for various relocation expenses. The Agreement further provides for a signing bonus, participation in the Company’s annual cash incentive plan, participation in any long term incentive plan developed by the Company and severance payments in certain circumstances. The Agreement also contains certain other provisions that are standard in agreements with senior executives including provisions regarding employee benefits, no-solicitation, non-competition and confidentiality.

On January 17, 2005 the Company entered into a letter agreement with Mr. Masson covering the terms of Mr. Masson’s relocation to Thailand. This letter agreement requires the Company to pay or reimburse Mr. Masson for various housing, travel, education and insurance expenses associated with his relocation to and stay in Thailand. On April 15, 2005 the Company, the Company’s Oneida International Limited subsidiary entered into a Deed of Agreement with Mr. Masson. This Deed of Agreement, which supersedes the January 17, 2005 letter agreement, provides that Mr. Masson will be employed by the Company’s subsidiary, Oneida International, Limited as Senior Vice President, Global Procurement for a two year term expiring February 28, 2007, at an annual base salary and annual bonus of not less than £152,000 and £20,000, respectively. In addition, the Agreement requires the Company to pay or reimburse Mr. Masson for various housing, travel, education and insurance expenses associated with his relocation to Thailand. In the event the Mr. Masson’s employment is terminated prior to the end of the term, the Company must continue to pay Mr. Masson his base salary and annual bonus through the end of the term, as well as a termination bonus equal to £36,000 multiplied by a fraction, the numerator of which is the number of complete calendar months worked by Mr. Masson during the year in which his employment is terminated and the denominator of which is 12. The Company has guaranteed Oneida International, Limited’s performance under this Agreement.

Compensation Committee Interlocks and Insider Participation

During the past fiscal year from Messrs. Gregory M. Harden, William J. Langely, Nick White and Fred Spivak served as members of the Company’s Management Development and Executive Compensation Committee. None of these Committee members was, during or prior to that period, an officer or employee of the Company or its subsidiaries, and no such member had any interlocking relationships with the Company that was subject to disclosure under the rules of the SEC relating to compensation committees.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table lists the only stockholders known to the Company to be beneficial owners of more than five percent of the Company’s Common Stock as of July 14, 2006:

Name and Address of Beneficial Owner	Shares Owned and Nature of Beneficial Ownership	Percent of Class

JP Morgan Chase Bank 270 Park Avenue New York, NY 10017	6,674,990	14.0	%(1)

Bank of America Corporation 100 N. Tryon Street Floor 25, Bank of America Corporate Center Charlotte, NC 28255	5,114,139	10.97	%(2)

Anchorage Capital Master Offshore, Ltd 650 Madison Avenue, 26th Floor New York, NY 10022	3,292,101	7.1	%(3)

Whippoorwill Associates, Incorporated 11 Martine Ave. White Plains, NY 10606	2,947,200	6.4	%(4)

Xerion Partners I Master Fund Limited	3,985,229	8.5	%(5)
Xerion Partners II Master Fund Limited 450 Park Avenue, 27th Floor New York, NY 10022

(1)

The Company has received a copy of Schedule 13D dated August 9, 2004 and filed with the Securities and Exchange Commission by JP Morgan Chase Bank reporting beneficial ownership of shares received as a result of the comprehensive restructuring of the Company’s existing indebtedness with its lenders. This Schedule indicates that shared voting and dispositive power for all 6,674, 990 shares are held by JP Morgan Chase Bank.

(2)

The Company has received copies of a Schedule 13G dated December 31, 2005 and filed with the Securities and Exchange Commission by Bank of America Corporation indicating that shared voting and/or dispositive power for all 5,114,139 shares held by Bank of America Corporation, NB Holdings Corporation, Bank of America, N.A., NationsBanc Montgomery Holdings Corporation, Banc of America LLC Fleet National Bank, and Banc of America Strategic Solutions, Inc.

(3)

The Company has received copies of a Schedule 13G dated February 14, 2006 and filed with the Securities and Exchange Commission by Anchorage Capital Master Offshore, Ltd. indicating that shared voting and/or dispositive power for all 3,292,101 shares held by Anchorage Capital Masters Offshore, Ltd., anchorage Advisors, L.L.C., Anchorage Advisors Management, L.L.C., and Mr. Kevin Ulrich and Mr. Anthony L. Davis, managing members of Anchorage Advisors, L.L.C.

(4)

The Company has received copies of a Schedule 13G dated March 20, 2006 and filed with the Securities and Exchange Commission by Whippoorwill Associates, Limited indicating shared voting power for 2,947,200 shares held by affiliates of Whippoorwill Associates, Limited.

(5)

The Company has received copies of a Schedule 13D dated May 2, 2006 (amended June 15, 2006 and July 11, 2006) and filed with the Securities and Exchange Commission by Xerion Partners II Master Fund Limited indicating that Daniel J. Arbess shares voting and/or dispositive power for 3,985,229 shares, by virtue of his relationship with Xerion Partners II Master Fund Limited, Xerion Partners I LLC, Xerion Capital Partners LLC, Sunrise Partners Limited Partnership, and S. Donald Sussman.

SECURITY OWNERSHIP OF MANAGEMENT

The following table lists the Company’s Common Stock beneficially owned by the management and directors of the Company as of June 1, 2006:

Name of Beneficial Owner	Shares Owned and Nature of Beneficial Ownership		Percent of Class

Clarence A. Davis	0

Gregory M. Harden	0

James E. Joseph	30,000	(1) (2)	.001%

William C. Langley	0	(4)
Paul Masson	0

Hugh R. Rovit	0	(4)
Andrew G. Church	0
Christopher H. Smith	0	(4)
Fred Spivak	0	(4)
Foster G. Sullivan	0
Dominick Trapasso	0	(1) (2)
Terry G. Westbrook	0	(4)
Nick White	0	(4)
Nominees for director and directors and officers as a group		(1) (2)(3)(4)(5)

The nominees and directors and officers as a group own .003% (1)(2)(3)(4)(5)

(1)

Includes shares which as of June 1, 2006 could be acquired within 60 days upon the exercise of options under the Oneida Ltd. 1998 and 2002 Stock Option Plans in the following amounts: ; J. Joseph—30,000; P. Masson—0; and D. Trapasso—0; and other Executive Officers as a group—78,000.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None

ITEM 14.	ACCOUNTING FEES AND SERVICES.

The service fees billed to the Company by BDO Seidman, LLP for the fiscal years ended January 28, 2006 and January 29, 2005 are as follows:

Fee Type	January 28, 2006	January 29, 2005

Audit Fees	$1,086,000	$830,000

Audit Fees includes fees for services related to the audit of the Company’s annual financial statements and review of the Company’s quarterly financial statements that are normally provided by the auditor in connection with statutory and regulatory filings or engagements for those fiscal years. For fiscal year ended January 28, 2006 and January 29, 2005, Audit Fees also includes work related to the audit of the Company’s internal controls and procedures required pursuant to the Sarbanes Oxley Act of 2002.

The Audit Committee of the Company’s Board of Directors pre-approves all audit and permissible non-audit services to be provided by the independent auditor. As part of this approval process, the Audit Committee considers whether such services are consistent with the Securities and Exchange Commission rules on auditor independence, as well as whether the independent auditor is best suited to provide the most effective and efficient services, for reasons such as familiarity with the Company’s business, operations, staff, accounting systems and the like. All of the services provided in connection with the Audit-Related Fees, Tax Fees and All Other Fees described in the table above were pre-approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

1.	Financial Statements

Financial Statements for the Company are listed in the Index to Financial Statements and Supplementary Data on page 24 of this Report and are filed as part of this Report.

Consent of Independent Registered Public Accounting Firm is included at pages 85-86 of this Report and is filed as part of this Report.

	2.	Financial Statement Schedules

Schedule II, Valuation and Qualifying Accounts, for years January ended 2006, 2005 and 2004 is included at page 87 of this Report and is filed as part of this Report.

All other schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements submitted.

	3.	Exhibits

The Exhibit Index begins on page 88 of this Report and the Exhibits referenced therein are filed as parts of this Report.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONEIDA LTD.

By:	/s/ CHRISTOPHER H. SMITH

Christopher H. Smith
Chairman of the Board

Date: September 6, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature		Title	Date

Executive Officer

/s/	CHRISTOPHER H. SMITH	Chairman of the Board	September 6, 2006

Christopher H. Smith

Financial Officer

/S/	ANDREW G. CHURCH	Senior Vice President and Chief Financial Officer	September 6, 2006

Andrew G. Church

Accounting Officer

/s/	JOHN ROSS	Corporate Controller	September 6, 2006

John Ross

The Board of Directors

/s/	CLARENCE A. DAVIS	Director	September 6, 2006

Clarence A. Davis

/s/	GREGORY M. HARDEN	Director	September 6, 2006

Gregory M. Harden

/s/	WILLIAM C. LANGLEY	Director	September 6, 2006

William C. Langley

/s/	HUGH R. ROVIT	Director	September 6, 2006

Hugh R. Rovit

/s/	CHRISTOPHER H. SMITH	Director	September 6, 2006

Christopher H. Smith

/s/	FRED SPIVAK	Director	September 6, 2006

Fred Spivak

/s/	TERRY G. WESTBROOK	Director	September 6, 2006

Terry G. Westbrook

/s/	NICK WHITE	Director	September 6, 2006

Nick White

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (File Nos. 2-84304, 33-49462, 333-10795, 333-66425, 333-87007 and 333-97491) and Form S-3 (File No. 33-66234) of Oneida Ltd. of our report dated May 12, 2006, except for Notes 16 and 17, as to which the date is August 31, 2006, which contains an explanatory paragraph regarding the Company’s ability to continue as a going concern relating to the consolidated financial statements, which appear in this Annual Report on Form 10-K for the fiscal year ended January 28, 2006. We also consent to the incorporation by reference to our reports dated May 12, 2006 relating to the effectiveness of Oneida Ltd. and subsidiaries’ internal control over financial reporting and financial statement schedules, which appear in this Form 10-K.

/s/ BDO SEIDMAN, LLP
New York, New York

September 6, 2006

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (Nos. 2-84304, 33-49462, 333-10795, 333-66425, 333-87007 and 333-97491) of Oneida Ltd. of our report dated April 30, 2004, relating to the consolidated financial statements and financial statement schedule, which appears in this Form 10-K.

/s/ PRICEWATERHOUSECOOPERS, LLP
Syracuse, New York

September 6, 2006

SCHEDULE II

ONEIDA LTD.
AND CONSOLIDATED SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JANUARY 2006, 2005 AND 2004
(Thousands)

Column A	Column B	Column C	Column D		Column E

Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Deductions		Balance at End of Period

YEAR ENDED JANUARY 28, 2006:
Reserves deducted from assets to Which they apply:
Accounts receivable reserves	$3,483	$—	$2,139		$1,344

Inventory reserves	$22,405	$22	$16,099	(b)	$6,328

Income Tax Valuation Allowance	$73,240	$10,790	$—		$84,030

YEAR ENDED JANUARY 29, 2005:
Reserves deducted from assets to Which they apply:
Accounts receivable reserves	$2,961	$522	$—		$3,483

Inventory reserves	$14,002	$19,726	$11,323	(b)	$22,405

Income Tax Valuation Allowance	$54,100	$19,140	$—		$73,240

YEAR ENDED JANUARY 31, 2004:
Reserves deducted from assets to Which they apply:
Accounts receivable reserves	$2,963	$2,274	$2,276	(a)	$2,961

Inventory reserves	$3,066	$20,967	$10,031	(b)	$14,002

Income Tax Valuation Allowance	$—	$54,100	$—		$54,100

(a)	Adjustments and doubtful accounts written off.

(b)	Adjustments and inventory disposals.

Index to Exhibits

3.1	The Company’s Restated Articles of Incorporation, as amended and restated, which are incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005.

3.2	The Company’s By-Laws, as amended and restated, which are incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005.

10.1

Second Amended and Restated Credit Agreement dated as of August 9, 2004 between Oneida Ltd., the financial institutions named in the Second Amended and Restated Credit Agreement and JPMorgan Chase Bank as Administrative Agent and Collateral Agent, which is incorporated by reference to the Registrant’s Current Report on Form 8-K dated as of August 9, 2004.

10.2

Amended and Restated Security Agreement dated as of August 9, 2004, between Oneida Ltd., those domestic subsidiaries of Oneida Ltd. which are named as Guarantors in the Amended and Restated Security Agreement and JPMorgan Chase Bank, as Collateral Agent, which is incorporated by reference to the Registrant’s Current Report on Form 8-K dated as of August 9, 2004.

10.3

Amended and Restated Pledge Security Agreement dated as of August 9, 2004, between Oneida Ltd., those domestic subsidiaries of Oneida Ltd. which are named as Guarantors in the Amended and Restated Pledge Security Agreement and JPMorgan Chase Bank, as Collateral Agent, which is incorporated by reference to the Registrant’s Current Report on Form 8-K dated as of August 9, 2004.

10.4

Second Amended and Restated Collateral Agency and Intercreditor Agreement dated as of August 9, 2004, between Oneida Ltd., those domestic subsidiaries of Oneida Ltd. which are named as Guarantors in the Second Amended and Restated Collateral Agency and Intercreditor Agreement, JPMorgan Chase Bank as Collateral Agent, Administrative Agent, Swingline Lender, Issuing Bank, and Existing Trade L/C Issuer, the Lenders as defined in the Second Amended and Restated Collateral Agency and Intercreditor Agreement, Bank of America, N.A., as issuer of the Bank of America L/C, and HSBC Bank USA, National Association, as issuer of the HSBC China L/C, which is incorporated by reference to the Registrant’s Current Report on Form 8-K dated as of August 9, 2004.

10.5

Amended and Restated Consolidated Subsidiary Guarantee Agreement dated as of August 9, 2004, between Oneida Ltd., those domestic subsidiaries of Oneida Ltd. which are named as Guarantors in the Amended and Restated Consolidated Subsidiary Guarantee Agreement and JPMorgan Chase Bank, as Collateral Agent and Administrative Agent, which is incorporated by reference to the Registrant’s Current Report on Form 8-K dated as of August 9, 2004.

10.6

Amended and Restated Consolidated Subsidiary Subordination Agreement dated as of August 9, 2004, between Oneida Ltd., those domestic subsidiaries of Oneida Ltd. which are named as Guarantors in the Amended and Restated Consolidated Subsidiary Subordination Agreement and JPMorgan Chase Bank, as Collateral Agent and Administrative Agent, which is incorporated by reference to the Registrant’s Current Report on Form 8-K dated as of August 9, 2004.

10.7

Securities Exchange Agreement dated as of August 9, 2004, between Oneida Ltd. and the purchasers set forth in the Securities Exchange Agreement, which is incorporated by reference to the Registrant’s Current Report on Form 8-K dated as of August 9, 2004.

10.8

Registration Rights Agreement dated as of August 9, 2004, between Oneida Ltd. and the entities set forth on Schedule 1 to the Registration Rights Agreement, which is incorporated by reference to the Registrant’s Current Report on Form 8-K dated as of August 9, 2004.

10.9	Amended and Restated Mortgage, Assignment of Leases and Rents and Security Agreement and Fixture Filing in the amount of $8,432,000.00 dated as of August 18, 2004, between Oneida Food

Service, Inc., The Erie County Industrial Development Agency and JPMorgan Chase Bank, as collateral agent, which is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.

10.10

Amended and Restated Mortgage, Assignment of Leases and Rents and Security Agreement and Fixture Filing in the amount of $6,600,000.00 dated as of August 18, 2004, between Oneida Food Service, Inc., The Erie County Industrial Development Agency and JPMorgan Chase Bank, as collateral agent, which is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.

10.11

Amended and Restated Mortgage, Assignment of Leases and Rents and Security Agreement and Fixture Filing in the amount of $20,115,000.00 dated as of August 31, 2004, between Oneida Silversmiths, Inc., The Oneida County Industrial Development Agency and JPMorgan Chase Bank, as collateral agent, which is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.

10.12

Mortgage Spreader Agreement in the amount of $20,115,000.00 dated as of August 31, 2004, between Oneida Silversmiths, Inc., The Oneida County Industrial Development Agency and JPMorgan Chase Bank, as collateral agent, which is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.

10.13

Amended and Restated Mortgage, Assignment of Leases and Rents and Security Agreement and Fixture Filing in the amount of $20,943,726.74 dated as of August 31, 2004, between Oneida Silversmiths, Inc., The Oneida County Industrial Development Agency and JPMorgan Chase Bank, as collateral agent, which is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.

10.14

Mortgage Spreader Agreement in the amount of $20,943,726.74 dated as of August 31, 2004, between Oneida Silversmiths, Inc. The Oneida County Industrial Development Agency and JPMorgan Chase Bank, as collateral agent, which is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.

10.15

Amended and Restated Mortgage, Assignment of Leases and Rents and Security Agreement and Fixture Filing in the amount of $191,500.00 dated as of August 9, 2004, between Oneida Ltd. and JPMorgan Chase Bank, as collateral agent, which is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.

10.16

Limited Waiver to the Second Amended and Restated Credit Agreement dated as of August 9, 2004, between Oneida Ltd., JP Morgan Chase Bank and the various lenders named in the Agreement, which is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2004. The Limited Waiver is dated as of September 23, 2004.

10.17

Amendment No. 1 to the Second Amended and Restated Credit Agreement dated as of August 9, 2004, between Oneida Ltd., JP Morgan Chase Bank and the various lenders named in the Agreement, which is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2004. Amendment No. 1 is dated as of October 15, 2004.

10.18

Consent and Amendment No. 2 to the Second Amended and Restated Credit Agreement dated as of August 9, 2004, between Oneida Ltd., JP Morgan Chase Bank and the various lenders named in the Agreement, which is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005. The Consent and Amendment No. 2 is dated as of February 2, 2005.

10.19

Consent, Waiver and Amendment No. 3 to the Second Amended and Restated Credit Agreement dated as of August 9, 2004, between Oneida Ltd., JP Morgan Chase Bank and the various lenders named in the Agreement which is incorporated by reference to the Registrant’s Current Report on

Form 8-K dated April 12, 2005. The Consent, Waiver and Amendment No. 3 is dated as of April 7, 2005.

10.20

Agreement with former executive officer of the Company, Allan H. Conseur, dated July 22, 2004, which is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2004.

10.21

Letter Agreement with former executive officer of the Company, Allan H. Conseur dated November 22, 2004, which are incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005.

10.22

Agreement with former executive officer of the Company, Gregg R. Denny, dated July 28, 2004, which is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2004.

10.23	Agreement with executive officer of the Company, James E. Joseph, dated June 29, 2006, which is incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 17, 2006.

10.24

Agreement with executive officer of the Company, Catherine H. Suttmeier, dated July 28, 2004, which is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2004.

10.25	Agreement with executive officer of the Company, Andrew G. Church, dated November 12, 2004, which is incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 22, 2004.

10.26

Letter agreement with executive officer of the Company, Paul Masson, dated January 17, 2005, which is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005.

10.27

Deed of Agreement between the Company, the Company’s Oneida U.K. Limited subsidiary and executive officer of the Company, Paul Masson, dated April 12, 2005, which is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005.

10.28

Agreement with former executive officer of the Company, Peter J. Kallet, dated March 23, 2005, which is incorporated by reference to the Registrant’s Current Report on Form 8-K dated as of March 23, 2005.

10.29

Oneida Ltd. 2002 Stock Option Plan adopted by the Board of Directors and approved by stockholders on May 29, 2002, which is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended January 25, 2003.

10.30

Oneida Ltd. 2003 Non-Employee Director Stock Option Plan adopted by the Board of Directors and approved by stockholders on May 29, 2002, as amended and restated, which is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005.

10.31

Amended and Restated Oneida Ltd. Deferred Compensation Plan for Key Employees adopted by the Board of Directors on October 27, 1999, and effective November 1, 1999, as amended and restated, which are incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005.

10.32

Oneida Ltd. Restoration Plan adopted by the Board of Directors on February 28, 2000, as amended and restated, which are incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005.

10.33

Oneida Ltd. 2000 Non-Employee Directors’ Equity Plan adopted by the Board of Directors on March 29, 2000, and approved by the stockholders on May 31, 2000, which is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended January 27, 2001.

10.34

1st Amendment to the Retirement Plan for Employees of Oneida Ltd. dated as of December 11, 2002, and adopted by the Board of Directors on December 11, 2002, which is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended January 25, 2003.

10.35

4th Amendment to the Retirement Plan for Employees of Oneida Ltd. dated as of April 8, 2004, and adopted by the Board of Directors on April 8, 2004, which is incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

10.36	Oneida Ltd. Management Annual Incentive Cash Bonus Plan adopted by the Board of Directors on April 5, 2005, as amended and restated.

10.37

Plan Support Agreement between Oneida Ltd., JPMorgan Chase Bank and various lenders dated March 9, 2006, which is incorporated by reference to the Registrant’s current report on Form 8-K dated March 14, 2006.

10.38

Debtor-in-Possession Financing Agreement between Oneida Ltd., JPMorgan Chase Bank and various lenders dated March 9, 2006, which is incorporated by reference to the Registrant’s current report on Form 8-K dated March 14, 2006.

10.39

Exit Facility Commitment Letter signed by Oneida Ltd., Credit Suisse and Credit Suisse Securities (USA) LLC dated March 9, 2006, which is incorporated by reference to the Registrant’s current report on Form 8-K dated March 14, 2006.

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm – BDO Seidman, LLP.

23.2	Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers, LLP.

31.1	Certification of Chairman Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.