Form 10-Q
period 2006-04-29
ONEIDA LTD
filed 2006-09-14
CIK 74585

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-5452

ONEIDA LTD.
 (Exact name of Registrant as specified in its charter)

New York	15-0405700
(State or other jurisdiction of) incorporation or organization)	(I.R.S. Employer Identification No.)

163-181 Kenwood Avenue, Oneida, New York	13421-2899 (Zip Code)
(Address of principal executive offices)

(315) 361-3000
(Registrant’s telephone number, including area code)

No Changes
(Former name, former address and former fiscal year, if changed since last report.)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☐ Yes  ☑ No

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☑   No

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 13, 2006

Common Stock, $1.00 per share par value	46,631,924 Shares

ONEIDA LTD.
FORM 10-Q
FOR THE THREE MONTHS ENDED APRIL 29, 2006

INDEX

EXPLANATORY NOTE

PART I	FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4. CONTROLS AND PROCEDURES

PART II	OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Footnote 2 for a description of the Company’s Bankruptcy Proceedings

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10K for the year ended January 28, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

See Footnotes 2, 8 and 12 for a description of the Default and the Bankruptcy Proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

SIGNATURES

CERTIFICATIONS

PART I. FINANCIAL INFORMATION
ONEIDA LTD.
(Debtor-in-Possession)
ITEM 1. CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of Dollars, except per share data)
(Unaudited)

	For the Three Months Ended
	April 29, 2006	April 30, 2005

Revenues:
Net sales	$75,998	$89,736
License fees	833	486

Total Revenues	76,831	90,222

Cost of sales	46,912	58,521

Gross margin	29,919	31,701

Operating expenses:
Selling, distribution and administrative expense	24,993	26,334
Restructuring expense	100	341
Gain on the sale of fixed assets	(17)	(436)

Total	25,076	26,239

Operating income	4,843	5,462

Other income	(346)	(558)
Other expense	1,344	561
Reorganization expense (Note 4)	6,857	—
Interest expense including amortization of deferred financing costs (contractual interest for the quarter was $9,360 and $7,959)	7,037	7,959

(Loss) before income taxes	(10,049)	(2,500)
Income tax expense (Note 5)	369	800

Net loss	$(10,418)	$(3,300)

Preferred Stock Dividends	(32)	(32)

Net loss available to common shareholders.	$(10,450)	$(3,332)

Loss per share of common stock Net loss:
Net loss:
Basic	$(0.22)	$(0.07)
Diluted	(0.22)	(0.07)

See notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION
ONEIDA LTD.
(Debtor-in-Possession)
ITEM 1. CONSOLIDATED BALANCE SHEETS
(Thousand of Dollars)

	Unaudited April 29, 2006	January 28, 2006

ASSETS
Current assets:
Cash	$1,536	$2,758
Trade accounts receivables, less allowance for doubtful accounts of $1,656 and $1,344, respectively	43,767	46,684
Other accounts and notes receivable	1,808	2,237
Inventories (Note 6)	97,796	96,726
Other current assets	5,058	4,641

Total current assets	149,965	153,046
Property, plant and equipment, net	20,626	20,268
Assets held for sale (Note 3)	5,611	5,595
Goodwill	116,063	116,086
Other assets	5,255	5,176

Total assets	$297,520	$300,171

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 8)	$7,188	$219,386
Accounts payable	9,598	10,691
Accrued liabilities	29,852	28,847
Accrued restructuring (Note 3)	479	1,169
Accrued pension liabilities (Note 9)	492	19,277
Deferred income taxes (Note 5)	494	494
Current portion of Long Term Debt (Note 8)	726	1,597

Total current liabilities	48,829	281,461
Long term debt (Note 8)	359	218
Accrued postretirement liability (Note 9)	2,563	2,515
Accrued pension liability (Note 9)	598	27,536
Deferred income taxes	10,774	10,404
Other liabilities	11,989	11,334

Total liabilities not subject to compromise	75,112	333,468

Liabilities subject to compromise (Note 10)	265,973	—

COMMITMENTS AND CONTINGENICES
Stockholders’ deficit:
Cumulative 6% preferred stock—$25 par value; authorized 95,660 shares, issued 86,036 shares, callable at $30 per share respectively	2,151	2,151
Common stock—$l.00 par value; authorized 48,000,000 shares, issued 47,781,288 shares, respectively	47,781	47,781
Additional paid-in capital	84,719	84,719
Retained (deficit)	(116,456)	(106,038)
Accumulated other comprehensive loss	(40,191)	(40,341)
Less cost of common stock held in treasury; 1,149,364 for both periods	(21,569)	(21,569)

Total stockholders’ deficit:	(43,565)	(33,297)

Total liabilities and stockholders’ deficit	$297,520	$300,171

See notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION
ONEIDA LTD.
(Debtor-in-Possession)
ITEM 1. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED APRIL 29, 2006 AND APRIL 30, 2005
(Thousands of Dollars)
(Unaudited)

	Common Shares	Common Stock	Preferred Stock	Add’l Paid-in Capital	Retained Earnings	Accum. Other Comp. Inc(Loss)	Treasury Stock	Total

Balance January 28, 2006	47,781	$47,781	$2,151	$84,719	$(106,038)	$(40,341)	$(21,569)	$(33,297)

Minimum pension liability adjustment, net of tax benefit of $0	—	—	—	—	—	(2)	—	(2)

Foreign currency translation adjustment	—	—	—	—	—	152	—	152

Net loss	—	—	—	—	(10,418)	—	—	(10,418)

Balance April 29, 2006	47,781	$47,781	$2,151	$84,719	$(116,456)	$(40,191)	$(21,569)	$(43,565)

	Common Shares	Common Stock	Preferred Stock	Add’l Paid-in Capital	Retained Earnings	Accum. Other Comp. Inc(Loss)	Treasury Stock	Total

Balance January 29, 2005	47,781	$47,781	$2,151	$84,719	$(84,062)	$(32,639)	$(21,569)	$(3,619)

Foreign currency translation adjustment	—	—	—	—	—	(701)	—	(701)

Net loss	—	—	—	—	(3,300)	—	—	(3,300)

Balance April 30, 2005	47,781	$47,781	$2,151	$84,719	$(87,362)	$(33,340)	$(21,569)	$(7,620)

See notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION
ONEIDA LTD.
(Debtor-in-Possession)
ITEM 1. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Thousands of Dollars)

	Three Months Ended
	April 29, 2006	April 30, 2005

Net loss	$(10,418)	$(3,300)

Foreign currency translation adjustments	152	(701)

Other comprehensive (loss):
Minimum pension liability adjustments	(2)	—

Other comprehensive income (loss)	150	(701)

Comprehensive (loss)	$(10,268)	$(4,001)

Accumulated other comprehensive loss	$(40,191)	$(33,340)

Components of accumulated balances of other comprehensive loss:

	Foreign Currency Translation Adjustments	Minimum Pension Liability	Accumulated Other Comprehensive Loss

Balance April 29, 2006	$(9,689)	$(30,502)	$(40,191)

See notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION
ONEIDA LTD.
(Debtor-In-Possession)
ITEM 1. CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED APRIL 29, 2006 AND APRIL 30, 2005
(Unaudited)
(In Thousands)

	Three months ended
	April 29, 2006	April 30, 2005

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(10,418)	$(3,300)

Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Non-cash interest (Payment in Kind)	2,356	3,382
(Gain) on disposal of fixed assets	(17)	(436)
Depreciation and amortization	651	609
Deferred income taxes	418	1,567
Reorganization expense	6,857
(Increase) decrease in operating assets:
Receivable	3,387	(1,546)
Inventories	(1,068)	7,921
Other current assets	(412)	(166)
Other assets	(80)	438
Increase in accounts payable	167	(2,184)
Decrease in accrued liabilities	(3,480)	(4,059)
Increase in other liabilities	1,188	(1,307)

Net cash (used) provided by operating activities	(451)	919

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of properties equipment	(1,031)	(167)
Proceeds from dispositions of properties and equipment	39	1,402

Net cash (used) provided in investing activities	(992)	1,235

CASH FLOW FROM FINANCING ACTIVITIES:
Decrease in short-term debt	938	(1,278)
Payment of long-term debt	(729)	(2,009)

Net cash provided by (used) in financing activities	209	(3,287)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	12	(26)

NET (DECREASE) IN CASH	(1,222)	(1,159)
CASH AT BEGINNING OF YEAR	2,758	2,064

CASH AT END OF PERIOD	$1,536	$905

CASH PAID DURING THE QUARTER FOR:
Interest	$4,117	$3,689

See notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION
ONEIDA LTD.
(Debtor-In-Possession)
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Thousands)

1. ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Oneida Ltd. (the “Company,”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 29, 2006 are not necessarily indicative of the results that may be expected for the year ending January 27, 2007. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended January 28, 2006.

Bankruptcy Accounting

Subsequent to the Company’s Chapter 11 bankruptcy filing (described in Note 2), the Company has applied the provisions of SOP 90-7, which does not significantly change the application of accounting principles generally accepted in the United States; however, it does require that the financial statements for periods including and subsequent to filing the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

Reclassifications

Certain reclassifications have been made to the prior year’s information to conform to the current year presentation.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, requires companies to report a measure of operations called comprehensive income (loss). This measure, in addition to net income (loss), includes as income or loss, the following items, which if present are included in the equity section of the balance sheet: unrealized gains and losses on certain investments in debt and equity securities; foreign currency translation; gains and losses on derivative instruments designated as cash flow hedges; and minimum pension liability adjustments. The Company has reported comprehensive income in the Consolidated Statements of Comprehensive Loss.

Stock Option Plans

Effective January 29, 2006, the Company adopted the provisions of FAS No. 123(R), “Share-Based Payment” (“FAS123(R)”). Under FAS123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The Company adopted the provisions of FAS123(R) using a modified prospective application. Under this method, compensation cost is recognized for all share-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. Prior periods are not revised for comparative purposes. Because the Company previously adopted only the pro forma disclosure provisions of SFAS 123, it will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption, using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS 123, except that forfeitures rates will be estimated for all options, as required by FAS123(R). The cumulative effect of applying the forfeiture rates is not material.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. There were no options granted during the three months ended April 29, 2006.

Stock option activity during the three months ended April 29, 2006, is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contracted term (years)	Aggregate intrinsic value

Outstanding at February 1, 2006	762,350	$ 16.96	5.07
Options granted	—
Options exercised	—
Options forfeited	—

Options outstanding at April 29, 2006	762,350	16.96	4.87	0

Options exercisable at April 29, 2006	762,350	16.96	4.87	0

As of April 29, 2006, all options are fully vested.

Awards granted prior to the adoption of FAS123(R) were accounted for under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related interpretations. Under this intrinsic value method there was no compensation expense recognized for the three month periods ended April 29, 2005 because all options had exercise prices equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net loss and net loss per common share if the fair value method had been applied (in thousands except per share amounts):

Three Months Ended April 30, 2005

Net loss - as reported	$(3,300)
Total stock-based compensation expense determined under fair value based method, net of related tax effects	(206)

Pro forma net loss	$(3,506)

Earnings per share:
Basic - as reported	$(.07)
Basic - pro forma	(.08)
Diluted - as reported	(.07)
Diluted - pro forma	(.08)

In the event that the Bankruptcy Court approves the Company’s Plan of Reorganization (See Note 2), all of the Company’s existing equity interests, including the stock option plans described herein, will be cancelled on the Effective Date.

Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and requires the VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE’s expected losses and/or receives a majority of the entity’s expected residual returns, if they occur. In December 2003, the FASB issued FIN 46(R) (“Revised Interpretations”) delaying the effective date for certain entities created before February 1, 2003 and making other amendments to clarify the application of the guidance. In adopting FIN 46(R), the Company has evaluated its variable interests to determine whether they are in fact VIE’s and secondarily whether the Company was the primary beneficiary of the VIE. This evaluation resulted in a determination that the Company has two VIE’s, whereby the Company guarantees minimum purchases. The Company has determined that it is not the primary beneficiary in either of the VIE’s. The adoption of this interpretation did not have a material effect on the Company’s financial statements.

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

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (FASB No. 155), Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and No. 140. The objectives of this statement is to a) simplify accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid financial instruments that contains an embedded derivative that otherwise would require bifurcation and b) eliminate the interim guidance in Statement No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets, which provides that beneficial interests in securitized assets are not subject to the provisions of Statement No. 133. Statement No. 155 is effective for fiscal years beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on our financial position or results of operations.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (FASB No. 156), Accounting for Servicing Financial Assets an amendment of FASB Statement No. 140. The objective of this statement amends Statement No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value. Statement No. 156 is effective for fiscal years beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on our financial position or results of operations.

2. PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

Chapter 11 Proceedings

On March 19, 2006 (the “Petition Date”), the Company filed with the U.S. Bankruptcy Court Southern District of New York (“Bankruptcy Court”) voluntary petitions for relief under chapter 11 of the Bankruptcy Code. The Company is continuing in possession of their respective properties and continuing to operate and manage their businesses as debtors in possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code. On March 21, 2006, the Bankruptcy Court entered an order (Docket No. 33) that the Debtors’ chapter 11 cases (the “Chapter 11 Cases”) be procedurally consolidated and jointly administered for procedural purposes only under Case No. 06-01489. The Honorable Allan L. Gropper is presiding over the Chapter 11 Cases. As of the date hereof, no request was made for the appointment of a trustee or examiner in these cases. On April 10, 2006, the Office of the United States Trustee appointed an official committee of unsecured creditors (Docket No. 125), and on May 18, 2006, the U.S. Trustee formed an official committee of equity holders (the “Equity Committee). On August 31, 2006 the Company announced that its prenegotiated plan of reorganization was confirmed by the U.S. Bankruptcy Court for the Southern District of New York.

Joint Prenegotiated Plan of Reorganization

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

The Company has entered into the Plan Support Agreement with 94% of the prepetition lenders holding Tranche A Loans and 100% of the prepetition lenders holding Tranche B Loans. Based on the number and percentage of prepetition lenders that have executed the Plan Support Agreement, the Company believes that they have received commitments from a sufficient number of prepetition lenders to confirm the Plan. Based on the current proceedings in the Bankruptcy Court, the Company cannot accurately estimate the date of the Plan confirmation.

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

The DIP Credit Agreement provides the Company with a $40 million senior secured priming facility which, subject to certain limitations, permits the Company to lend or advance funds to, or make intercompany investments in, their subsidiaries. The DIP Credit Agreement provides for the repayment in full of the Company’s prepetition revolving loans upon entry of the interim order. The Company believes that the DIP Credit Agreement will provide adequate liquidity to fund operations during the Chapter 11 Cases and to implement the Plan. As of April 29, 2006 there were no borrowings outstanding on the DIP Credit Agreement.

The Bankruptcy Court, on March 21, 2006, entered an order approving the DIP Credit Agreement on an interim basis (Docket No. 35) and, on April 7, 2006, entered an order approving the DIP Credit Agreement on a final basis (Docket No. 116).

The Exit Facility

The Plan contemplates the Company entering into a certain $170 million credit facility (the “Exit Facility”) to be provided to Oneida Ltd., as reorganized on or after the effective date of the Plan, pursuant to which the Company will finance their emergence from Chapter 11. The Exit Facility provides for a five-year revolving commitment of up to $80 million and a $90 million six-year term loan. In connection with procurement of the Exit Facility, the Company is required to pay an arrangement fee to Credit Suisse. On March 27, 2006, the Debtors filed with the Bankruptcy Court a motion for an order authorizing the Debtors to pay this fee (Docket No. 64). A hearing on the motion was held on April 17, 2006, and the Bankruptcy Court subsequently approved this motion on a final basis.

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

On May 3, 2006, the Company and the PBGC entered into a settlement agreement which remains subject to bankruptcy court approval. The settlement provides, among other things, that the Company will retain the two of the three pension plans, the Retirement Income Plan for Employees of Buffalo China, Inc. and the GMP- Buffalo China Inc. Pension Plan for Employees Who are Members of Local 76A, both of which are substantially smaller than the Retirement Plan for Employees of Oneida Ltd. The settlement further provides for the execution of a note by the Company in favor of the PBGC in the amount of approximately $3,000,000.

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

On June 6, 2006, the Company sold the distribution facility located in Buffalo, New York for cash proceeds of approximately $5.3 million and a gain of approximately $0.2 million.

3. RESTRUCTURING

As a result of substantial manufacturing inefficiencies and negative manufacturing variances, it was determined at the end of the third quarter of fiscal year ended January 31, 2004 to close and sell the following factories: Buffalo China dinnerware factory and decorating facility in Buffalo NY; dinnerware factory in Juarez, Mexico; flatware factory in Toluca, Mexico; hollowware factory in Shanghai, China; and hollowware factory in Vercelli, Italy. The Company continues to market the products primarily manufactured from certain of these sites, using independent suppliers. The Toluca, Mexico; Shanghai, China; and Vercelli, Italy facilities’ closings were completed during the fourth quarter of the fiscal year ended January 31, 2004. The Buffalo, NY factory buildings and associated equipment, materials and supplies were sold to Niagara Ceramics Corporation on March 12, 2004. The Buffalo China name and all other active Buffalo China trademarks and logos remain the property of the Company. Niagara Ceramics Corporation became an independent supplier to the Company. The Juarez, Mexico factory sale was completed on April 22, 2004, and the Toluca Mexico factory sale was completed on June 2, 2004. The Niagara Falls, Canada warehouse sale was completed on July 12, 2004 and part of the Vercelli, Italy properties have been sold. The sale of the Shanghai, China facility was completed on March 14, 2005. The Buffalo China warehouse facilities and remaining Vercelli, Italy assets are classified as assets held for sale on the Consolidated Balance Sheet at April 29, 2006. This restructuring is intended to reduce costs, increase the Company’s liquidity, and better position the Company to compete in a changing marketplace and under the current economic conditions.

On September 9, 2004 the Company announced that it was closing its Sherrill, NY flatware factory due to unsustainably high operating costs that contributed to substantial losses. The Company continues to market the products primarily manufactured from this site using independent suppliers. In the fall of 2004 approximately 450 employees were notified that their positions would be eliminated as a result of this closure. As of January 28, 2006, all these employee positions have been eliminated. The Company determined it would incur cash costs of approximately $1,250 related to severance, incentive and retention payments to affected factory employees. Cash payments through April 29, 2006 were $1,247.

Under the restructuring plans described above, approximately 1,600 employees were terminated. As of April 29, 2006, 1,535 of those terminations have occurred and an additional 65 employees accepted employment with Niagara Ceramics, the purchaser of Buffalo China’s manufacturing assets. Termination benefits have been recorded in accordance with contractual agreements or statutory regulations.

During the first three months of the current fiscal year, the Company recorded restructuring expense of $100. These expenses are reflected in the consolidated Statement of Operations under the caption “Restructuring Expense”. Cash payments for the three months ended April 29, 2006 under the restructuring were $790. The remaining liability at April 29, 2006 was $479.

As a result of the restructuring, the number of employees accumulating benefits under the Company’s defined benefit plans has been reduced significantly. Below is a summary reconciliation of accrued restructuring related charges for the three months ended April 29, 2006:

	Balance Jan. 28, 2006	Additions	Adjustments	Payments	Balance April 29, 2006

Termination benefits and other costs	$1,169	$100	$—	$(790)	$479

4. REORGANIZATION ITEMS

Reorganization items represent expense incurred as a result of the Chapter 11 proceedings and are presented separately in the unaudited Condensed Consolidated Statements of Operations.

Professional fees	$6,807
Court fees	32
Other	18

Total	$6,857

Professional Fees

In the first quarter of fiscal 2006, the Company recorded $6,807 for professional fees. Professional fees include financial advisory, legal, real estate and valuation services directly attributed to the reorganization process. Any professional fees incurred after the bankruptcy filing on March 19, 2006 are subject to bankruptcy court approval.

5. INCOME TAXES

The provision for income taxes for the three months ended April 29, 2006, is comprised of $49 of foreign tax benefit related to foreign operations and $418 of domestic deferred tax expense recognized as part of tax deductions taken on indefinite long-lived intangibles. The Company has not recorded any tax benefits relative to Domestic and United Kingdom book losses incurred during the three months ended April 29, 2006 since it is more likely than not that the resulting asset would not be realized. In accordance with the Statement of Financial Accounting Standards (SFAS) No. 109, the Company previously placed a full valuation allowance against its entire net deferred tax assets. The Company will continue to provide a full valuation allowance against its Domestic and United Kingdom net deferred tax assets until sufficient evidence exists to support reversal.

During the third fiscal quarter ended October 30, 2004, the Company underwent a change in ownership within the definition of Sec. 382 of the Internal Revenue Code. The pre-change net operating loss carry forward is subject to annual limitation under Sec. 382.

The Company will continue to maintain a valuation allowance until sufficient evidence exists to support its reversal.

The following table summarizes the Company’s provision for income taxes and the related tax rate:

	April 29, 2006	April 30, 2005

Loss before income taxes	$(10,049)	$(2,500)
Expense for income taxes	369	800
Effective tax rate	(3.7%)	(32.0%)

6. INVENTORIES

Inventories by major classification are as follows:

	April 29, 2006	January 28, 2006

Finished goods	$95,012	$93,782
Goods in process	458	668
Raw materials and supplies	2,326	2,276

Total	$97,796	$96,726

7. EARNINGS PER SHARE

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

The shares used in the calculation of diluted EPS exclude options to purchase shares where the effect of the exercise was anti-dilutive.. Such shares aggregated 762 and 750 for the three months ended April 29, 2006 and April 30, 2005, respectively.

The following is a reconciliation of basic earnings per share to diluted earnings per share for the three months ended April 29, 2006 and April 30, 2005:

	Net Loss	Preferred Stock Dividends	Adjusted Net Loss	Average Shares	Loss Per Share

2006:
Basic (loss) per share	$(10,418)	$(32)	$(10,450)	46,632	$(0.22)
Effect of stock options	—	—	—	—	—
Diluted (loss) per share	$(10,418)	$(32)	$(10,450)	46,632	$(0.22)

2005:
Basic (loss) per share	$(3,300)	$(32)	$(3,332)	46,632	$(0.07)
Effect of stock options	—	—	—	—	—
Diluted (loss) per share	$(3,300)	$(32)	$(3,332)	46,632	$(0.07)

8. DEBT

As of March 19, 2006, the Company filed with the Bankruptcy Court a motion for interim and final orders approving (i) the proposed Revolving Credit and Guaranty Agreement (the “DIP Credit Agreement”) among Oneida Ltd., as borrower, each of the other Debtors, as guarantors, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative and collateral agent (the “DIP Agent”), by which the Company plans to finance their operations during the Chapter 11 Cases, and (ii) an adequate protection package for the benefit of the lenders under the Company’s prepetition credit agreement (Docket No. 20). The DIP Credit Agreement provides for a total revolving commitment of $40 million, which includes availabilities for the issuance of letters of credit from a group of lenders led by the DIP Agent.

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

The Bankruptcy Court, on March 21, 2006, entered an order approving the DIP Credit Agreement on an interim basis and, on April 7, 2006, entered an order approving the DIP Credit Agreement on a final basis.

In 2004 the Company completed the comprehensive restructuring of the existing indebtedness with its lenders, along with new covenants based upon then current financial projections. The restructuring included the conversion of $30 million of principal amount of debt into an issuance of a total of 29.85 million shares of the common stock of the Company to the individual members of the lender group or their respective nominees. The common shares were issued in blocks proportionate to the amount of debt held by each lender. As of August 9, 2004, these shares of common stock represented approximately 62% of the outstanding shares of common stock of the Company. In addition to the debt to equity conversion, the Company received a new $30 million revolving credit facility from the lenders and restructured the balance of the existing indebtedness into a Tranche A loan of $125 million and a Tranche B loan of l$78.2 million. All the restructured bank debt is secured by a first priority lien over substantially all of the Company’s and its domestic subsidiaries’ assets. The debt and equity restructuring constituted a change in control of the Company. There are several employee benefit plans that have triggers if a change of control occurs. The appropriate plans were amended to allow the debt and equity transaction without triggering the change in control provision. In addition, the Shareholder Rights Plan was terminated.

The restructured debt agreement contained several covenants including a maximum total leverage ratio, minimum cash interest coverage ratio, minimum total interest coverage ratio, and minimum consolidated Earnings Before Interest, Taxes, Depreciation, Amortization and Restructuring Expenses (EBITDAR). The Company was in compliance with its covenants as of January 29, 2005, but anticipated violating the covenants at the end of the second quarter of the fiscal year ending January 28, 2006. On April 7, 2005, the Company’s lending syndicate approved an amendment to the Company’s credit agreement providing less restrictive financial covenants (beginning with the first quarter of the fiscal year ending January 2006), consenting to the sale of certain non-core assets, and authorizing the release of certain proceeds from the assets sold. The revised financial covenants extended through the fiscal year ending January 2007. As of January 28, 2006 the Company was technically in compliance with the revised financial covenants. Subsequent to the fiscal year ended January 28, 2006 the Company filed with the Bankruptcy Court voluntary petitions for relief under chapter 11 of the Bankruptcy Code and as a result was in default under the current debt agreement. As such, the Domestic long term debt has been reclassified as Liabilities Subject to Compromise. See Note 12 which explains the Company’s plan of reorganization which was approved by the lending group.

Short-term debt consists of the following at April 29, 2006 and January 28, 2006:

	April 29, 2006	January 28, 2006

DIP Credit Agreement	$3,300	$—
Tranche A	—	115,267
Tranche B	—	97,868
Barclay’s Bank (United Kingdom)	2,584	5,100
NAB (Australia)	—	585
HSBC (Shanghai)	—	—
IRB (Italy)	1,304	566

Total Short-term debt:	$7,188	$219,386

The following table is a summary of the long-term debt at April 29, 2006 and January 28, 2006, respectively:

Debt Instrument	Outstanding at April 29, 2006	Outstanding at January 28, 2006

Other debt at various interest rates (0%-5%), due through 2010	$1,085	$1,815
Total Debt:	1,085	1,815
Less Current Portion:	(726)	(1,597)

Long-Term Debt:	$359	$218

At April 29, 2006 and January 28, 2006 the Company had outstanding letters of credit of $15,066 and $14,471, respectively, of which $10,950 related to standby letters of credit with the New York State workers compensation board for both periods.

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

9. RETIREMENT BENEFIT PLANS

United States Defined Benefit Pension Plans

The net periodic pension cost for the Company’s United States (US) qualified defined benefit plans for the three months ended April 29, 2006 and April 30, 2005 includes the following components:

	For the Three Months Ended
	April 29, 2006	April 30, 2005

Service cost	$58	$35
Interest cost	1,243	1,132
Expected return on assets	(732)	(615)
Net amortization	390	395
Curtailment loss	—	222

Total net periodic pension cost	$959	$1,169

During the first quarter ended April 30, 2005, the Company recognized a curtailment charge of $222 related to the pending closure of the Buffalo, NY distribution facility.

On September 30, 2005 the IRS approved the Company’s request for a waiver of the 2004 minimum pension contributions for the Retirement Plan for the Employees of Oneida Ltd (the Plan). The amount waived was $7,811 plus interest and is to be paid by the Company into the Plan over the next four years, beginning with the fiscal year ending January 2007. The waiver was granted by the IRS with the following conditions; (i) the Company is required to remit the Plan year 2005 quarterly contributions that are due October 15, 2005 and January 13, 2006, (ii) the Company is required to make the contributions to the Plan that were deferred during the first quarter ended April 30, 2005 of $2,053 and the second quarter ended July 30, 2005 of $2,053 by September 15, 2006 and (iii) the Company must provide collateral acceptable for the full amount of the waiver to the Pension Benefit Guarantee Corporation (PBGC) within 120 days of approval of the waiver. The Company has not yet satisfied the waiver’s condition with respect to the provision of collateral. The Company made its scheduled contributions to the plans of $2,819 (including $2,053, $217, and $549 for the Oneida Ltd, Buffalo China Salary and the Buffalo China Hourly plans, respectively) and $2,053 on October 15, 2005 and January 13, 2006, respectively.

Based on the waivers and deferrals received and current actuarial assumptions related to its three domestic defined benefit pension plans, the Company is scheduled to make total contributions of $18,789 for the fiscal year ended January 27, 2007. These funding estimates are based on the actuarial results of the January 1, 2005 census data for each plan and the provisions of the plan and assumptions at that time. The Company expects funding estimates to significantly change pending resolution of the current Chapter 11 Bankruptcy proceeding.

As described in Note 2, on the Petition Date, the Company filed with the Bankruptcy Court a motion for an order (i) determining that the Company satisfies the financial requirements, as set forth in the Employee Retirement Income Security Act of 1974, as amended, and in the rules and regulations promulgated thereunder, for distress termination of the Debtors’ three tax qualified single-employer defined benefit pension plans (the “Oneida Pension Plans”) and (ii) approving termination of the Oneida Pension Plans (Docket No. 22) (the “Pension Termination Motion”).

On May 3, 2006, the Company and the PBGC entered into a settlement agreement which remains subject to bankruptcy court approval. The settlement provides, among other things, that the Company will retain the two of the three pension plans, the Retirement Income Plan for Employees of Buffalo China, Inc. and the GMP- Buffalo China Inc. Pension Plan for Employees Who are Members of Local 76A, both of which are substantially smaller than the Retirement Plan for Employees of Oneida Ltd. The settlement further provides for the execution of a note by the Company in favor of the PBGC in the amount of approximately $3,000,000.

Non-United States Pension Plan

The Company maintains a defined benefit pension plan covering the employees of its U.K. subsidiary. There are no other Non-United States defined benefit pension plans. The net periodic pension cost for the non-United States defined benefit plans for the three months ended April 29, 2006 and April 30, 2005 includes the following components:

	April 29, 2006	April 30, 2005

Service cost	$9	$7
Interest cost	81	123
Expected return on plan assets	(90)	(83)
Net amortization	—	25

Net periodic pension cost	$0	$72

The Company began recording the U.K. pension plan under SFAS 87 during the third quarter of the fiscal year ended January 29, 2005. The pension plan was not material to the prior year financial statements.

The Company expects to contribute cash contributions of $487 to its non-United States pension plans through 2007. Through April 29, 2006, $64 of contributions have been made.

10. LIABILITIES SUBJECT TO COMPROMISE

	April 29, 2006	April 30, 2005

Long term debt	$215,492	$—
Accrued Pension	46,618	—
Accounts payable	1,275	—
Accrued liabilities	2,588	—

Total	$265,973	$—

11. OPERATIONS BY SEGMENT

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

Beginning in fiscal 2006, the Company began evaluating its domestic Foodservice and Consumer segments, including the financial results of its Canadian subsidiary. The Company decided to view its domestic operations on a North American basis, due to similar sales and distribution channels in the region, thereby including the financial results of the Canadian operation in both the Foodservice and Consumer segments. The prior year 2005 segment disclosures have been restated to reflect this change. The change in segment reporting has no effect on reported earnings.

The Company’s Consumer segment sells directly to a broad base of retail outlets including department stores, mass merchandisers, chain stores, and directly to consumers through the Oneida Retail outlet stores, an outbound call center (1-800-TSPOONS) and website (www.oneida.com). The Company’s Foodservice segment sells directly or through distributors to foodservice operations worldwide, including hotels, restaurants, airlines, cruise lines, schools and healthcare facilities. The Company’s International segment sells to a variety of distributors, foodservice operations and retail outlets.

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

Segment information for the first quarter of 2006 and 2005 were as follows:

	2006	2005

Revenues
Net sales to external customers:
Foodservice	$40,104	$44,938
Consumer	23,630	30,927
International	12,264	13,871

Total segment net sales	75,998	89,736
Reconciling items:
License fees	833	486

Total revenues	76,831	90,222

Loss before income taxes
Segment contributions before unallocated costs
Foodservice	11,322	11,141
Consumer	5,153	3,616
International	(23)	(752)

Total segment contributions	16,452	14,005
Unallocated selling, distribution and administrative costs	11,526	8,638
Restructuring charges	100	341
Gain on sales of assets	(17)	(436)
Other income	(346)	(558)
Other (expense)	1,344	561
Reorganization expense	6,857	—
Interest expense and deferred financing costs	7,037	7,959

Loss before income taxes	$(10,049)	$(2,500)

The following is a summary of net sales based on geographic locations of the Company’s domestic and foreign sales offices:

	2006	2005

Net Sales:
North America	$64,113	$74,967
Europe	7,161	9,772
Other	4,724	4,997

Total	$75,998	$89,736

12. SUBSEQUENT EVENTS

Chapter 11 Proceedings

On May 3, 2006, the Company and the PBGC entered into a settlement agreement which remains subject to bankruptcy court approval. The settlement provides, among other things, that the Company will retain the two of the three pension plans, the Retirement Income Plan for Employees of Buffalo China, Inc. and the GMP- Buffalo China Inc. Pension Plan for Employees Who are Members of Local 76A, both of which are substantially smaller than the Retirement Plan for Employees of Oneida Ltd. The settlement further provides for the execution of a note by the Company in favor of the PBGC in the amount of approximately $3,000,000.

On May 18, 2006, the U.S. trustee formed an official committee of equity holders (the “Equity Committee”).

On July 13, 2006, Oneida Ltd. signed a Letter of Intent to be acquired by an entity to be formed by D. E. Shaw Laminar Portfolios, L.L.C. and Xerion Capital Partners LLC, both current Oneida shareholders. The Proposed Transaction would have resulted in the issuance by the Company to the buyer of 100% of the equity interest of Reorganized Oneida in consideration of the purchase price of at least $222,500,000. This transaction would have occured through a plan funding agreement providing for substantially similar treatment as outlined in the Company’s current plan of reorganization, except that all claims, including the Secured Tranche B Claims, will be assumed or paid in full unless otherwise agreed to with a particular claimholder; provided, however, that holders of the Secured PBGC Claim and the Unsecured PBGC Claims will receive substantially similar treatment as set forth in the Current Plan, unless otherwise agreed to or as determined by the Bankruptcy Court. On July 21, 2006, the Letter of Intent to be acquired by D.E. Shaw Laminar Portfolio, L.L.C. and Xerion Capital Partners LLC expired by its terms.

Other Subsequent Events

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

Oneida’s plan of reorganization provides for the conversion of 100% of its Tranche B loan, representing approximately $100 million into 100% of the equity of the newly reorganized company. The plan also includes $170 million in senior secured long-term credit facilities, consisting of an $80 million asset based revolving credit facility and a $90 million term loan that will refinance Oneida’s Tranche A debt and provide the company with additional liquidity to continue to grow its business. Oneida’s general unsecured creditors will not be impaired under the plan; however, existing common and preferred stockholders will not receive any distributions under the plan and their equity will be cancelled on the effective date of the plan. The Company is expected to emerge from Chapter 11 on or about September 14, 2006.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Quarter ended April 29, 2006 compared with
the quarter ended April 30, 2005
(In Thousands)

Executive Summary

In connection with and following the consummation of the August 2004 Financial Restructuring, the Company implemented a number of initiatives to return to profitability, increase liquidity and compete in a changing marketplace including (but not limited to): (1) rationalizing underperforming assets which included the closing all of its manufacturing facilities and a significant number of its retail outlet stores; (2) the 100% outsourcing of production to third party producers; (3) closure and consolidation of certain distribution centers; (4) freezing the accrual of benefits under each of the Company’s defined benefit plans; (5) terminating certain post-retirement and current medical/drug benefits; (6) reductions in selling, distribution and administrative headcount and expenses; and (7) terminating contributions to the Company’s stock purchase, option and employee ownership plans however, the August 2004 Financial Restructuring and cost reduction initiatives did not sufficiently deleverage the Company. Despite its best efforts, the Company projected facing a liquidity shortfall by as early as February 2007 due to: (i) the commencement of required amortization of the Tranche A Loan beginning in April 2006; (ii) the commencement of cash interest payments in connection with the Tranche B Loan which began in January 2006; (iii) required minimum pension contributions; (iv) potential breaches of the financial covenants under that certain Second Amended and Restated Credit Agreement (as amended, the “Prepetition Credit Agreement”) dated as of August 9, 2004 among Oneida, the lenders thereto (collectively, the “Prepetition Lenders”) and JPMorgan Chase Bank, N.A., as administrative agent (the “Prepetition Agent”); and (v) maturity of the Company’s prepetition $30 million revolving credit facility in February 2007. Furthermore, the Tranche A and Tranche B Loans were scheduled to mature in August 2007 and February 2008, respectively.

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

Joint Prenegotiated Plan of Reorganization

On the Petition Date, the Company filed with the Bankruptcy Court, among other things, the Plan. The Plan provides for, among other things, (1) repayment in full of the Debtors’ then outstanding debtor in possession financing and the Tranche A Loan pursuant to a $170 million exit financing facility for which the Company has received a firm commitment from Credit Suisse, (2) conversion of the Tranche B Loan into 100% of the issued and outstanding equity of reorganized Oneida Ltd. as of the effective date of the Plan, (3) a distribution to the PBGC of a $3 million promissory note that (a) has a variable rate of interest if the PBGC votes to accept and does not object to the Plan and (b) is non-interest bearing in the event that the PBGC either votes to reject or objects to the Plan, (4) payment in full of all other allowed general unsecured claims of the Company and (5) cancellation of all of Oneida’s existing equity interests.

The Company entered into the Plan Support Agreement on March 19, 2006 with 94% of the prepetition lenders holding Tranche A Loans and 100% of the prepetition lenders holding Tranche B Loans. Based on the number and percentage of prepetition lenders that have executed the Plan Support Agreement, the Company believes that they have received sufficient commitments to confirm the Plan.

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

Results of Operations

	For the Three Months Ended
	April 29, 2006	April 30, 2005

Net Sales:
Foodservice	$40,104	$44,938
Consumer	23,630	30,927
International	12,264	13,871

Total Net Sales	$75,998	$89,736
License Fees	833	486

Total Revenues	$76,831	$90,222

Gross Margin	$29,919	$31,701
% Net Sales	39.4%	35.3%

Operating Expenses	$31,583	$26,239
% Net Sales	41.6%	29.2%

Consolidated revenues for the three months ended April 29, 2006 decreased $13,391 (14.8%) as compared to the same period in the prior year.

Foodservice

Net sales of Foodservice Division products during the three months ended April 29, 2006 decreased by $4,834 (10.8%), compared to the corresponding period in the prior year. The decline in sales is attributed to reduced demand from broadline / equipment & supply distributors, hotel and gaming, chain restaurants, airline industry and liquidation sales of approximately $1,600, $900, $1,700 and $500, respectively, including the impact of the Company’s decision to discontinue distribution of common glassware products. These decreases were offset slightly by increased sales to the cruise line industry segment. The uncertainty associated with the Company’s 2004 financial restructuring as well as general business trends also resulted in certain customers opting to either dual source their tabletop product requirements with competitors, or direct source from foreign manufacturers, which has resulted in lower sales in the current year, especially in the commodity flatware and dinnerware segments. Airline segment sales are down due to the continued financial condition of that sector.

Consumer

Net Sales for the Consumer division decreased by approximately $7,297 (23.5%) compared to the corresponding period in the prior year. In the Company’s continuing effort to restructure the Oneida Outlet Store division, 24 stores were closed since January 2005 accounting for approximately $2,000 of the net sales reduction. In addition, dinnerware sales for the quarter were down approximately $2,200 (39.3%) compared to the first quarter of the prior year. This is mainly the result of the discontinuation of a major customer program and timing of new product introductions which fall into the second calendar quarter in 2006 versus the first calendar quarter last year. Flatware sales were down approximately $2,800 (15.8%) compared to the same period in 2005. This is mainly due to the impact of a major department store merger, the timing of a major customer reorder, and the closeout of a catalog program. Both flatware and dinnerware sales were also impacted by an inventory reduction program undertaken by two major customers in the first fiscal quarter.

International

Net sales of the International division declined by $1,607 (11.6%) as compared to the same period in the prior year, primarily attributed to the Mexico and United Kingdom operations. The decrease in sales in the United Kingdom was impacted by the change in the Company’s crystal product supplier and a general softness in the demand for retail tabletop products. Mexico sales volume was adversely impacted by the direct import strategy of certain large volume customers in the Company’s commodity flatware and dinnerware segment.

Gross Margins

Gross margin for the three months ended April 29, 2006 was $29,919 (or 39.4% as a percentage of total revenues), as compared to $31,701 (35.3%) for the same period in the prior year. A portion of the gross margin improvement is attributable to the March 2005 closure and sale of the Sherrill, NY manufacturing facility (which had generated significant negative manufacturing variances during the past several years), and the resulting transition to 100% outsourcing of the Company’s manufacturing operations during the quarter ended April 30, 2005. In addition, the current quarter’s gross margins were positively impacted by a favorable product mix of higher-yielding bridal flatware sales, plus the continued liquidation of LIFO valued inventory.

Operating Expenses

Consolidated operating expenses for the three months ended April 29, 2006 were $31,583, compared to $26,239 for the same period in the prior year. This increase is primarily related to professional fees of $6,600 associated with the Chapter 11 bankruptcy proceedings. This increase was partially offset by a decrease in selling distribution and administrative expenses reflecting a decline in net sales and the impact of the Company’s cost reduction programs initiated in 2005.

Other Income and Expense

Other Income was $346 for the three months ended April 29, 2006, compared to $558 for the same period in the prior year. Other Expense was $1,344 for the three months ended April 29, 2006 compared to $561 for the same period in the prior year. For the first quarter ended April 29, 2006, the Company recorded an accrual for $550 for a potential environmental expense at the former knife plant located in Sherrill, New York.

Interest Expense Including Amortization of Deferred Financing Costs

Interest expense, including amortization of deferred financing costs, decreased by $922 (11.6%) for the three months ended April 29, 2006, versus the prior year, resulting primarily from lower borrowing under the Company’s revolving credit facility and the suspension of the accrual of Tranche B interest of $2,887 during the post-petition period.

Income Tax Expense (Benefit)

The Company continues to provide a full valuation allowance against its net deferred tax assets. The provision for income taxes as a percentage of loss before income taxes was (3.7%) or $369, for the three months ended April 29, 2006, as compared to (32.0%), or $800, in the prior year. The provision for income taxes for the current period is primarily comprised of foreign tax expense related to foreign operations and domestic deferred tax liabilities recognized on indefinite long-lived intangibles. The Company continues to provide a full valuation allowance against its domestic net deferred tax assets and the net deferred tax assets of the United Kingdom operation. The Company has not recorded any tax benefits relative to losses incurred in the current year, since it is more likely than not that the resulting asset would not be realized. The Company will continue to maintain a valuation allowance until sufficient evidence exists to support its reversal.

Restructuring

On March 22, 2005 the Company sold its last remaining manufacturing facility located in Sherrill, New York to Sherrill Manufacturing Inc. The sale agreement included a supply agreement whereby the Company would purchase minimum quantities of products and services from Sherrill Manufacturing Inc. during a three year period ending in March 2008. The sale also included a lease agreement whereby the Company would rent warehouse space from Sherrill Manufacturing Inc. for a two year period.

On March 12, 2005, the Company sold the real property associated with its Shanghai, China facility that was closed in fiscal year 2004.

Finally, on April 12, 2005 the Company announced the closure of its foodservice distribution center located in Buffalo, New York. The distribution center was closed during the third quarter of fiscal year 2006. On June 6, 2006, the distribution center was sold, generating gross cash proceeds of approximately $5.3 million and a gain on sale of approximately $0.2 million.

Other

The Company sources substantially all of its products overseas, primarily from third party manufacturers in the Far East which subjects the Company to risks associated with fluctuations in foreign currencies. Additionally, the principal material needed for its flatware product is stainless steel which its underlying cost is driven by the cost of nickel. The Company closely monitors these items; any unforeseeable changes in the prices of these products could have an adverse impact on the Company’s gross margins.

Liquidity & Financial resources

Cash used in operating activities was $451 for the three months ended April 29, 2006, compared to cash provided by of $919 from the same period in the prior year. The net cash used in operating activities for the three months ended April 29, 2006 was primarily due to a net loss for the three months offset by positive changes in working capital. During the three months ending April 29, 2006, non-cash interest attributed to the Company’s PIK (Payment in Kind) option on its Tranche B debt amounted to $2,356.

Cash flow used in investing activities was $992 for the three months ending April 29, 2006, compared to cash provided of $1,235 for the same period in the prior year. Capital expenditures were $1,031 and $167 for the three months ending April 29, 2006 and April 30, 2005, respectively. The sale of the Company’s Shanghai manufacturing facility in March of 2005 generated cash of $852.

Net cash provided by financing activities was $209 for the three months ending April 29, 2006 versus net cash used of $3,287 for the same period in the prior year. For the three months ended April 29, 2006, the Company used cash to pay down its short term debt.

On August 9, 2004 the Company completed a comprehensive restructuring of the existing indebtedness with its lenders, along with new covenants based upon the then current financial projections. The restructuring included the conversion of $30 million of principal amount of debt into an issuance of a total of 29.85 million shares of the common stock of the Company to the individual members of the lender group or their respective nominees. The common shares were issued in blocks proportionate to the amount of debt held by each lender. As of August 9, 2004, these shares of common stock represented approximately 62% of the outstanding shares of common stock of the Company. In addition to the debt to equity conversion, the Company received a new $30 million revolving credit facility from the lenders and restructured the balance of the existing indebtedness into a Tranche A loan of $125 million and a Tranche B loan of $78.2 million. All the restructured debt is secured by a first priority lien over substantially all of the Company’s and its domestic subsidiaries’ assets. The Tranche A loan is scheduled to mature on August 9, 2007 and requires amortization of principal based on available cash flow and fixed amortization of $1,500 per quarter beginning in the first quarter of the fiscal year ended January 2007. As of the balance sheet date of January 28, 2006, $6,000 of long-term debt has been reclassed to current based on the quarterly principal payments becoming due over the next twelve months. Interest on the Tranche A loan accrues at LIBOR (London Inter Bank Offered Rate) plus 6%-8.25% depending on the leverage ratio. The Tranche B loan is scheduled to mature in February 2008 with no required amortization. Interest on the Tranche B loan will accrue at LIBOR plus 13% with a maximum interest rate of 17%. The Tranche B loan had a Payment in Kind (PIK) option, at the Company’s discretion, that permits the compounding of the interest in lieu of payment. During the third and fourth quarters of the fiscal year ended January 29, 2005, and during the fiscal year ending January 28, 2006, the Company chose the PIK option and cash interest was not paid on the Tranche B debt. During the fiscal year ended January 28, 2006, the Tranche B loan outstanding increased by

$15,059 as a result of the Company exercising the PIK option. Beginning in the first quarter of the fiscal year ended January 2007, the Company was required to begin paying 30% of the Tranche B interest obligation in cash. Upon filing for Chapter 11 protection under the Bankruptcy Code on March 19, 2006, the Company has suspended both cash payments and accrual of Tranche B interest.

The August 2004 debt and equity restructuring constituted a change in control of the Company. There were several Company employee benefit plans that contained triggers if a change of control occurred. Such plans were amended to allow the debt and equity transaction without triggering the change in control provisions. In addition, the Shareholder Rights Plan was terminated.

The restructured debt agreement contained several covenants including a maximum total leverage ratio, minimum cash interest coverage ratio, minimum total interest coverage ratio, and minimum consolidated Earnings Before Interest, Taxes, Depreciation, Amortization and Restructuring Expenses (EBITDAR). The Company was in compliance with its covenants as of January 29, 2005, but anticipated violating the covenants at the end of the second quarter of the fiscal year ending January 28, 2006. On April 7, 2005, the Company’s lending syndicate approved an amendment to the Company’s credit agreement providing less restrictive financial covenants (beginning with the first quarter of the fiscal year ending January 2006), consenting to the sale of certain non-core assets, and authorizing the release of certain proceeds from the assets sold. The revised financial covenants extended through the fiscal year ending January 2007. As of January 28, 2006 the Company was technically in compliance with the revised financial covenants. Subsequent to the fiscal year ended January 28, 2006 the Company filed with the Bankruptcy Court voluntary petitions for relief under chapter 11 of the Bankruptcy Code and as a result was in default under the current debt agreement. As such, the Domestic long term debt has been reclassified as Liabilities Subject to Compromise. See Note 12 which explains the Company’s plan of reorganization which was approved by the lending group.

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

On June 7, 2006, the Company’s lending syndicate approved Amendment No. 1 to the Company’s DIP Credit Agreement which amends the deadlines for the Company to submit: (a) the audited financial statements for the fiscal year ended January 28, 2006 and (b) the unaudited financial statements for the quarter ended April 29, 2006 to August 1, 2006 and August 15, 2006, respectively. On August 1, 2006, the Company’s lending syndicate approved an

Amendment No. 2 to the Company’s DIP Credit Agreement which amends the deadlines for the Company to submit: (a) the audited financial statements for the fiscal year ended January 28, 2006 and (b) the unaudited financial statements for the quarter ended April 29, 2006 to August 15, 2006 and August 29, 2006, respectively.

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

Oneida’s plan of reorganization provides for the conversion of 100% of its Tranche B loan, representing approximately $100 million into 100% of the equity of the newly reorganized company. The plan also includes $170 million in senior secured long-term credit facilities, consisting of an $80 million asset based revolving credit facility and a $90 million term loan that will refinance Oneida’s Tranche A debt and provide the company with additional liquidity to continue to grow its business. Oneida’s general unsecured creditors will not be impaired under the plan; however, existing common and preferred stockholders will not receive any distributions under the plan and their equity will be cancelled on the effective date of the plan. The Company is expected to emerge from Chapter 11 on or about September 14, 2006.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk is interest rate exposure in the United States. Historically, the company manages interest rate exposure through a mix of fixed and floating rate debt. The majority of the company’s debt is currently at floating rates. Based on floating rate borrowings outstanding at April 29, 2006, a 1% change in the rate would result in a corresponding change in interest expense of $2.2 million.

The Company has foreign exchange exposure related to its foreign operations in Mexico, Canada, Italy, Australia, the United Kingdom and China. See Note 11 of Notes to Consolidated Financial Statements for details on the Company’s foreign operations. Translation adjustments recorded in the statement of operations were not of a material nature

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer have carried out an evaluation, with the participation of the Company’s management, of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, each has concluded that at the end of the period covered by this report the Company’s “disclosure controls and procedures” are effective to insure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and regulations. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failure within the Company to disclose material information otherwise required to be set fourth in the Company’s periodic reports.

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward Looking Information

With the exception of historical data, the information contained in this Form 10-Q, as well as those other documents incorporated by reference herein, may constitute forward-looking statements, within the meaning of the Federal securities laws, including but not limited to the Private Securities Litigation Reform Act of 1995. As such, the Company cautions readers that changes in certain factors could affect the Company’s future results and could cause the Company’s future consolidated results to differ materially from those expressed or implied herein. Such factors include, but are not limited to: changes in national or international political conditions; civil unrest, war or terrorist attacks; general economic conditions in the Company’s own markets and related markets; availability or shortage of raw materials; difficulties or delays in the development, production and marketing of new products; financial stability of the Company’s contract manufacturers, and their ability to produce and deliver acceptable quality product on schedule; the impact of competitive products and pricing; certain assumptions related to consumer purchasing patterns; significant increases in interest rates or the level of the Company’s indebtedness; inability of the Company to maintain sufficient levels of liquidity; failure of the company to obtain needed waivers and/or amendments of it’s finance agreements; foreign currency fluctuations; major slowdowns in the retail, travel or entertainment industries; the loss of several of the Company’s key executives, major customers or suppliers; the Company’s failure to achieve the savings and profit goals of any planned restructuring or reorganization programs, future product shortages resulting from the Company’s transition to an outsourced manufacturing platform; international health epidemics such as the SARS outbreak and other natural disasters; impact of changes in accounting standards; potential legal proceedings; changes in pension and medical benefit costs; and the amount and rate of growth of the Company’s selling, general and administrative expenses.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEIDA LTD.
(Registrant)

Date: September 14, 2006	By:	/s/ TERRY G. WESTBROOK

Terry G. Westbrook
President and Chief Executive Officer
(Through May 31, 2006)

	By:	/s/ ANDREW G. CHURCH

Andrew G. Church
Senior Vice President and Chief Financial Officer