Form 10-Q
period 2006-07-29
ONEIDA LTD
filed 2006-11-01
CIK 74585

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-5452

ONEIDA LTD.
(Exact name of Registrant as specified in its charter)

Delaware	15-0405700
(State or other jurisdiction of)	(I.R.S. Employer
incorporation or organization)	Identification No.)

163-181 Kenwood Avenue,	13421-2899
Oneida, New York	(Zip Code)
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes      ☒ No

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 14, 2006
Common Stock, $1.00 per share par value	46,631,924 Shares

ONEIDA LTD.’S CHAPTER 11 PLAN OF REORGANIZATION, WHICH WAS EFFECTIVE SEPTEMBER 15, 2006, PROVIDED THAT ALL OF THE COMMON AND PREFERRED STOCK OF THE DEBTOR COMPANY BE CANCELLED AS OF SEPTEMBER 15, 2006. FURTHER, ONEIDA LTD., THE NEW YORK COMPANY, WAS MERGED WITH AND INTO ONEIDA LTD., A DELAWARE COMPANY, AS OF THAT DATE. THE DELAWARE COMPANY IS THE SURVIVING ENTITY.

ONEIDA LTD.
FORM 10-Q
FOR THE SIX MONTHS ENDED JULY 29, 2006

INDEX

PART I	FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

3.1	The Company’s Restated Articles of Incorporation, which are incorporated by reference to the Registrant’s Annual Report on form 10-K for the fiscal year ended January 28, 2006.

3.2	The Company’s By-Laws, as amended and restated, which are incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

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

10.18

Consent and Amendment No. 2 to the Second Amended and Restated Credit Agreement dated as of August 9, 2004, between Oneida Ltd., JP Morgan Chase Bank and the various lenders named in the Agreement which is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005. The Consent and Amendment No. 2 is dated as of February 2, 2005.

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

10.22

Letter Agreement with former executive officer of the Company, Allan H. Conseur dated November 22, 2004 which is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

10.23

Agreement with former executive officer of the Company, Harold J. DeBarr, dated August 2, 2004, which is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2004.

10.24

Agreement with former executive officer of the Company, Gregg R. Denny, dated July 28, 2004, which is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2004.

10.25

Agreement with executive officer of the Company, J. Peter Fobare dated July 28, 2004, which is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2004.

10.26	Agreement with executive officer of the Company, James E. Joseph, dated June 29, 2006.

10.27	Agreement with executive officer of the Company, W. Tim Runyan, dated September 1, 2006

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

10.30

Letter agreement with executive officer of the Company, Paul Masson, dated January 17, 2005, which is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

10.31

Deed of Agreement between the Company, the Company’s Oneida U.K. Limited subsidiary and executive officer of the Company, Paul Masson, dated April 12, 2005 which is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

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

10.34

Oneida Ltd. 2003 Non-Employee Director Stock Option Plan adopted by the Board of Directors and approved by stockholders on May 29, 2002, as amended and restated, which is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

10.35

Oneida Ltd. Employee Security Plan adopted by the Board of Directors on July 26, 1989, as amended, which is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

10.36

Amended and Restated Oneida Ltd. Restricted Stock Award Plan adopted by the Board of Directors on March 29, 2000, and approved by the stockholders on May 31, 2000, as amended and restated, which is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

10.37

Amended and Restated Oneida Ltd. Deferred Compensation Plan for Key Employees adopted by the Board of Directors on October 27, 1999, and effective November 1, 1999, as amended and restated, which is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

10.38

Oneida Ltd. Restoration Plan adopted by the Board of Directors on February 28, 2000, as amended and restated, which is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

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

10.42

Oneida Ltd. Management Annual Incentive Plan Fiscal Year January 2006 Cash Bonus adopted by the Board of Directors on April 5, 2005, which is incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 11, 2005.

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

SIGNATURES

CERTIFICATIONS

PART I. FINANCIAL INFORMATION
ONEIDA LTD.
(Debtor-in-Possession)
ITEM 1. CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of Dollars, except per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Revenues:
Net sales	$73,244	$78,692	$149,242	$168,429
License fees	963	603	1,796	1,089
Total Revenues	74,207	79,295	151,038	169,518

Cost of sales	45,198	51,408	92,111	109,929

Gross margin	29,009	27,887	58,927	59,589

Operating expenses:
Selling, distribution and administrative
expense	22,956	25,630	47,598	51,964
Restructuring expense (Note 3)	204	835	304	1,176
Impairment loss on other assets	-	242	-	242
(Gain) loss on the sale of fixed assets	212	(10)	195	(445)
Total	23,372	26,697	48,097	52,937

Operating income	5,637	1,190	10,830	6,652

Other income	(338)	(1,043)	(685)	(1,601)
Other expense	(47)	741	1,648	1,302
Reorganization expense (Note 4)	16,380	-	23,236	-
Interest expense including amortization of
deferred financing costs (contractual
interest for the three and six months ended
July 29, 2006 and July 30, 2005 was $8,393
and $8,023, $16,854 and $15,982,
respectively)	4,650	8,023	11,687	15,982

Loss before income taxes	(15,008)	(6,531)	(25,056)	(9,031)
Income tax expense (Note 5)	567	233	936	1,033
Net loss	$(15,575)	$(6,764)	$(25,992)	$(10,064)

Preferred stock dividends	(32)	(32)	(64)	(64)
Net loss available to common shareholders	$(15,607)	$(6,796)	$(26,056)	$(10,128)

Loss per share of common stock.
Net loss:
Basic	$(0.33)	$(0.15)	$(0.55)	$(0.22)
Diluted	(0.33)	$(0.15)	(0.55)	$(0.22)

See notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION
ONEIDA LTD.
(Debtor-in-Possession)
ITEM 1. CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

	Unaudited
	July 29, 2006	January 28, 2006
ASSETS
Current assets:
Cash	$3,043	$2,758
Trade accounts receivables, less allowance for doubtful
accounts of $1,821 and $1,344, respectively	40,666	46,684
Other accounts and notes receivable	1,794	2,237
Inventories (Note 6)	102,615	96,726
Other current assets	4,608	4,641
Total current assets	152,726	153,046
Property, plant and equipment, net	22,072	20,268
Assets held for sale	794	5,595
Goodwill	116,294	116,086
Other assets	4,625	5,176
Total assets	$296,511	$300,171
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Short-term debt (Note 8)	$4,661	$219,386
Accounts payable	9,049	10,691
Accrued liabilities	38,837	28,847
Accrued restructuring (Note 3)	414	1,169
Accrued pension liabilities (Note 9)	524	19,277
Deferred income taxes (Note 5)	494	494
Current portion of Long-term debt (Note 8)	759	1,597
Total current liabilities	54,738	281,461
Long-term debt (Note 8)	320	218
Accrued postretirement liability (Note 9)	2,583	2,515
Accrued pension liability (Note 9)	506	27,536
Deferred income taxes (Note 5)	11,225	10,404
Other liabilities	11,931	11,334
Total liabilities not subject to compromise	81,303	333,468

Liabilities subject to compromise (Note 10)	273,750	-

COMMITMENTS AND CONTINGENICES
Stockholders’ deficit:
Cumulative 6% preferred stock--$25 par value; authorized 95,660 shares, issued 86,036 shares, callable at $30 per share
respectively	2,151	2,151
Common stock--$l par value; authorized 48,000,000 shares,
issued 47,781,288 shares, respectively	47,781	47,781
Additional paid-in capital	84,719	84,719
Retained (deficit)	(132,030)	(106,038)
Accumulated other comprehensive loss	(39,594)	(40,341)
Less cost of common stock held in treasury; 1,149,364 for both
periods	(21,569)	(21,569)
Total stockholders’ deficit	(58,542)	(33,297)
Total liabilities and stockholders’ deficit	$296,511	$300,171

See notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION
ONEIDA LTD.
(Debtor-in-Possession)
ITEM 1. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JULY 29, 2006 AND JULY 30, 2005
(Thousands of Dollars)
(Unaudited)

						Accum.
				Add’l		Other
	Common Common		Preferred	Paid-in	Retained	Comp.	Treasury
	Shares	Stock	Stock	Capital	(Deficit)	Loss	Stock	Total
Balance January 28, 2006	47,781	$47,781	$2,151	$84,719	$(106,038)	$(40,341)	$(21,569)	$(33,297)

Foreign currency
translation adjustment	-	-	-	-	-	766	-	766

Minimum pension liability
adjustment	-	-	-	-	-	(19)	-	(19)

Net loss	-	-	-	-	(25,992)	-	-	(25,992)

Balance July 29, 2006	47,781	$47,781	$2,151	$84,719	$(132,030)	$(39,594)	$(21,569)	$(58,542)

						Accum.
				Add’l		Other
	Common Common		Preferred	Paid-in	Retained	Comp.	Treasury
	Shares	Stock	Stock	Capital	(Deficit)	Loss	Stock	Total
Balance January 29, 2005	47,781	$47,781	$2,151	$84,719	$(84,062)	$(32,639)	$(21,569)	$(3,619)

Foreign currency
translation adjustment	-	-	-	-	-	(913)	-	(913)

Net loss	-	-	-	-	(10,064)	-	-	(10,064)

Balance July 30, 2005	47,781	$47,781	$2,151	$84,719	$(94,126)	$(33,552)	$(21,569)	$(14,596)

See notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION
ONEIDA LTD.
(Debtor-in-Possession)
ITEM 1. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Thousands of Dollars)

	Three Months Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005

Net loss	$(15,575)	$(6,764)	$(25,992)	$(10,064)

Foreign currency translation adjustments	614	(212)	766	(913)

Other comprehensive loss:
Minimum pension liability adjustments	(15)	-	(19)	-

Other comprehensive loss	599	(212)	747	(913)

Comprehensive loss	$(14,976)	$(6,976)	$(25,245)	$(10,977)

See notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION
ONEIDA LTD.
(Debtor-in-Possession)
ITEM 1. CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JULY 29, 2006 AND JULY 30, 2005
(Unaudited)
(In Thousands)

	Six months ended
	July 29, 2006	July 30, 2005
CASH FLOW PROVIDED BY (USED) FROM OPERATING ACTIVITIES:
Net loss	$(25,992)	$(10,064)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash interest (Payment in Kind)	2,356	7,018
Loss (gain) on disposal of fixed assets	195	(445)
Depreciation and amortization	1,342	1,265
Deferred income taxes	823	(448)
Reorganization expense	23,236	-
Impairment of other assets	-	242
(Increase) decrease in operating assets:
Receivables	6,648	(566)
Inventories	(5,173)	9,402
Other current assets	70	1,020
Other assets	552	1,018
Decrease in accounts payable	(389)	(2,866)
Decrease in accrued liabilities	(2,949)	(2,356)
Increase (decrease) in other liabilities	471	985

Net cash provided by operating activities	1,190	4,205

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of properties and equipment	(3,111)	(783)
Proceeds from dispositions of properties and equipment	4,697	1,402

Net cash provided by investing activities	1,586	619

CASH FLOW FROM FINANCING ACTIVITIES:
Decrease in short-term debt	(2,527)	(2,360)
Payment of long-term debt	(6)	(2,970)

Net cash used in financing activities	(2,533)	(5,330)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	42	(190)

NET INCREASE (DECREASE) IN CASH	285	(696)
CASH AT BEGINNING OF YEAR	2,758	2,064

CASH AT END OF PERIOD	$3,043	$1,368

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the six months for :
Interest	$8,203	$14,423

See notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION
ONEIDA LTD.
(Debtor-In-Possession)
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Thousands)

1. ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Oneida Ltd. (the “Company,”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended July 29, 2006 are not necessarily indicative of the results that may be expected for the year ending January 27, 2007. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended January 28, 2006.

Bankruptcy Accounting
Subsequent to the Company’s Chapter 11 bankruptcy filing (described in Note 2), the Company has applied the provisions of SOP 90-7, which do not significantly change the application of accounting principles generally accepted in the United States; however, SOP 90-7 does require that transactions and events directly associated with the Chapter 11 petition and reorganization are distinguished in the Financial Statements from the ongoing operations of the business.

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

Stock Option Plans

Effective January 29, 2006, the Company adopted the provisions of FAS No. 123(R), "Share-Based Payment" ("FAS123(R)"). Under FAS123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The Company adopted the provisions of FAS123(R) using a modified prospective application. Under this method, compensation cost is recognized for all share-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. Prior periods are not revised for comparative purposes. Because the Company previously adopted only the pro forma disclosure provisions of SFAS 123, it will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption, using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS 123, except that forfeitures rates will be estimated for all options, as required by FAS123(R). The cumulative effect of applying the forfeiture rates is not material.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company's stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. There were no options granted during the six months ended July 29, 2006.

Stock option activity during the six months ended July 29, 2006, is as follows:

Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contracted	intrinsic
	options	price	term (years)	value
Outstanding at February 1, 2006	762,350	$16.96	5.07
Options granted	-
Options exercised	-
Options forfeited	-
Options outstanding at July 29, 2006	762,350	16.96	4.87	0
Options exercisable at July 29, 2006	762,350	16.96	4.87	0

As of July 29, 2006, all options are fully vested.

Awards granted prior to the adoption of FAS123(R) were accounted for under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and its related interpretations. Under this intrinsic value method there was no compensation expense recognized for the six month periods ended July 30, 2005 because all options had exercise prices equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net loss and net loss per common share if the fair value method had been applied (in thousands except per share amounts):

	Three Months Ended	Six Months Ended
	July 30, 2005	July 30, 2005
Net loss, as reported	$(6,764)	$(10,064)

Deduct: Total stock-based employee
compensation expense determined
under Black-Scholes option pricing
model	(1,445)	(1,651)

Pro forma net loss	$(8,209)	$(11,715)

Earnings (loss) per share:
As reported: Basic	$(.15)	$(.22)
Diluted	$(.15)	$(.22)

Pro forma: Basic	$(.18)	$(.25)
Diluted	$(.18)	$(.25)

The Bankruptcy Court approved the Company’s Plan of Reorganization (See Note 2) on August 31, 2006, and all of the Company’s existing equity interests, including the stock option plans described herein, were cancelled on September 15, 2006, the Effective Date (See Note 12).

Variable Interest Entities
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

Accounting Pronouncements

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

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. GAAP and expands disclosures requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. . The adoption of this statement is not expected to have a material effect on our financial position or results of operations.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires recognition of a net liability or asset to report the funded status of defined benefit pension and other postretirement plans on the balance sheet and recognition (as a component of other comprehensive income) of changes in the funded status in the year in which the changes occur. Additionally, SFAS No. 158 requires measurement of a plan’s assets and obligations as of the balance sheet date and additional annual disclosures in the notes to the financial statements. The recognition and disclosure provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006, while the requirement to measure a plan’s assets and obligations as of the balance sheet date is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the effect this statement may have on our future results of operations.

2. PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE
Chapter 11 Proceedings
On March 19, 2006 (the “Petition Date”), the Company filed with the U.S. Bankruptcy Court Southern District of New York (“Bankruptcy Court”) voluntary petitions for relief under chapter 11 of the Bankruptcy Code. The Company continued in possession of their respective properties and continued to operate and manage their businesses as debtors in possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code. On March 21, 2006, the Bankruptcy Court entered an order (Docket No. 33) that the Debtors’ chapter 11 cases (the “Chapter 11 Cases”) be procedurally consolidated and jointly administered for procedural purposes only under Case No. 06-01489. The Honorable Allan L. Gropper presided over the Chapter 11 Cases. No request was made for the appointment of a trustee or examiner in these cases. On April 10, 2006, the Office of the United States Trustee appointed an official committee of unsecured creditors (Docket No. 125), and on May 18, 2006, the U.S. Trustee formed an official committee of equity holders (the “Equity Committee). On August 31, 2006 the Company announced that its prenegotiated plan of reorganization was confirmed by the U.S. Bankruptcy Court for the Southern District of New York.

Joint Prenegotiated Plan of Reorganization
On the Petition Date, the Company filed with the Bankruptcy Court, among other things, the Company Plan of Reorganization (the “Plan”). The Plan provided for, among other things, (1) repayment in full of the Debtors’ then outstanding debtor in possession financing and the Tranche A Loan pursuant to a $170 million exit financing facility for which the Company has received a firm commitment from Credit Suisse, (2) conversion of the Tranche B Loan into 100% of the issued and outstanding equity of reorganized Oneida as of the effective date of the Plan, (3) a distribution to the PBGC of a $3 million promissory note that (a) has a variable rate of interest if the PBGC votes to accept and does not object to the Plan and (b) is non-interest bearing in the event that the PBGC either votes to reject or objects to the Plan, (4) payment in full of all other allowed general unsecured claims of the Company and (v) cancellation of all of Oneida’s existing equity interests.

Financing

The DIP Credit Agreement
On the Petition Date, the Company filed with the Bankruptcy Court a motion for interim and final orders approving (i) the proposed Revolving Credit and Guaranty Agreement (the “DIP Credit Agreement”) among Oneida Ltd., as borrower, each of the other Debtors, as guarantors, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative and collateral agent (the “DIP Agent”), by which the Company plans to finance their operations during the Chapter 11 Cases, and (ii) an adequate protection package for the benefit of the lenders under the Company’s prepetition credit agreement (Docket No. 20). The DIP Credit Agreement provided for a total revolving commitment of $40 million, which included availabilities for the issuance of letters of credit from a group of lenders led by the DIP Agent.

The DIP Credit Agreement provided the Company with a $40 million senior secured priming facility which, subject to certain limitations, permitted the Company to lend or advance funds to, or make intercompany investments in, their subsidiaries. The DIP Credit Agreement provided for the repayment in full of the Company’s prepetition revolving loans upon entry of the interim order.

The Bankruptcy Court, on March 21, 2006, entered an order approving the DIP Credit Agreement on an interim basis (Docket No. 35) and, on April 7, 2006, entered an order approving the DIP Credit Agreement on a final basis (Docket No. 116).

The Exit Facility
The Plan contemplated the Company entering into a certain $170 million credit facility (the “Exit Facility”) to be provided to Oneida Ltd., as reorganized on or after the effective date of the Plan, pursuant to which the Company will finance their emergence from Chapter 11. The Exit Facility provided for a five-year revolving commitment of up to $80 million and a $90 million six-year term loan. In connection with procurement of the Exit Facility, the Company was required to pay an arrangement fee to Credit Suisse. On March 27, 2006, the Debtors filed with the Bankruptcy Court a motion for an order authorizing the Debtors to pay this fee (Docket No. 64). A hearing on the motion was held on April 17, 2006, and the Bankruptcy Court subsequently approved this motion on a final basis.

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

The Company’s plan or reorganization as amended provides, among other things, for the distressed termination of the Oneida Ltd. Retirement Plan and for the retention of two of the three pension plans, the Retirement Income Plan for Employees of Buffalo China, Inc. and the GMP- Buffalo China Inc. Pension Plan for Employees Who are Members of Local 76A, both of which are substantially smaller than the Retirement Plan for Employees of Oneida Ltd. The Plan further provides for the execution of a note by the Company in favor of the PBGC in the face amount of $3,000,000.

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

On June 6, 2006, the Company sold the distribution facility located in Buffalo, New York for net cash proceeds of approximately $4.6 million, generating a loss of approximately $0.2 million.

Plan Confirmation
On August 31, 2006, the Company announced that its prenegotiated plan of reorganization was confirmed by the Bankruptcy Court, setting the stage for Oneida Ltd.’s emergence from Chapter 11 as a privately-held company.

Oneida Ltd.’s plan of reorganization provided for the conversion of 100% of its Tranche B loan, representing approximately $100 million into 100% of the equity of the newly reorganized company. The plan also included $170 million in senior secured long-term credit facilities, consisting of an $80 million asset based revolving credit facility and a $90 million term loan that refinanced Oneida Ltd.’s Tranche A debt and provided the company with additional liquidity to grow its business. Oneida Ltd.’s general unsecured creditors were not impaired under the plan; however, existing common and preferred stockholders did not receive any distributions under the plan and their equity was cancelled on the effective date of the plan, September 15, 2006. The Company emerged from Chapter 11 on September 15, 2006 as a privately held company.

ONEIDA LTD.’S CHAPTER 11 PLAN OF REORGANIZATION, WHICH WAS EFFECTIVE SEPTEMBER 15, 2006, PROVIDED THAT ALL OF THE COMMON AND PREFERRED STOCK OF THE DEBTOR COMPANY BE CANCELLED AS OF SEPTEMBER 15, 2006. FURTHER, ONEIDA LTD., THE NEW YORK COMPANY, WAS MERGED WITH AND INTO ONEIDA LTD., A DELAWARE COMPANY, AS OF THAT DATE. THE DELAWARE COMPANY IS THE SURVIVING ENTITY.

3. RESTRUCTURING
As a result of substantial manufacturing inefficiencies and negative manufacturing variances, it was determined at the end of the third quarter of fiscal year ended January 31, 2004 to close and sell the following factories: Buffalo China dinnerware factory and decorating facility in Buffalo NY; dinnerware factory in Juarez, Mexico; flatware factory in Toluca, Mexico; hollowware factory in Shanghai, China; and hollowware factory in Vercelli, Italy. The Company continues to market the products primarily manufactured from certain of these sites, using independent suppliers. The Toluca, Mexico; Shanghai, China; and Vercelli, Italy facilities’ closings were completed during the fourth quarter of the fiscal year ended January 31, 2004. The Buffalo, NY factory buildings and associated equipment, materials and supplies were sold to Niagara Ceramics Corporation on March 12, 2004. The Buffalo China name and all other active Buffalo China trademarks and logos remain the property of the Company. Niagara Ceramics Corporation became an independent supplier to the Company. The Juarez, Mexico factory sale was completed on April 22, 2004, and the Toluca Mexico factory sale was completed on June 2, 2004. The Niagara Falls, Canada warehouse sale was completed on July 12, 2004 and part of the Vercelli, Italy properties have been sold. The sale of the Shanghai, China facility was completed on March 14, 2005. The Buffalo China warehouse facilities and remaining Vercelli, Italy assets are classified as assets held for sale on the Consolidated Balance Sheet at July 29, 2006. This restructuring is intended to reduce costs, increase the Company’s liquidity, and better position the Company to compete in a changing marketplace and under the current economic conditions. On June 6, 2006, the Company completed the sale of the Buffalo China warehouse.

On September 9, 2004 the Company announced that it was closing its Sherrill, NY flatware factory due to unsustainably high operating costs that contributed to substantial losses. The Company continues to market the products primarily manufactured from this site using independent suppliers. In the fall of 2004 approximately 450 employees were notified that their positions would be eliminated as a result of this closure. As of January 28, 2006, all these employee positions had been eliminated. The Company determined it would incur cash costs of approximately $1,250 related to severance, incentive and retention payments to affected factory employees. Cash payments through July 29, 2006 were $1,247.

Under the restructuring plans described above, approximately 1,600 employees were terminated. As of July 29, 2006, 1,535 employees terminated and an additional 65 employees accepted employment with Niagara Ceramics, the purchaser of Buffalo China’s manufacturing assets. Termination benefits have been recorded in accordance with contractual agreements or statutory regulations. As a result of the restructuring, the number of employees accumulating benefits under the Company’s defined benefit plans has been reduced significantly.

During the first six months of the current fiscal year, the Company recorded restructuring expense of $304. These expenses are reflected in the consolidated Statement of Operations under the caption “Restructuring Expense”. Cash payments for the six months ended July 29, 2006 under the restructuring were $1,059. The remaining liability at July 29, 2006 was $414.

Below is a summary reconciliation of accrued restructuring related charges for the six months ended July 29, 2006:

	Balance				Balance
	Jan. 28, 2006	Additions	Adjustments	Payments	July 29, 2006

Termination benefits and other costs	$1,169	$304	$-	$(1,059)	$414

4. REORGANIZATION ITEMS
Reorganization items represent expense incurred as a result of the Chapter 11 proceedings and are presented separately in the unaudited Condensed Consolidated Statements of Operations.

	For the Three Months Ending	For the Six Months Ending
	July 29, 2006	July 29, 2006
Professional fees	$9,990	$16,796
Court fees	42	74
Other	75	93
Pension termination payments	6,273	6,273
Total	$16,380	$23,236

Professional Fees
In the three and six months ending July 29, 2006, the Company incurred $9,990 and $16,796 for professional fees, respectively. Professional fees include financial advisory, legal, real estate and valuation services directly attributed to the reorganization process. Any professional fees incurred after the bankruptcy filing on March 19, 2006 are subject to bankruptcy court approval. On October 26, 2006, the Bankruptcy Court approved for payment substantially all of the professional fees previously accrued.

Pension Termination Payments
The Deficit Reduction Act (“DRA”) which was signed into law in January 2006, provides that to the extent a debtor effectuates a distressed termination of its pension plans in Chapter 11, following emergence from Chapter 11 (i.e. after the discharge is granted), a special premium charge equal to $1.25 per plan Participant will be assessed against the reorganized debtor. The charge is payable annually, for three years following the debtor’s emergence from Chapter 11. This special premium applies to plan terminations in bankruptcies filed on or after October 18, 2005. Accordingly, the Company recorded an accrual in accrued liabilities on the consolidated balance sheet in the amount of $6,273, representing the estimated present value of the future payments. The Company is continuing to explore its legal options in regards to the payment of DRA special premiums.

5. INCOME TAXES
The provision for income taxes for the six months ended July 29, 2006, is comprised of $90 of foreign tax expense related to foreign operations and $846 of domestic deferred tax expense recognized as part of tax deductions taken on indefinite long-lived intangibles. The Company has not recorded any tax benefits relative to Domestic and United Kingdom book losses incurred during the six months ended July 29, 2006 since it is more likely than not that the resulting asset would not be realized. In accordance with the Statement of Financial Accounting Standards (SFAS) No. 109, the Company previously placed a full valuation allowance against its entire net deferred tax assets. The Company will continue to provide a full valuation allowance against its Domestic and United Kingdom net deferred tax assets until sufficient evidence exists to support its reversal.

During the third fiscal quarter ended October 30, 2004, the Company underwent a change in ownership within the definition of Sec. 382 of the Internal Revenue Code. The pre-change net operating loss carry forward is subject to annual limitation under Sec. 382. Also, see Note 12 Subsequent Events.

6. INVENTORIES
Inventories by major classification are as follows:

	July 29, 2006	January 28, 2006
Finished goods	$100,049	$93,782
Goods in process	423	668
Raw materials and supplies	2,143	2,276
Total	$102,615	$96,726

7. EARNINGS (LOSS) PER SHARE

Basic and diluted earnings per share are presented for each period in which a statement of operations is presented. Basic earnings (loss) per share is computed by dividing net loss less preferred stock dividends earned, even if not declared, by the weighted average shares actually outstanding for the period. Diluted earnings (loss) per share include the potentially dilutive effect of shares issuable under the employee stock purchase and incentive stock option plans. All options excluded due to loss.

The following is a reconciliation of basic earnings (loss) per share to diluted earnings (loss) per share for the three months ended July 29, 2006 and July 30, 2005:

	Net	Preferred	Adjusted		Earnings
	Income	Stock	Net Income	Average	(Loss)
	(Loss)	Dividends	(Loss)	Shares	Per Share
2006:
Basic earnings (loss) per share	$(15,575)	$(32)	$(15,607)	46,632	$(0.33)
Effect of stock options	-	-	-	-	-
Diluted earnings (loss) per share	$(15,575)	$(32)	$(15,607)	46,632	$(0.33)

2005:
Basic earnings (loss) per share	$(6,764)	$(32)	$(6,796)	46,632	$(0.15)
Effect of stock options	-	-	-	-	-
Diluted earnings (loss) per share	$(6,764)	$(32)	$(6,796)	46,632	$(0.15)

The following is a reconciliation of basic earnings (loss) per share to diluted earnings (loss) per share for the six months ended July 29, 2006 and July 30, 2005:

	Net	Preferred	Adjusted		Earnings
	Income	Stock	Net Income	Average	(Loss)
	(Loss)	Dividends	(Loss)	Shares	Per Share
2006:
Basic earnings (loss) per share	$(25,992)	$(64)	$(26,056)	46,632	$(0.55)
Effect of stock options
Diluted earnings (loss) per share	$(25,992)	$(64)	$(26,056)	46,632	$(0.55)

2005:
Basic earnings (loss) per share	$(10,064)	$(64)	$(10,128)	46,632	$(0.22)
Effect of stock options
Diluted earnings (loss) per share	$(10,064)	$(64)	$(10,128)	46,632	$(0.22)

8. DEBT

As of March 19, 2006, the Company filed with the Bankruptcy Court a motion for interim and final orders approving (i) the proposed Revolving Credit and Guaranty Agreement (the “DIP Credit Agreement”) among Oneida Ltd., as borrower, each of the other Debtors, as guarantors, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative and collateral agent (the “DIP Agent”), by which the Company plans to finance their operations during the Chapter 11 Cases, and (ii) an adequate protection package for the benefit of the lenders under the Company’s prepetition credit agreement (Docket No. 20). The DIP Credit Agreement provided for a total revolving commitment of $40 million, which includes availabilities for the issuance of letters of credit from a group of lenders led by the DIP Agent.

The DIP Credit Agreement provided the Company with a $40 million senior secured priming facility which, subject to certain limitations, permits the Company to lend or advance funds to, or make intercompany investments in, their subsidiaries. The DIP Credit Agreement provided for the repayment in full of the Company’s prepetition revolving loans upon entry of the interim order.

The Bankruptcy Court, on March 21, 2006, entered an order approving the DIP Credit Agreement on an interim basis and, on April 7, 2006, entered an order approving the DIP Credit Agreement on a final basis.

In 2004 the Company completed the comprehensive restructuring of the existing indebtedness with its lenders, along with new covenants based upon then current financial projections. The restructuring included the conversion of $30 million of principal amount of debt into an issuance of a total of 29.85 million shares of the common stock of the Company to the individual members of the lender group or their respective nominees. The common shares were issued in blocks proportionate to the amount of debt held by each lender. As of August 9, 2004, these shares of common stock represented approximately 62% of the outstanding shares of common stock of the Company. In addition to the debt to equity conversion, the Company received a new $30 million revolving credit facility from the lenders and restructured the balance of the existing indebtedness into a Tranche A loan of $125 million and a Tranche B loan of $78.2 million. All the restructured bank debt was secured by a first priority lien over substantially all of the Company’s and its domestic subsidiaries’ assets. The debt and equity restructuring constituted a change in control of the Company. There are several employee benefit plans that have triggers if a change of control occurs. The appropriate plans were amended to allow the debt and equity transaction without triggering the change in control provision. In addition, the Shareholder Rights Plan was terminated.

The restructured debt agreement contained several covenants including a maximum total leverage ratio, minimum cash interest coverage ratio, minimum total interest coverage ratio, and minimum consolidated Earnings Before Interest, Taxes, Depreciation, Amortization and Restructuring Expenses (EBITDAR). The Company was in compliance with its covenants as of January 29, 2005, but anticipated violating the covenants at the end of the second quarter of the fiscal year ending January 28, 2006. On April 7, 2005, the Company’s lending syndicate approved an amendment to the Company’s credit agreement providing less restrictive financial covenants (beginning with the first quarter of the fiscal year ending January 2006), consenting to the sale of certain non-core assets, and authorizing the release of certain proceeds from the assets sold. The revised financial covenants extended through the fiscal year ending January 2007. As of January 28, 2006 the Company was technically in compliance with the revised financial covenants. Subsequent to the fiscal year ended January 28, 2006 the Company filed with the Bankruptcy Court voluntary petitions for relief under chapter 11 of the Bankruptcy Code and, as a result, was in default under the current debt agreement. As such, the Domestic long term debt was reclassified as Liabilities Subject to Compromise. See Note 12 which explains the Company’s plan of reorganization which was approved by the Company’s lending group.

Short-term debt consists of the following at July 29, 2006 and January 28, 2006:

	July 29, 2006	January 28, 2006
Tranche A	-	$115,267
Tranche B	-	97,868
Barclay’s Bank (United Kingdom)	$2,907	5,100
NAB (Australia)	378	585
HSBC (Shanghai)	-	-
IRB (Italy)	1,376	566
Total Short-term debt:	$4,661	$219,386

The following table is a summary of the long-term debt at July 29, 2006 and January 28, 2006, respectively:

	Outstanding at	Outstanding at
Debt Instrument	July 29, 2006	January 28, 2006
Other debt at various interest rates (0%-5%), due through 2010	$1,079	$1,815
Less Current Portion:	(759)	(1,597)
Long-Term Debt:	$320	$218

At July 29, 2006 and January 28, 2006 the Company had outstanding letters of credit of $15,036 and $14,471, respectively, of which $10,950 related to standby letters of credit with the New York State workers compensation board for both periods.

On June 7, 2006, the Company’s lenders approved an amendment to the Company’s Revolving Credit and Guaranty Agreement dated as of March 21, 2006 (“DIP Credit Agreement”) which amended the deadlines for the Company to submit: (a) the audited financial statements for the fiscal year ended January 28, 2006, and (b) the unaudited financial statements for the quarter ended April 29, 2006, to August 1, 2006 and August 15, 2006, respectively.

On August 1, 2006, the Company’s lenders approved Amendment No. 2 to the Company’s Revolving Credit and Guaranty Agreement dated as of March 21, 2006 (“DIP Credit Agreement”) which amended the deadlines for the Company to submit: (a) the audited financial statements for the fiscal year ended January 28, 2006, and (b) the unaudited financial statements for the quarter ended April 29, 2006, to August 15, 2006 and August 29, 2006, respectively.

On August 15, 2006, the Company’s lenders approved Amendment No. 3 to the Company’s Revolving Credit and Guaranty Agreement dated as of March 21, 2006 (“DIP Credit Agreement”) which amended the deadlines for the Company to submit: (a) the audited financial statements for the fiscal year ended January 28, 2006, and (b) the unaudited financial statements for the quarter ended April 29, 2006, to September 15, 2006 and October 16, 2006, respectively.

9. RETIREMENT BENEFIT PLANS

United States Defined Benefit Pension Plans
The net periodic pension cost for the Company's United States (US) qualified defined benefit plans for the three and six months ended July 29, 2006 and July 30, 2005 includes the following components:

	For the Three Months Ended		For the Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Service cost	$57	$35	$114	$70
Interest cost	586	1,104	1,829	2,236
Expected return on assets	(421)	(603)	(1,153)	(1,219)
Net amortization	128	384	519	780
Curtailment loss	0	-	0	222
Total net periodic pension cost	$350	$920	$1,309	$2,089

During the first quarter ended April 30, 2005, the Company recognized a curtailment charge of $222 related to the pending closure of the Buffalo, NY distribution facility.

On September 30, 2005 the IRS approved the Company’s request for a waiver of the 2004 minimum pension contributions for the Retirement Plan for the Employees of Oneida Ltd (the Oneida Plan). The amount waived was $7,811 plus interest and was required to be paid by the Company into the Oneida Plan over the next four years, beginning with the fiscal year ending January 2007. The waiver was granted by the IRS with the following conditions; (i) the Company is required to remit the Oneida Plan year 2005 quarterly contributions that are due October 15, 2005 and January 13, 2006, (ii) the Company is required to make the contributions to the Oneida Plan that were deferred during the first quarter ended April 30, 2005 of $2,053 and the second quarter ended July 30, 2005 of $2,053 by September 15, 2006 and (iii) the Company must provide collateral acceptable for the full amount of the waiver to the Pension Benefit Guarantee Corporation (PBGC) within 120 days of approval of the waiver. The Company did not yet satisfied the waiver’s condition with respect to the provision of collateral. The Company made its scheduled contributions to the plans of $2,819 (including $2,053, $217, and $549 for the Oneida Ltd, Buffalo China Salary and the Buffalo China Hourly plans, respectively) and $2,053 on October 15, 2005 and January 13, 2006, respectively.

Based on the waivers and deferrals received and current actuarial assumptions related to its three domestic defined benefit pension plans, the Company was scheduled to make total contributions of $16,321 over the next twelve months, of which $14,966 is related to the Oneida Plan. These funding estimates, which the Company expected to significantly change pending resolution of the current Chapter 11 Bankruptcy Proceedings, are based on the actuarial results of the January 1, 2005 census data for each plan and the provisions of the plan and assumptions at that time.

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

The Company’s plan or reorganization as amended provides, among other things, for the distressed termination of the Oneida Ltd. Retirement Plan and for the retention of two of the three pension plans, the Retirement Income Plan for Employees of Buffalo China, Inc. and the GMP- Buffalo China Inc. Pension Plan for Employees Who are Members of Local 76A, both of which are substantially smaller than the Retirement Plan for Employees of Oneida Ltd. The Plan further provides for the execution of a note by the Company in favor of the PBGC in the face amount of $3,000,000.

Non-United States Pension Plan
The Company maintains a defined benefit pension plan covering the employees of its U.K. subsidiary. There are no other Non-United States defined benefit pension plans. The net periodic pension cost for the non-United States defined benefit plans for the three and six months ended July 29, 2006 and July 30, 2005 includes the following components:

	For the Three Months Ended		For the Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Service cost	$9	$7	$18	$14
Interest cost	86	111	167	234
Expected return on plan assets	(95)	(75)	(185)	(158)
Net amortization	0	23	0	48
Net periodic pension cost	$0	$66	$0	$138

The Company began recording the U.K. pension plan under SFAS 87 during the third quarter of the fiscal year ended January 29, 2005. The pension plan was not material to the prior year financial statements.

The Company expects to make cash contributions of $487 to its non-United States pension plans through 2007. Through July 29, 2006, $131 of contributions have been made.

10. LIABILITIES SUBJECT TO COMPROMISE

	July 29, 2006	January 28, 2006
Long term debt	$215,492	$-
Accrued Pension	53,242	-
Accounts payable	1,374	-
Accrued liabilities	3,642	-
Total	$273,750	$-

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

The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements. The Company evaluates the performance of its segments based on revenue, and reports segment contributions before unallocated manufacturing costs, unallocated selling, distribution and administrative costs, restructuring expense, impairment losses, gain (loss) on the sale of fixed assets, other income (expense), reorganization expense, interest expense and deferred financing costs and income taxes. The Company does not derive more than 10% of its total revenues from any individual customer, government agency or export sales.

Segment information for the three and six months of 2006 and 2005 were as follows:

	For the Three Months Ended		For the Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Revenues
Sales to external customers:
Foodservice	$39,144	$39,188	$79,248	$84,126
Consumer	21,234	25,463	44,864	56,390
International	12,866	14,041	25,130	27,913
Total segment revenues	73,244	78,692	149,242	168,429
Reconciling items:
License revenues	963	603	1,796	1,089
Total revenues	$74,207	$79,295	$151,038	$169,518

Income (loss) before income taxes
Segment contributions before unallocated costs
Foodservice	11,563	8,558	22,885	19,699
Consumer	3,731	2,743	8,884	6,359
International	(81)	(1,350)	(102)	(2,102)
Total segment contributions	15,213	9,951	31,667	23,956
Unallocated selling, distribution and
administrative costs	(9,161)	(7,693)	(20,337)	(16,331)
Restructuring expense	(204)	(835)	(304)	(1,176)
Impairment loss on depreciable assets		-		-
Impairment loss on other assets		(242)	-	(242)
Gain (loss) on the sale of fixed assets	(212)	9	(195)	445
Other income	338	1,043	684	1,601
Other (expense)	47	(741)	(1,648)	(1,302)
Reorganization expense	(16,379)		(23,236)
Interest expense and deferred financing costs	(4,650)	(8,023)	(11,687)	(15,982)
(Loss) income before income taxes	$(15,008)	$(6,531)	$(25,056)	$(9,031)

The following is a summary of net sales based on geographic locations of the Company’s domestic and foreign sales offices:

	2006	2005
Net Sales:
North America	$124,619	$139,847
Europe	14,673	18,988
Other	9,950	9,594
Total	$149,242	$168,429

12. SUBSEQUENT EVENTS
On August 1, 2006, the Company’s lenders approved Amendment No. 2 to the Company’s Revolving Credit and Guaranty Agreement dated as of March 21, 2006 (“DIP Credit Agreement”) which amended the deadlines for the Company to submit: (a) the audited financial statements for the fiscal year ended January 28, 2006, and (b) the unaudited financial statements for the quarter ended April 29, 2006, to August 15, 2006 and August 29, 2006, respectively.

On August 15, 2006, the Company’s lenders approved Amendment No. 3 to the Company’s Revolving Credit and Guaranty Agreement dated as of March 21, 2006 (“DIP Credit Agreement”) which amended the deadlines for the Company to submit: (a) the audited financial statements for the fiscal year ended January 28, 2006, and (b) the unaudited financial statements for the quarter ended April 29, 2006, to September 15, 2006 and October 16, 2006, respectively.

On August 1, 2006, the Company entered into an agreement with a third party to market consumer products in the Mexican retail market. Under this agreement, the Company sold the existing consumer products inventory and will receive royalties on all future sales.

On October 25, 2006, the Company sold the Knife Plant located in Sherrill, New York, for net cash proceeds of approximately $600, generating a loss of approximately $300.

Plan Confirmation
On August 31, 2006, the Company announced that its prenegotiated plan of reorganization was confirmed by the U.S. Bankruptcy Court for the Southern District of New York, setting the stage for Oneida’s emergence from Chapter 11 as a privately-held company.

Oneida’s plan of reorganization provided for the conversion of 100% of its Tranche B loan, representing approximately $100 million into 100% of the equity of the newly reorganized company. The plan also included $170 million in senior secured long-term credit facilities, consisting of an $80 million asset based revolving credit facility and a $90 million term loan that refinances Oneida’s Tranche A debt and provides the company with additional liquidity to continue to grow its business. Oneida’s general unsecured creditors were not impaired under the plan; however, existing common and preferred stockholders did not receive any distributions under the plan and their equity was cancelled on the effective date of the plan, September 15, 2006. The Company emerged from Chapter 11 on September 15, 2006 as a privately-held company.

ONEIDA LTD.’S CHAPTER 11 PLAN OF REORGANIZATION, WHICH WAS EFFECTIVE SEPTEMBER 15, 2006, PROVIDED THAT ALL OF THE COMMON AND PREFERRED STOCK OF THE DEBTOR COMPANY BE CANCELLED AS OF SEPTEMBER 15, 2006. FURTHER, ONEIDA LTD., THE NEW YORK COMPANY, WAS MERGED WITH AND INTO ONEIDA LTD., A DELAWARE COMPANY, AS OF THAT DATE. THE DELAWARE COMPANY IS THE SURVIVING ENTITY.

Termination of Defined Benefit Pension Plan
On August 22, 2006, the Company received notification from the Pension Benefit Guarantee Board (“PBGC”) that the Retirement Plan for Employees of Oneida Ltd. had been terminated retroactive to May 31, 2006.

In connection with the termination of the Plan, the Deficit Reduction Act. (“DRA”) which was signed into law in January 2006, provides that to the extent a debtor effectuates a distressed termination of its pension plans in Chapter 11, following emergence from Chapter 11 (i.e. after the discharge is granted), a charge equal to $1.25 per plan Participant will be assessed against the reorganized debtor. The charge is payable annually, for three years following the debtor’s emergence from Chapter 11. This special premium applies to plan terminations in bankruptcies filed on or after October 18, 2005. Accordingly, the Company recorded an accrual on August 22, 2006 in the amount of $6,273 to reflect the estimated future payments under the DRA. The Company is continuing to explore its legal options in regards to the payment of DRA special premiums.

FRESH-START REPORTING

The Company will implement fresh-start accounting and reporting in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) upon emergence from bankruptcy. Fresh-start accounting requires the Company to re-value its assets and liabilities based upon their estimated fair values. Adopting fresh-start accounting may result in material adjustments to the carrying amount of its assets and liabilities. As a result of implementing fresh-start accounting, the consolidated financial statements for the Company after adoption of fresh-start accounting will not be comparable to its consolidated financial statements for the periods prior to adoption of fresh-start accounting.

As part of fresh start accounting, the effects of the Plan of Reorganization as approved by the Bankruptcy Court on the Confirmation Date are recorded. Pursuant to the Plan:

1.	The holders of the $115 million Tranche A secured notes received on the Exit Date, in exchange for their total claims (including principal and interest), cash equal to the secured claim.

2.	The holders of the $101 million Tranche B secured debt received on the Exit Date, in exchange for their total claims (including principal and interest), 100% of the new company stock.

3.	The Pension Benefit Guarantee Corporation (“PBGC”) received a $3 million note payable over 3 years in exchange for assuming certain pension liabilities of the Company.

4.	All other allowed claims were either paid in full in cash or reinstated.

5.	All equity interests in the Company were canceled.

Additionally, as confirmed by the Bankruptcy Court, the estimated reorganization value of the Company was determined to be approximately $210.0 million. Upon adoption of fresh start accounting, the Company’s assets and liabilities will be stated at fair value, and the excess of the reorganization value over the fair value of the assets will be recorded as goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”). In addition, Oneida’s accumulated deficit will be eliminated, and new debt and equity will be recorded in accordance with distributions pursuant to the Plan of Reorganization.^

The following unaudited pro-forma fresh-start balance sheet illustrates the estimated financial effects, on a proforma basis, of: (1) the implementation of the Plan and (2) the adoption of fresh-start reporting (excluding push down of the adjustments of the fair value of identifiable net assets) as if these events occurred on July 29, 2006. The pro-forma fresh-start balance sheet reflects the effects of the consummation of the transactions contemplated in the Plan. The following pro-forma fresh-start balance sheet reflects a reorganization value of $210 million, but does not reflect the allocation of the reorganization value to individual assets and liabilities since this allocation has not yet been completed. This pro-forma has been prepared on a preliminary basis and when the valuation is finalized the valuation adjustments will be made to the respective assets and liabilities.

Oneida Ltd.
Pro-Forma Reorganized Balance Sheet
(amounts in thousands)

	Predecessor			Total	Fresh Start	Reorganized
	Oneida	Plan Effects	New Debt	Plan Effects	Adjustments	Oneida

Assets
Cash	$3,043	$(115,267)	$115,267	$-	$-	$3,043
Trade accounts receivable, net	40,666			-		40,666
Other accounts and notes receivable	1,794			-		1,794
Inventories	102,615			-		102,615
Other current assets	4,608			-		4,608
Total current assets	152,726	(115,267)	115,267	-	-	152,726
Property, plant and equipment, net	22,072			-	-	22,072
Assets held for sale	794			-		794
Goodwill	116,294			-	(4,291)	112,003
Other assets	4,625		4,187	4,187	-	8,812
Total assets	$296,511	$(115,267)	$119,454	$4,187	$(4,291)	$296,407

Liabilities and shareholders’ equity (deficit)
Current Liabilities:
Short-term debt	$4,661	$300	$33,100	$33,400	$-	$38,061
Accounts payable	9,049	1,374		1,374		10,423
Accrued liabilities	38,837	2,269	(3,646)	(1,377)		37,460
Accrued restructuring	414	523		523		937
Accrued pension liabilities	524	3,678		3,678		4,202
Deferred income taxes	494			-		494
Current portion of Long-term debt	759			-		759
Adjustment	-			-		-
Total current liabilities	54,738	8,144	29,454	37,598	-	92,336
Long-term debt	320	2,700	90,000	92,700	-	93,020
Accrued postretirement liability	2,583			-		2,583
Accrued pension liabilities	506	8,861		8,861		9,367
Deferred income taxes	11,225			-		11,225
Other liabilities	11,931			-		11,931
Total liabilities not subject to compromise	81,303	19,705	119,454	139,159	-	220,462
Liabilities subject to compromise	273,751	(273,751)	-	(273,751)	-	-

Stockholders’ Equity (Deficit):
Preferred stock	2,151	(2,151)		(2,151)		-
Common stock	47,781	(47,772)		(47,772)		9
Additional paid in capital	84,719	104,299		104,299	(113,082)	75,936
Retained deficit	(132,031)	35,125		35,125	96,906	-
Accumulated other comprehensive loss	(39,594)	27,709		27,709	11,885	-
Treasury stock, at cost	(21,569)	21,569		21,569	-	-
Total shareholders’ equity (deficit)	(58,543)	138,779	-	138,779	(4,291)	75,945
Total liabilities and stockholders’ equity (deficit)	$296,511	$(115,267)	$119,454	$4,187	$(4,291)	$296,407

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Six months ended July 29, 2006 compared with July 30, 2005
(In Thousands)

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

On March 19, 2006 (the “Petition Date”), the Company filed with the Bankruptcy Court voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The Company continued in possession of their respective properties and continued to operate and manage their businesses as debtors in possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code. On March 21, 2006, the Bankruptcy Court entered an order (Docket No. 33) that the Debtors’ Chapter 11 cases (the “Chapter 11 Cases”) be procedurally consolidated and jointly administered for procedural purposes only under Case No. 06-01489. The Honorable Allan L. Gropper presided over the Chapter 11 Cases. No request was made for the appointment of a trustee or examiner in these cases. On April 10, 2006, the Office of the United States Trustee appointed an official committee of unsecured creditors (Docket No. 125) (the “Creditors Committee”). On May 18, 2006, the Office of the United States Trustee appointed an official Committee of Equity Security Holders (the “Equity Committee”).

Joint Prenegotiated Plan of Reorganization
On the Petition Date, the Company filed with the Bankruptcy Court, among other things, the Plan. The Plan provided for, among other things, (1) repayment in full of the Debtors’ then outstanding debtor in possession financing and the Tranche A Loan pursuant to a $170 million exit financing facility for which the Company received a firm commitment from Credit Suisse, (2) conversion of the Tranche B Loan into 100% of the issued and outstanding equity of reorganized Oneida Ltd. as of the effective date of the Plan, (3) a distribution to the PBGC of a $3 million promissory note that (a) had a variable rate of interest if the PBGC voted to accept and does not object to the Plan and (b) is non-interest bearing in the event that the PBGC either voted to reject or objected to the Plan, (4) payment in full of all other allowed general unsecured claims of the Company and (5) cancellation of all of Oneida’s existing equity interests.

The Company entered into the Plan Support Agreement on March 19, 2006 with 94% of the prepetition lenders holding Tranche A Loans and 100% of the prepetition lenders holding Tranche B Loans. Based on the number and percentage of prepetition lenders that have executed the Plan Support Agreement, the Company received sufficient commitments to confirm the Plan.

Financing

The DIP Credit Agreement
On the Petition Date, the Company filed with the Bankruptcy Court a motion for interim and final orders approving (i) the proposed Revolving Credit and Guaranty Agreement (the “DIP Credit Agreement”) among Oneida Ltd., as borrower, each of the other Debtors, as guarantors, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative and collateral agent (the “DIP Agent”), by which the Company plans to finance their operations during the Chapter 11 Cases, and (ii) an adequate protection package for the benefit of the lenders under the Company’s prepetition credit agreement (Docket No. 20). The DIP Credit Agreement provided for a total revolving commitment of $40 million, which includes availabilities for the issuance of letters of credit from a group of lenders led by the DIP Agent.

The Bankruptcy Court, on March 21, 2006, entered an order approving the DIP Credit Agreement on an interim basis (Docket No. 35) and, on April 7, 2006, entered an order approving the DIP Credit Agreement on a final basis (Docket No. 116).

The DIP Credit Agreement provided the Company with a $40 million senior secured priming facility which, subject to certain limitations, permitted the Company to lend or advance funds to, or make intercompany investments in, its subsidiaries. The DIP Credit Agreement provided for the repayment in full of the Company’s prepetition revolving loans upon entry of the interim order.

The Exit Facility
The Plan contemplated the Company entering into a $170 million credit facility (the “Exit Facility”) to be provided to Oneida Ltd., as reorganized on or after the effective date of the Plan, pursuant to which the Company financed their emergence from Chapter 11. The Exit Facility provides for a five-year revolving commitment of up to $80 million and a $90 million six-year term loan. In connection with procurement of the Exit Facility, the Company is required to pay an arrangement fee to Credit Suisse of approximately $3.7 million. On March 27, 2006, the Debtors filed with the Bankruptcy Court a motion for an order authorizing the Debtors to pay this fee (Docket No. 64).

Plan Confirmation
On August 31, 2006, the Company announced that its prenegotiated plan of reorganization was confirmed by the Bankruptcy Court, setting the stage for Oneida Ltd.’s emergence from Chapter 11 as a privately-held company.

Oneida Ltd.’s plan of reorganization provided for the conversion of 100% of its Tranche B loan, representing approximately $100 million into 100% of the equity of the newly reorganized company. The plan also included $170 million in senior secured long-term credit facilities, consisting of an $80 million asset based revolving credit facility and a $90 million term loan that refinanced Oneida Ltd.’s Tranche A debt and provided the company with additional liquidity to grow its business. Oneida Ltd.’s general unsecured creditors were not impaired under the plan; however, existing common and preferred stockholders did not receive any distributions under the plan and their equity was cancelled on the effective date of the plan, September 15, 2006. The Company emerged from Chapter 11 on September 15, 2006 as a privately held company.

ONEIDA LTD.’S CHAPTER 11 PLAN OF REORGANIZATION, WHICH WAS EFFECTIVE SEPTEMBER 15, 2006, PROVIDED THAT ALL OF THE COMMON AND PREFERRED STOCK OF THE DEBTOR COMPANY BE CANCELLED AS OF SEPTEMBER 15, 2006. FURTHER, ONEIDA LTD., THE NEW YORK COMPANY, WAS MERGED WITH AND INTO ONEIDA LTD., A DELAWARE COMPANY, AS OF THAT DATE. THE DELAWARE COMPANY IS THE SURVIVING ENTITY.

Results of Operations

Three Month period Ending July 29, 2006 versus July 30, 2005

	For the Three Months Ended
	July 29, 2006	July 30, 2005

Net Sales:
Foodservice	$39,144	$39,188
Consumer	21,234	25,463
International	12,866	14,041
Total Net Sales	$73,244	$78,692
License Fees	963	603
Total Revenues	$74,207	$79,295

Gross Margin	$29,009	$27,887
% Total Revenues	39.1%	35.2%

Operating Expenses	$23,372	$26,697
% Total Revenues	31.5%	33.7%

Consolidated revenues for the three months ended July 29, 2006 decreased $5,088 (6.4%) as compared to the same period in the prior year.

Foodservice
Net sales of Foodservice products during the three months ended July 29, 2006 were $39,144 compared to $39,188 in the corresponding period in the prior year. For three months ended July 29, 2006, Foodservice net sales were buoyed by strong Hotel and Gaming sales and Cruise Line sales increases of $2,200 and $200, offset by a continued decline in Chain Restaurant and Airline sales of $2,000 and $300, respectively.

The continued financial uncertainty surrounding the Company, as well as current industry trends, for the three and six months ended July 29, 2006, has resulted in certain distribution customers opting to either dual or direct source their tabletop product requirements, although in total the distribution channel showed modest growth during the second quarter. Overall, this has resulted in lower sales during the first half of the current fiscal year, specifically in the commodity flatware and dinnerware segments. Hotel and Gaming sales are ahead of the corresponding three and six-month periods in the prior year due primarily to the timing of new projects and re-supply business. Chain Restaurant sales have declined due to non-traditional competitive pressures (cost-plus brokers / niche importers), deflation / trading down, general market conditions and reorder timing. Airline sales have also declined due to overall industry distress. Cruise Line sales have increased due to new fleet-wide product rollouts for certain customers.

Consumer
Net Sales for the Consumer division decreased by $4,229 (16.6%) compared to the corresponding period in the prior year. As a result of the Company’s continuing effort to restructure the Oneida Outlet Store division, 25 stores were closed since January 2005 accounting for approximately $2,400 of the net sales reduction. In addition, flatware sales for the quarter were down approximately $2,200 compared to the second quarter of the prior year. Flatware sales were impacted by an inventory reduction program undertaken by two major customers in early 2006 and the discontinuation of a major retailer program. These decreases were partially offset by a $400 increase in Special Market sales.

International
Net sales of the International division declined by $1,175 (8.4%) as compared to the same period in the prior year, primarily attributed to the Mexico and United Kingdom operations. The decrease in sales in the United Kingdom was impacted by the change in the Company’s crystal product supplier and a general softness in the demand for retail tabletop products.

Gross Margins
Gross margin for the three months ended July 29, 2006 was $29,009 (or 39.1% as a percentage of total revenues), as compared to $27,887 (35.2%) for the same period in the prior year. A portion of the gross margin improvement is attributable to the March 2005 closure and sale of the Sherrill, NY manufacturing facility (which had generated significant negative manufacturing variances during the past several years), and the resulting transition to 100% outsourcing of the Company’s manufacturing operations during the quarter ended April 30, 2005. In addition, the current quarter’s gross margins were positively impacted by a favorable product mix of higher-yielding bridal flatware sales, plus the continued liquidation of LIFO valued inventory.

Operating Expenses
Consolidated operating expenses for the three months ended July 29, 2006 were $23,372, compared to $26,697 for the same period in the prior year. This decrease is primarily attributed to a reduction in selling, distribution and administrative expenses reflecting a decline in net sales, the impact of the Company’s cost reduction programs initiated in 2005, reduced restructuring expense and reduced impairment charges during the current quarter.

Other Income and Expense
Other Income was $338 for the three months ended July 29, 2006, compared to $1,043 for the same period in the prior year. Other Expense for the three months ended July 29, 2006 netted to income of $47, due to an adjustment of an environmental liability that was recorded in the prior quarter compared to $741 for the same period in the prior year.

Interest Expense Including Amortization of Deferred Financing Costs
Interest expense, including amortization of deferred financing costs, decreased by $3,373 (42.0%) for the three months ended July 29, 2006, versus the prior year, resulting primarily from the suspension of the accrual of Tranche B interest of $4,307 during the post-petition period partially offset by a general increase in interest rates.

Income Tax Expense (Benefit)
The Company continues to provide a full valuation allowance against its net deferred tax assets. The provision for income taxes was $567 for the three months ended July 29, 2006, as compared to $233 in the prior year. The provision for income taxes for the current period is primarily comprised of foreign tax expense related to foreign operations and domestic deferred tax liabilities recognized on indefinite long-lived intangibles. The Company continues to provide a full valuation allowance against its domestic net deferred tax assets and the net deferred tax assets of the United Kingdom operation. The Company has not recorded any tax benefits relative to losses incurred in the current year, since it is more likely than not that the resulting asset would not be realized. The Company will continue to maintain a valuation allowance until sufficient evidence exists to support its reversal.

Six Month period ending July 29, 2006 versus July 30, 2005

	For the Six Months Ended
	July 29, 2006	July 30, 2005

Net Sales:
Foodservice	$79,248	$84,126
Consumer	44,864	56,390
International	25,130	27,913
Total Net Sales	$149,242	$168,429
License Fees	1,796	1,089
Total Revenues	$151,038	$169,518

Gross Margin	$58,927	$59,589
% Total Revenues	39.0%	35.2%

Operating Expenses	$48,097	$52,937
% Total Revenues	31.8%	31.2%

Consolidated revenues for the six months ended July 29, 2006 decreased $18,480 (10.9%) as compared to the same period in the prior year.

Foodservice
Net sales of Foodservice sales during the six months ended July 29, 2006 declined by $4,878 (5.8%), compared to the corresponding period in the prior year. This decline in sales is primarily attributed to Broadline/Equipment & Supply Distributors, Chain Restaurants, Airlines and Wholesale (Direct) Liquidations of approximately $1,500, $3,700, $900 and $700, respectively, partially offset by an increase in sales within Hotel and Gaming and Cruise Line channels of $1,200 and $800, respectively.

The continued financial uncertainty surrounding the Company, as well as current industry trends, for the three and six months ended July 29, 2006, has resulted in certain distribution customers opting to either dual or direct source their tabletop product requirements, although the distribution channel showed modest growth during the second quarter. Overall, this has resulted in lower sales during the first half of the current fiscal year, specifically in the commodity flatware and dinnerware segments. Hotel and Gaming sales have increased compared to the corresponding three and six-month periods in the prior year due primarily to the timing of new projects and re-supply business. Chain Restaurant sales have declined due to non-traditional competitive pressures (cost-plus brokers / niche importers), deflation / trading down, general market conditions and reorder timing. Airline sales have also declined due to overall industry distress. Cruise Line sales increased due to new fleet wide product rollouts for certain customers.

Consumer
Net Sales for the Consumer division decreased by $11,526 (20.4%) compared to the corresponding period in the prior year. In the Company’s continuing effort to restructure the Oneida Outlet Store division, 25 stores were closed since January 2005 accounting for approximately $5,000 of the net sales reduction. In addition, flatware sales for the quarter were down approximately $4,600 compared to the second quarter of the prior year. This is mainly due to the impact of a major department store merger, the discontinuation of a major retailer program and the closeout of a catalog program. Dinnerware sales were down approximately $1,900 compared to the same period in the prior year. This is mainly due to the discontinuation of a major retailer program. Both flatware and dinnerware sales were also impacted by an inventory reduction program undertaken by two major customers in early 2006.

International
Net sales of the International division declined by $2,783 (10.0%) as compared to the same period in the prior year, primarily attributed to the Mexico and United Kingdom operations. The decrease in sales in the United Kingdom was impacted by the change in the Company’s crystal product supplier and a general softness in the demand for retail tabletop products.

Gross Margins
Gross margin for the six months ended July 29, 2006 was $58,927 (or 39.0% as a percentage of total revenues), as compared to $59,589 (35.2%) for the same period in the prior year. A portion of the gross margin improvement is attributable to the March 2005 closure and sale of the Sherrill, NY manufacturing facility (which had generated significant negative manufacturing variances during the past several years), and the resulting transition to 100% outsourcing of the Company’s manufacturing operations during the quarter ended April 30, 2005. In addition, the current quarter’s gross margins were positively impacted by a favorable product mix of higher-yielding bridal flatware sales, plus the continued liquidation of LIFO valued inventory.

Operating Expenses
Consolidated operating expenses for the six months ended July 29, 2006 were $48,097, compared to $52,937 for the same period in the prior year. This decrease is primarily attributed to a reduction in selling distribution and administrative expenses reflecting a decline in net sales, the impact of the Company’s cost reduction programs initiated in 2005, lower restructuring expense and no impairment charges during the first six months of the current fiscal year.

Other Income and Expense
Other Income was $685 for the six months ended July 29, 2006, compared to $1,601 for the same period in the prior year. Other Expense for the six months ended July 29, 2006 was $1,648 compared to $1,302 for the same period in the prior year.

Interest Expense Including Amortization of Deferred Financing Costs
Interest expense, including amortization of deferred financing costs, decreased by $4,295 (26.9%) for the six months ended July 29, 2006, versus the prior year, resulting primarily from the suspension of the accrual of Tranche B interest of $6,294 during the post-petition period offset by the general increase in interest rates.

Income Tax Expense (Benefit)
The Company continues to provide a full valuation allowance against its net deferred tax assets. The provision for income taxes or $936, for the six months ended July 29, 2006, as compared to $1,033 in the prior year. The provision for income taxes for the current period is primarily comprised of foreign tax expense related to foreign operations and domestic deferred tax liabilities recognized on indefinite long-lived intangibles. The Company continues to provide a full valuation allowance against its domestic net deferred tax assets and the net deferred tax assets of the United Kingdom operation. The Company has not recorded any tax benefits relative to losses incurred in the current year, since it is more likely than not that the resulting asset would not be realized. The Company will continue to maintain a valuation allowance until sufficient evidence exists to support its reversal.

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

Finally, on April 12, 2005 the Company announced the closure of its foodservice distribution center located in Buffalo, New York. The distribution center was closed during the third quarter of fiscal year 2006. On June 6, 2006, the distribution center was sold, generating net cash proceeds of approximately $4.6 million and a loss on sale of approximately $0.2 million.

Other
The Company sources substantially all of its products overseas, primarily from third party manufacturers in the Far East which subjects the Company to risks associated with fluctuations in foreign currencies. Additionally, the principal material needed for its flatware product is stainless steel which its underlying cost is driven by the cost of nickel. The

Company closely monitors the cost of these commodities. Any unfavorable changes in the prices of these products could have an adverse impact on the Company’s gross margins.

Liquidity & Financial Resources
Cash provided by operating activities was $1,190 for the six months ended July 29, 2006, compared to cash provided by operating activities of $4,205 from the same period in the prior year. The net cash provided by operating activities for the six months ended July 29, 2006 was primarily due to an increase in net accrued liabilities associated with reorganization expense and increased collections of accounts receivables, partially offset by an increase in inventory during the current period. During the six months ending July 29, 2006, non-cash interest attributed to the Company’s PIK (Payment in Kind) option on its Tranche B debt amounted to $2,356, versus $7,018 during the prior year’s six month period.

Cash flow provided by investing activities was $1,586 for the six months ending July 29, 2006, compared to $619 for the same period in the prior year. Capital expenditures were $3,111 and $783 for the six months ending July 29, 2006 and July 30, 2005, respectively. The increase in capital expenditures is primarily due to the Company’s West Coast distribution center. The sale of the foodservice distribution center located in Buffalo, New York in June of 2006 generated net cash proceeds of $4,645. Cash generated from the sale of assets for the six months ended July 30, 2005 consisted of $852 from the sale of the Company’s Shanghai manufacturing facility and $550 from the sale of the Sherrill, New York manufacturing facility.

Net cash used by financing activities was $2,533 for the six months ending July 29, 2006 versus net cash used of $5,330 for the same period in the prior year, reflecting the Company’s decrease in short-term debt during the current period and decrease in short-term debt plus payment of long-term debt in the prior year period.

On August 9, 2004 the Company completed a comprehensive restructuring of the existing indebtedness with its lenders, along with new covenants based upon the then current financial projections. The restructuring included the conversion of $30 million of principal amount of debt into an issuance of a total of 29.85 million shares of the common stock of the Company to the individual members of the lender group or their respective nominees. The common shares were issued in blocks proportionate to the amount of debt held by each lender. As of August 9, 2004, these shares of common stock represented approximately 62% of the outstanding shares of common stock of the Company. In addition to the debt to equity conversion, the Company received a new $30 million revolving credit facility from the lenders and restructured the balance of the existing indebtedness into a Tranche A loan of $125 million and a Tranche B loan of $78.2 million. All the restructured debt was secured by a first priority lien over substantially all of the Company’s and its domestic subsidiaries’ assets. The Tranche A loan was scheduled to mature on August 9, 2007 and required amortization of principal based on available cash flow and fixed amortization of $1,500 per quarter beginning in the first quarter of the fiscal year ended January 2007. As of the balance sheet date of January 28, 2006, $6,000 was reclassed to current based on the quarterly principal payments becoming due over the next twelve months. Interest on the Tranche A loan accrued at LIBOR (London Inter Bank Offered Rate) plus 6%-8.25% depending on the leverage ratio. The Tranche B loan was scheduled to mature in February 2008 with no required amortization. Interest on the Tranche B loan accrued at LIBOR plus 13% with a maximum interest rate of 17%. The Tranche B loan had a Payment in Kind (PIK) option, at the Company’s discretion, that permits the compounding of the interest in lieu of payment. During the third and fourth quarters of the fiscal year ended January 29, 2005, and during the fiscal year ending January 28, 2006, the Company chose the PIK option and cash interest was not paid on the Tranche B debt. During the fiscal year ended January 28, 2006, the Tranche B loan outstanding increased by $15,059 as a result of the Company exercising the PIK option. Beginning in the first quarter of the fiscal year ended January 2007, the Company was required to begin paying 30% of the Tranche B interest obligation in cash. Upon filing for Chapter 11 protection under the Bankruptcy Code on March 19, 2006, the Company suspended both cash payments and accrual of Tranche B interest.

The August 2004 debt-for-equity restructuring constituted a change in control of the Company. There were several Company employee benefit plans that contained triggers if a change of control occurred. Such plans were amended to allow the debt and equity transaction without triggering the change in control provisions. In addition, the Shareholder Rights Plan was terminated.

The restructured debt agreement contained several covenants including a maximum total leverage ratio, minimum cash interest coverage ratio, minimum total interest coverage ratio, and minimum consolidated Earnings Before Interest, Taxes, Depreciation, Amortization and Restructuring Expenses (EBITDAR). The Company was in compliance with its covenants as of January 29, 2005, but anticipated violating the covenants at the end of the second quarter of the fiscal year ending January 28, 2006. On April 7, 2005, the Company’s lending syndicate approved an amendment to the Company’s credit agreement providing less restrictive financial covenants (beginning with the first quarter of the fiscal year ending January 2006), consenting to the sale of certain non-core assets, and authorizing the release of certain proceeds from the assets sold. The revised financial covenants extended through the fiscal year ending January 2007. As of January 28, 2006 the Company was technically in compliance with the revised financial covenants. Subsequent to the fiscal year ended January 28, 2006 the Company filed with the Bankruptcy Court voluntary petitions for relief under chapter 11 of the Bankruptcy Code and as a result was in default under the current debt agreement. As such, the Domestic long term debt was reclassified as Liabilities Subject to Compromise. See Note 2 which explains the Company’s plan of reorganization which was approved by the lending group.

On March 19, 2006, the Company filed, among other things, their proposed Joint Prenegotiated Plan of Reorganization Under Chapter 11 of the Bankruptcy Code. The Plan provided for, among other things, (1) repayment in full of Oneida Ltd.’s (“Oneida”) and certain of its direct and indirect domestic subsidiaries’ (collectively, the “Debtors”) then outstanding debtor in possession financing and the Tranche A Loan pursuant to a $170 million Exit Financing facility for which the Debtors have received a firm commitment from Credit Suisse, (2) conversion of the Tranche B Loan into 100% of the issued and outstanding equity of reorganized Oneida as of the effective date of the Plan, (3) a distribution to the PBGC of a $3 million promissory note that (a) has a variable rate of interest if the PBGC voted to accept and does not object to the Plan and (b) is non-interest bearing in the event that the PBGC either voted to reject or objected to the Plan, (4) payment in full of all other allowed general unsecured claims of the Debtors and (5) cancellation of all of Oneida’s existing equity interests. On March 19, 2006, the Company issued a press release and disclosed on Form 8-K filed on March 22, 2006 that it had commenced chapter 11 proceedings and disclosed that, pursuant to the Plan that was filed with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) contemporaneously with its chapter 11 filing, its existing common and preferred stockholders would not receive any distributions under the Plan and their equity would be cancelled on the effective date of the Plan. The Company believes that the implementation of the Plan will result in a capital structure that will permit the Company to continue as a going concern.

On the Petition Date, the Company filed with the Bankruptcy Court a motion for interim and final orders approving (i) the proposed Revolving Credit and Guaranty Agreement (the “DIP Credit Agreement”) among Oneida Ltd., as borrower, each of the other Debtors, as guarantors, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative and collateral agent (the “DIP Agent”), by which the Company planned to finance their operations during the Chapter 11 Cases, and (ii) an adequate protection package for the benefit of the lenders under the Company’s prepetition credit agreement (Docket No. 20). The DIP Credit Agreement provided for a total revolving commitment of $40 million, which included availabilities for the issuance of letters of credit from a group of lenders led by the DIP Agent.

The DIP Credit Agreement provided the Company with a $40 million senior secured priming facility which, subject to certain limitations, permitted the Company to lend or advance funds to, or make intercompany investments in, their subsidiaries. The DIP Credit Agreement provided for the repayment in full of the Company’s prepetition revolving loans upon entry of the interim order.

On June 7, 2006, the Company’s lending syndicate approved Amendment No. 1 to the Company’s DIP Credit Agreement which amended the deadlines for the Company to submit: (a) the audited financial statements for the fiscal year ended January 28, 2006 and (b) the unaudited financial statements for the quarter ended April 29, 2006 to August 1, 2006 and August 15, 2006, respectively.

On August 1, 2006, the Company’s lending syndicate approved an Amendment No. 2 to the Company’s DIP Credit Agreement which amended the deadlines for the Company to submit: (a) the audited financial statements for the fiscal year ended January 28, 2006 and (b) the unaudited financial statements for the quarter ended April 29, 2006 to August 15, 2006 and August 29, 2006, respectively.

On August 15, 2006, the Company’s lenders approved Amendment No. 3 to the Company’s Revolving Credit and Guaranty Agreement dated as of March 21, 2006 (“DIP Credit Agreement”) which amended the deadlines for the Company to submit: (a) the audited financial statements for the fiscal year ended January 28, 2006, and (b) the unaudited financial statements for the quarter ended April 29, 2006, to September 15, 2006 and October 16, 2006, respectively.

Plan Confirmation
On August 31, 2006, the Company announced that its prenegotiated plan of reorganization was confirmed by the Bankruptcy Court, setting the stage for Oneida Ltd.’s emergence from Chapter 11 as a privately-held company.

Oneida Ltd.’s plan of reorganization provided for the conversion of 100% of its Tranche B loan, representing approximately $100 million into 100% of the equity of the newly reorganized company. The plan also included $170 million in senior secured long-term credit facilities, consisting of an $80 million asset based revolving credit facility and a $90 million term loan that refinanced Oneida Ltd.’s Tranche A debt and provided the company with additional liquidity to grow its business. Oneida Ltd.’s general unsecured creditors were not impaired under the plan; however, existing common and preferred stockholders did not receive any distributions under the plan and their equity was cancelled on the effective date of the plan, September 15, 2006. The Company emerged from Chapter 11 on September 15, 2006 as a privately held company.

ONEIDA LTD.’S CHAPTER 11 PLAN OF REORGANIZATION, WHICH WAS EFFECTIVE SEPTEMBER 15, 2006, PROVIDED THAT ALL OF THE COMMON AND PREFERRED STOCK OF THE DEBTOR COMPANY BE CANCELLED AS OF SEPTEMBER 15, 2006. FURTHER, ONEIDA LTD., THE NEW YORK COMPANY, WAS MERGED WITH AND INTO ONEIDA LTD., A DELAWARE COMPANY, AS OF THAT DATE. THE DELAWARE COMPANY IS THE SURVIVING ENTITY.

ITEM 3.

Quantitative and Qualitative Disclosures About Market Risk
The Company’s primary market risk is interest rate exposure in the United States. Historically, the company manages interest rate exposure through a mix of fixed and floating rate debt. The majority of the company’s debt is currently at floating rates. Based on floating rate borrowings outstanding at July 29, 2006, a 1% change in the rate would result in a corresponding change in interest expense of approximately $2.2 million.

The Company has foreign exchange exposure related to its foreign operations in Mexico, Canada, Italy, Australia, the United Kingdom and China. See Note 11 of Notes to Consolidated Financial Statements for details on the Company’s foreign operations. Translation adjustments recorded in the statement of operations were not of a material nature.

ITEM 4.

Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our President and our Chief Financial Officer have carried out an evaluation, with the participation of the Company’s management, of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, each has concluded that at the end of the period covered by this report the Company’s “disclosure controls and procedures” are effective to insure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and regulations. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failure within the Company to disclose material information otherwise required to be set fourth in the Company’s periodic reports.

Changes in Internal Controls
There was no change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward Looking Information
With the exception of historical data, the information contained in this Form 10-Q, as well as those other documents incorporated by reference herein, may constitute forward-looking statements, within the meaning of the Federal securities laws, including but not limited to the Private Securities Litigation Reform Act of 1995. As such, the Company cautions readers that changes in certain factors could affect the Company’s future results and could cause the Company’s future consolidated results to differ materially from those expressed or implied herein. Such factors include, but are not limited to: changes in national or international political conditions; civil unrest, war or terrorist attacks; general economic conditions in the Company’s own markets and related markets; availability or shortage of raw materials including steel and nickel; difficulties or delays in the development, production and marketing of new products; financial stability of the Company’s contract manufacturers, and their ability to produce and deliver acceptable quality product on schedule; the impact of competitive products and pricing; certain assumptions related to consumer purchasing patterns; significant increases in interest rates or the level of the Company’s indebtedness; inability of the Company to maintain sufficient levels of liquidity; failure to obtain needed waivers and/or amendments of the Company’s finance agreements; foreign currency fluctuations; major slowdowns in the retail, travel or entertainment industries; the loss of several of the Company’s key executives, major customers or suppliers; the

Company’s failure to achieve the savings and profit goals of any planned restructuring or reorganization programs, future product shortages resulting from the Company’s transition to an outsourced manufacturing platform; international health epidemics such as the SARS outbreak and other natural disasters; impact of changes in accounting standards; potential legal proceedings; changes in pension and medical benefit costs; and the amount and rate of growth of the Company’s selling, general and administrative expenses.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEIDA LTD.
(Registrant)

Date: October 31, 2006	By:	/s/ JAMES E. JOSEPH
James E. Joseph
President

	By:	/s/ ANDREW G. CHURCH
Andrew G. Church
Executive Vice President and
Chief Financial Officer